Form 10-K
period 1993-12-31
TNP ENTERPRISES INC
filed 1994-03-24
CIK 741612

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C.  20549

FORM 10-K

(X)ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993

OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from          to

                        Commission File No. 1-8847

                           TNP ENTERPRISES, INC.
          (Exact name of registrant as specified in its charter)

          TEXAS                                   75-1907501
 (State of incorporation)             (I.R.S. Employer Identification Number)

      4100 International
        P. O. Box 2943
         Fort Worth, Texas                                           76113
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code               817-731-0099

Securities registered pursuant to Section 12(b) of the Act:

                                     Shares               Name of
                                     Outstanding          Each Exchange on
  Title of Each Class of Securities  on January 31, 1994  Which Registered

  Common Stock, No Par Value          10,697,996      New York Stock Exchange


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes X  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

As of January 31, 1994 non-affiliates of the Registrant held 10,623,257 shares of the Common Stock having an aggregate market value of $189,890,718.88 based on the closing price on the New York Stock Exchange of $17.875 per share.

                    Documents Incorporated By Reference

                                                                 Part Where
Document                                                         Incorporated

(1)  Annual Report to Shareholders for the
      year ended December 31, 1993                                     I, II

(2)  Proxy Statement (distributed to
      holders of common stock on or
      about March 28, 1994                                                III

TNP ENTERPRISES, INC.                                        FORM 10-K

PART I

Item 1.  Business.

      General Development of Business

      The Company And Its Subsidiaries

      TNP Enterprises, Inc. (Company) is a Texas corporation organized in February 1983. The Company owns all of the outstanding common stock of its three subsidiaries: Texas-New Mexico Power Company (Utility), its principal operating subsidiary; Bayport Cogeneration, Inc. (Bayport); and TNP Operating Company. The Company and the Utility are holding companies as defined in the Public Utility Holding Company Act but each is exempt from regulation as a "registered holding company" as defined in said act. All financial information presented herein or incorporated by reference is on a consolidated basis and all intercompany transactions and balances have been eliminated.

      Texas-New Mexico Power Company

      Texas-New Mexico Power Company is a public utility engaged in the generation, purchase, transmission, distribution and sale of electricity to customers within the States of Texas and New Mexico. The Utility is qualified to do business as a foreign corporation in the State of Arizona. Business conducted in Arizona is limited to ownership as tenant-in-common with two other electric utility corporations in a 345-KV electric transmission line which transmits electrical energy into New Mexico for sale to customers in New Mexico.

      The Utility is subject to regulation by the Public Utility Commission of Texas (PUCT) and the New Mexico Public Utility Commission (NMPUC). The Utility is subject in some of its activities, including the issuance of securities, to the jurisdiction of the Federal Energy Regulatory Commission (FERC), and its accounting records are maintained in accordance with the FERC Uniform System of Accounts.

      The Utility has two wholly owned subsidiaries, Texas Generating Company (TGC), organized in 1988, and Texas Generating Company II (TGC
      II), organized in 1991.

      TNP One

      Prior to 1990, the Utility purchased virtually all of its electric requirements, primarily from other utilities. In an effort to diversify its energy and fuel sources, the Utility contracted with a consortium consisting of Westinghouse Electric Corporation, Combustion Engineering, Inc. and H. B. Zachry Company to construct TNP One. TNP One is a two-unit lignite-fueled, circulating fluidized bed generating plant in Robertson County, Texas. Unit 1 and Unit 2 of TNP One together provide, on an annualized basis, approximately 30% of the Utility's electric capacity requirements in Texas. The Utility acquired Unit 1 on July 20, 1990, and Unit 2 on July 26, 1991, through TGC and TGC II, respectively. The Utility operates the two units and sells the output of TNP One to its Texas customers. Unit 1 began commercial operation on September 12, 1990, and Unit 2 on October 16, 1991. As of December 31, 1993, the costs of Unit 1 and Unit 2 were approximately $357 million and approximately $282.9 million, respectively. Portions of the costs were funded by the Utility, with the majority of the costs borrowed by TGC and TGC II under separate financing facilities for the two units, which are guaranteed by the Utility.

<PAGE 2>
                           TNP ENTERPRISES, INC.           FORM 10-K

      Regulatory Proceedings

      The Utility has received rate orders from the PUCT placing the majority of the costs of each of the two units of TNP One in rate base. The Utility and other parties to the proceedings have appealed both orders. For a review of the history of the two rate proceedings and the pending judicial proceedings, see Item 3, "Legal Proceedings" and note 5 to the consolidated financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1993. See note 2 to the consolidated financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1993 for a discussion of the financings of the two units including, during 1993, substantial reduction of the TNP One construction indebtedness and extension of the payment schedule for the remaining balance of the construction debt. For a discussion of the effects of the construction and financing of TNP One on the Utility's financial condition, including the detrimental regulatory treatment received to date, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report to Shareholders for the year ended December 31, 1993.

      Business of Other Subsidiaries

      TNP Operating Company and Bayport are general purpose corporations organized under the Texas Business Corporation Act. Neither company was materially involved in any business activities during 1993.

      Financial Information About Industry Segments

      This information is incorporated by reference to page 37 of the Annual Report to Shareholders for the year ended December 31, 1993. It is not possible to attribute operating profit or loss and identifiable assets to each of the classes of customers listed on the page referred to in said Annual Report.

      Kilowatt-hour (KWH) sales in 1993 were assisted by more typical weather experienced in 1993 as compared to 1992. KWH sales declined in 1992 from 1991 due in part to milder than normal temperatures in the Utility's service area in Texas; however, revenues were approximately the same for the two years due primarily to an increase in the Utility's Texas customers' rates in 1992. Also contributing to the sales decline was the failure of new customers and revenues to materialize as expected within the industrial class to ameliorate the loss of KWH sales to certain industrial customers. During 1993, the number of industrial customers decreased by 14, but that decrease included the consolidation of 10 customers into 2 customers for billing purposes and the reclassification of 3 customers to the commercial class of customers.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report to Shareholders for the year ended December 31, 1993 for a discussion of the changes in operating revenues, including rate increases.

      Narrative Description of Business

      The Company is a holding company as defined in the Public Utility Holding Company Act of 1935, but is exempt from regulation as a "registered holding company" under the act except with respect to the acquisition of securities of other public utility companies. The Company's exemption is based upon the substantially intrastate character of the operations of the Utility, and the filing with the Securities and Exchange Commission (SEC) of an annual exemption statement pursuant to its Rule U-2. The Public Utility Holding Company Act authorizes the SEC to terminate an exemption which it determines to be detrimental to the public interest or to the interest of investors or consumers. Therefore, the extent to which the Company and its nonutility subsidiaries may expand or diversify and maintain the Company's exempt status is always subject to review by the SEC. The Company does not intend to take any action which will jeopardize its exempt status.

<PAGE 3>
                           TNP ENTERPRISES, INC.           FORM 10-K

      The Company is not subject to regulation by the PUCT. The Company is not generally subject to regulation by the NMPSC; the NMPSC statutes do not regulate holding companies except under certain circumstances of consolidation, merger, or acquisition. Both of these agencies have regulatory authority under state laws over the activities of the Utility. The Utility, and not the Company, is also subject to the jurisdiction of the FERC, in certain respects, under the terms of the Federal Power Act.

      Narrative Description of Utility Business

      General

      The Utility purchases and generates electricity for sales to its customers wholly within the States of Texas and New Mexico. The Utility's purchases of electricity are primarily from other utilities and cogenerators (see "Sources of Energy" in this section). The Utility's current generation of electricity is from TNP One.

      The Utility owns and operates electric transmission and distribution facilities in 90 municipalities and adjacent rural areas in Texas and New Mexico. The areas served contain a population of approximately 616,000. The Utility's service is delivered to customers in four operating divisions in Texas and one operating division in New Mexico.

      The Utility's Southeast Division, on the Texas Gulf Coast, is adjacent to the Johnson Space Center and lies between the cities of Houston and Galveston. The economy is supported by the oil and petrochemical industries, agriculture and the general commercial activity of the Houston area. This division produced 49.5% of the total operating revenues in 1993. The Utility's Northern Division is based in Lewisville, just north of the Dallas-Fort Worth International Airport, and extends to include municipalities along the Red River and in the Texas Panhandle. This division serves a variety of commercial, agricultural and petroleum industry customers and produced 19.5% of the Utility's revenues in 1993. The economy of the Utility's New Mexico Division is primarily dependent upon mining and agriculture. Copper mines are the major industrial customers in the New Mexico Division. This division produced 16.8% of the total operating revenues in 1993. The Utility's Central Division includes municipalities and communities located to the south and west of Fort Worth. This area's economy is largely dependent on agriculture and to lesser degrees tourism and oil production. In far west Texas, between Midland and El Paso, the Utility's Western Division serves municipalities whose economies are primarily related to oil and gas production, agriculture and food processing.

      The Utility serves and intends to continue serving members of the public in all of its present service areas. The Utility will construct facilities as needed to meet increasing demand for its service. The Utility will also extend service beyond its present service territories to the extent permitted by law and the orders of regulatory commissions. For a description of the properties utilized to provide this service, see Item 2, "Properties."

      Operating Revenues

      Revenues contributed by the Utility's operating divisions in 1993, 1992 and 1991 and the corresponding percentages of total operating revenues are shown below:

                     1993           1992         1991
          Operating    Revenues       Revenues       Revenues
          Division      (000's) %'s    (000's)   %'s     (000's)   %'s
          Central      $39,460  8.3%   $ 35,421   8.0%  $ 34,625    7.8%
          Northern      92,265  19.5     83,626  18.9     84,227   19.1
          Southeast    234,895  49.5    222,460  50.1    220,581   50.0
          Western       28,084   5.9     27,193   6.1     27,487    6.2
          New Mexico    79,538  16.8     75,127  16.9     74,423   16.9
          Total       $474,242 100.0%  $443,827 100.0%  $441,343  100.0%

<PAGE 4>                        TNP ENTERPRISES, INC.               FORM 10-K

         In 1993, 1992 and 1991, no single customer accounted for greater than 10% of operating revenues, although the Utility has two affiliated industrial customers in the New Mexico Division which, together, contributed between 8% and 10% of the Utility's revenues in each of these years.

         Sources of Energy

         Information on the "Sources of Energy" of the Utility is incorporated herein by reference to pages 4 and 5 of the Annual Report to Shareholders for the year ended December 31, 1993.

         Recovery of Purchased Power and Fuel Costs

         Purchased power cost recovery adjustment clauses in the Utility's rate schedules have been authorized by the regulatory authorities in Texas and New Mexico. A fixed fuel recovery factor in Texas has also been approved. Both are of substantial benefit to the Utility in efforts to recover timely and adequately these significant elements of operating expenses as described in note 1(g) to the consolidated financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1993.

         Franchises

         The Utility holds franchises from each of the 90 municipalities in which it renders electric service. On December 31, 1993, these franchises had expiration dates varying from 1994 to 2039, 86 having stated terms of 25 years or more and two having stated terms of 20 years and two having stated terms of 15 years. The Utility also holds certificates of public convenience and necessity from the PUCT covering all of the territories it serves in Texas. The Utility has been issued certificates for other areas after hearings before the PUCT. These certificates include terms which are customary in the public utility industry. In New Mexico, the Utility operates generally under the grandfather clause of that state's Public Utility Act which authorizes the continuance of existing service following the date of the adoption of such act.

         Seasonality of Business

         The Utility's business is seasonal in character. Summer weather causes increased use of air-conditioning equipment which produces higher revenues during the months of June, July, August and September. For the year ended December 31, 1993, approximately 40% of annual revenues were recorded in June, July, August and September, and 60% in the other eight months.

         Working Capital

         The Utility's major demands on working capital are (1) the monthly payments for purchased power costs from the Utility's suppliers,
         (2) monthly and semi-annual interest payments on long-term debt and
         (3) semi-monthly payments for the lignite fuel source for TNP One. The purchased power and fuel costs are eventually recovered through the Utility's customers' rates and the purchased power and fuel costs recovery adjustment clauses and fixed fuel factors, more fully described in note 1(g) to the consolidated financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1993.

         Unlike many other generating utilities, the Utility does not have the requirement of maintaining a large fuel inventory (lignite) due to the proximity of TNP One with the lignite mine site.

         The Utility sells customer receivables, as do many other utilities. The Utility sells its customer receivables to a nonaffiliated company on a nonrecourse basis.

<PAGE 5>                           TNP ENTERPRISES, INC.           FORM 10-K

         Competitive Conditions

         As a regulated public utility, the Utility operates with little direct competition throughout most of its service territory. Pursuant to the Texas Public Utility Regulatory Act, the PUCT has issued to all electric utilities in the State certificates of public convenience and necessity authorizing them to render elec-tric service. Rural electric cooperatives, investor-owned electric utilities and municipally owned electric utilities are all defined in such act as public utilities. In 72 of the 81 Texas municipalities served, the Utility has been the only electric utility issued a certificate to serve customers within the municipal limits. The Utility is also the only electric utility authorized to serve customers in some of the rural areas where it has electric facilities. In other rural areas served by the Utility, other electric utilities have also been authorized to serve customers; however, rural electric cooperatives may, under certain circumstances, become exempt from the PUCT's rate regulation. Where other electric utilities have also been certificated to serve customers within the same service area, the Utility may be subject to competition.

         From time to time, industrial customers of the Utility express interest in cogeneration as a method of reducing or eliminating reliance upon the Utility as a source of electric service, or to lower fuel costs and improve operating efficiency of process steam generation. During 1993, a major industrial customer in the Utility's Southeast Division requested proposals for a cogeneration project for evaluation by the customer. The Utility's operating revenues from this customer during 1993 were approximately $28 million. In January 1994, a potential developer for the proposed project was selected by the customer. The Utility's goal is to retain this customer and to lower overall system operating costs through coordination with the potential developer. Although the Utility cannot predict the ultimate outcome of the process, the current project as proposed by the customer, and as outlined by the potential developer, appears to present a means by which the Utility may retain electric service to this customer, at current levels. The Utility is actively pursuing the development of the necessary agreements with the potential developer to further define the degree to which electric service to this customer is retained and overall system operating costs may be lowered.

         In New Mexico, a utility subject to the jurisdiction of the NMPUC may not extend into territory served by another utility or into territory not contiguous to its service territory without a certificate of public convenience and necessity from the NMPUC. Investor-owned electric utilities and rural electric cooperatives are subject to the jurisdiction of the NMPUC.

         The Energy Policy Act of 1992, adopted in October 1992, significantly changed the U.S. energy policy, including the governing of the electric utility industry. Among the features of this act is the creation of Exempt Wholesale Generators and the authorization of the FERC to order, on a case-by-case basis, wholesale transmission access. It appears that these particular features will create competition for the generation and supply of electricity. Management continues to evaluate the effects of this act on the Utility. Although the act may not affect the Utility directly, the Utility believes that this increased competition will not have an unfavorable impact on it.

         Environmental Requirements

         Environmental requirements are not expected to materially affect capital outlays or materially affect the Utility directly. As the Utility's electric suppliers may be affected by environmental requirements and resulting costs, the rates charged by them to the Utility may be increased and thus the Utility will be affected indirectly.

         The Utility's facilities in Texas and New Mexico are regulated by federal and state environmental agencies. These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. The Utility maintains continuous procedures to insure compliance with all applicable environmental laws, rules and regulations. Various Utility activities require permits, licenses, registrations and approvals from such agencies. The Utility has received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems.

<PAGE 6>                           TNP ENTERPRISES, INC.            FORM 10-K

         TNP One's circulating fluidized bed technology produces "clean" emissions, without the addition of costly scrubbers. Unit 1 and Unit 2 meet the standards of the Clean Air Act of 1990. Under this act, an entity will be given an allotted number of allowances which permit emissions up to a specified level. The Utility believes the allowances received to be sufficient for the level of emissions to be created by TNP One.

         The construction costs for TNP One included approximately $89 million for environmental protection facilities. During 1993, 1992 and 1991, as an ongoing operation of air pollution abatement, including ash removal, TNP One incurred expenses of approximately $2.6 million, $2.7 million and $1.9 million, respectively. The Utility anticipates additional capital expenditures of $875,000 by 1995 for air emissions monitoring equipment for TNP One.

         The operations of the Utility are subject to a number of federal, state and local environmental laws and regulations, which govern the storage of motor fuels, including those regulating underground storage tanks. In September 1988, the Environmental Protection Agency (EPA) issued regulations that required all newly installed underground storage tanks be protected from corrosion, be equipped with devices to prevent spills and overfills, and have a leak detection method that meets certain minimum requirements. The effective commencement date for newly installed tanks was December 22, 1988. Underground storage tanks in place prior to December 22, 1988, must conform to the new standards by December 1998. The Utility currently estimates the cost over the next five years to bring its existing underground storage tanks into compliance with the EPA guidelines will be $100,000. The Utility also has the option of removing any existing underground storage tanks.

         During 1993, 1992, and 1991, the Utility incurred cleanup and testing costs on both leaking and nonleaking storage tanks of approximately $98,000, $89,000, and $84,000, respectively, in complying with these EPA regulations. A change in the regulations in the State of Texas permitted the Utility to collect in 1992 from the state environmental trust fund $65,000 of expenditures paid in prior years.

         Both states in which the Utility owns or operates underground storage tanks have state operated funds which reimburse the Utility for certain cleanup costs and liabilities incurred as a result of leaks in underground storage tanks. These funds, which essentially provide insurance coverage for certain environmental liabilities, are funded by taxes on underground storage tanks or on motor fuels purchased within each respective state. The funds require the Utility to pay deductibles of less than $5,000 per occurrence. During 1992, the Texas state environmental trust fund delayed reimbursement payments after September 30, 1992, of certain cleanup costs due to an increase in claims. Because the state and federal government have the right, by law, to levy additional fees on fuel purchases, the Utility believes these cleanup costs will ultimately be reimbursed.

         Employees

         The number of employees on December 31, 1993, was 1,051.

<PAGE 7>                           TNP ENTERPRISES, INC.            FORM 10-K

Executive Officers of the Registrant

Identification of Executive Officers

Executive Officers of the Company
                             Positions & Offices Held          Period of
                             with the Company                  Such Office
      Name      Age          Within the Past 5 Years1          Years Months

    D. R. Spurlock2     61   Interim President & Chief            0    1
                             Executive Officer and Director

    D. R. Barnard       61   Vice President &                     4    8
                             Chief Financial Officer
                             Vice President &                     4    6
                             Treasurer

    M. D. Blanchard     43   Corporate Secretary &                6    4
                             General Counsel

    Monte W. Smith      40   Treasurer                            4    8
                             Director - Internal Audit            2   11

    Executive Officers of the Utility
                               Positions & Offices Held        Period of
                               with the Utility                Such Office
          Name          Age    Within the Past 5 Years1        Years  Months

    D. R. Spurlock     61      Interim President & Chief            0    1
                               Executive Officer and Director
                               Sector Vice President -              2    4
                               Operations
                               Vice President -                    11    1
                               Division Manager

    D. R. Barnard       61     Sector Vice President &              3    8
                               Chief Financial Officer
                               Vice President &                     1    0
                               Chief Financial Officer
                               Vice President &                    17    0
                               Treasurer

    J. V. Chambers, Jr. 44     Sector Vice President -              3    8
                               Revenue Production
                               Vice President - Contracts           3    2
                               & Regulation

    1, 2  See respective explanation appearing on the following page.

<PAGE 8>
                           TNP ENTERPRISES, INC.           FORM 10-K

                                 Positions & Offices Held     Period of
                                 with the Utility             Such Office
          Name          Age      Within the Past 5 Years1     Years  Months

    M. C. Davie         58       Vice President - Corporate     10    11
                                 Affairs

    A. B. Davis         56       Vice President - Chief Engineer 1     8
                                 Chief Engineer                  1     4
                                 Assistant Chief Engineer        0     1
                                 Manager - Engineering           5     8

    L.W. Dillon         39       Vice President - Operations     0     1
                                 Division Manager                3     6
                                 Division Engineering Manager    4    11

    R. J. Wright        46       Vice President -                0     6
                                 Corporate Services/Generation
                                 Vice President -
                                 Manager - Generation            4     8

    M. D. Blanchard     43       Corporate Secretary &           6     4
                                 General Counsel

    Monte W. Smith      40       Treasurer                       4     8
                                 Director - Internal Audit       2    11

    1 All officers are elected annually by the respective Board of Directors for a one-year term until the next annual meeting of the Board of Directors or until their successors shall be elected and qualified.
      The term of an officer elected at any other time by the Board also will run until the next succeeding annual meeting of the Board of Directors or until a successor shall be elected and qualified.

    2 Retired as Sector Vice President of the Utility effective December 31,
      1992; named Interim President & Chief Executive Officer effective November 9, 1993.

    With the exception of D. R. Spurlock, each of the above-named officers is a full-time employee of the Utility and has been for more than five years prior to the date of the filing of this Form 10-K.

<PAGE 9>

                             TNP ENTERPRISES, INC.                FORM 10-K

Item 2. Properties.

      The Utility's electric properties served a total of 211,911 customers at year-end and consisted of the installations described in the following sections.

      (1) Electric generation, transmission and distribution facilities located in the State of Texas are as follows:

          (A) Central Division. Electric transmission and distribution sys-tems serving 25 municipalities and 18 unincorporated communities in 17 counties to the south and west of Fort Worth, Texas. The division is based at Clifton, Texas.

          (B) Northern Division. Electric transmission and distribution systems serving 36 municipalities and 19 unincorporated communities in 14 North Texas counties and 3 counties in the Texas Panhandle. The division is based at Lewisville, Texas.

          (C) Southeast Division. Electric transmission and distribution systems serving 14 municipalities and 2 unincorporated communities in 3 counties on the Texas Gulf Coast. The division is based at Texas City, Texas.

          (D) Western Division. Electric transmission and distribution sys-tems serving 6 municipalities and 1 unincorporated community in 5 counties in West Texas. The division is based at Pecos, Texas.

          (E) Robertson County, Texas. Two 150-megawatt lignite-fueled generating units (Unit 1 and Unit 2, collectively referred to as TNP One) using circulating fluidized bed technology. The Utility also has an 18-mile long transmission line to connect TNP One to a major transmission grid in Texas.

      (2) Electric generation, transmission and distribution facilities in the State of New Mexico serve 5 municipalities and 5 unincorporated communities in Grant and Hidalgo Counties, and 4 municipalities and 1 unincorporated community in Otero and Lincoln Counties. The New Mexico Division is based at Silver City, New Mexico.

      (3) The facilities owned by the Utility include those normally used in the electric utility business. The facilities are of sufficient capacity to adequately serve existing customers, and such facilities may be extended and expanded to serve future customer growth of the Utility in existing service areas. The Utility generally constructs its transmission and distribution facilities upon real property held pursuant to easements or public rights of way and not upon real property held in fee simple by the Utility.

      (4) All real and personal property of the Utility, with certain exceptions such as much of TNP One, is subject to the lien of the Indenture of Mortgage and Deed of Trust (Bond Indenture) under which the Utility's First Mortgage Bonds are issued. Certain exceptions are set forth in the Bond Indenture. The lenders in the Unit 2 financing facility and the holders of all secured debentures hold a second lien on all real and personal Texas property of the Utility.

          Holders of the Utility's Secured Debentures, due 1999 and Series A, Secured Debentures, due 2003 equally and ratably hold first liens on approximately 59% of Unit 1. The remaining amount of Unit 1 property is subject to a first lien under the Utility's Bond Indenture and a second lien under the secured debentures' indentures.

          The lenders under the Unit 2 financing facility and the Utility's Secured Debentures, due 1999, equally and ratably hold first liens on approximately 74% of Unit 2. The remaining amount of Unit 2 property is subject to a first lien under the Utility's Bond Indenture and a second lien under the secured debentures' indentures.

          Under certain conditions, upon repayment of portions of the loans or secured debentures under the financing facilities, the Utility may purchase undivided interests in Unit 1 or Unit 2 from TGC or TGC II, respectively, whereupon such undivided interests become subject to the first lien of the Utility's Bond Indenture. See note 2 to the consolidated financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1993 for additional information.

<PAGE 10>
                           TNP ENTERPRISES, INC.            FORM 10-K

Item 3. Legal Proceedings.

      Appeals of Regulatory Orders

      The following summary discusses the Utility's most recent regulatory proceedings before the PUCT and the judicial appeals. While the ultimate outcome of these cases and of other matters discussed below cannot be predicted, the Utility is vigorously pursuing their favorable conclusion. Material adverse resolution of certain of the matters discussed below would have a material adverse impact on earnings in the period of resolution. More detailed discussions of the proceedings and related impacts are included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 5 to the consolidated financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1993.

         PUCT Docket No. 9491

      On April 11, 1990, the Utility filed a rate application, Docket No. 9491, with the PUCT for inclusion of the costs of Unit 1 in the Utility's rate base and for the setting of rates to recover the costs of that unit. On February 7, 1991, the Utility received a final order which allowed $298.5 million of the costs of Unit 1 in rate base; however, the PUCT disallowed from rate base $39.5 million of the requested investment costs of $338 million for that unit. The PUCT approved an increase in annualized revenues of approximately $36.7 million, or 67% of the Utility's original $54.9 million rate request. The PUCT also found that the Utility failed to prove that its decision to start construction of Unit 2 was prudent. Nevertheless, the PUCT granted rate base treatment for Unit 2 in Docket No. 10200, as discussed below.

      On appeal by the Utility of the PUCT's order in Docket No. 9491, a State district court in Travis County, Texas, ruled that the PUCT's disallowance of rate base treatment for certain costs of Unit 1 was in error and that the PUCT's "decision to deny $39,508,409 in capital costs for TNP One Unit 1 is not supported by substantial evidence and is arbitrary and capricious."

      On appeal of the State district court's order by the Utility, the PUCT and certain of the intervenor cities (the Cities), a Third District Court of Appeals in Austin, Texas, rendered a judgment partially reversing the State district court and affirming the PUCT's disallowances for $30.4 million of the total $39.5 million. The Court of Appeals remanded the cause to the district court with instructions that the cause be remanded to the PUCT for proceedings not inconsistent with the appellate opinion.

      On September 9, 1993, the Utility, the Cities and the PUCT filed motions for rehearing with the Court of Appeals. The Utility's opponents are seeking, among other things, lower rates and greater disallowances, and the Utility is seeking higher rates and no disallowances. The PUCT is not expected to act upon the district court's ordered remand, discussed above, until the appellate process, including appeals to the Texas Supreme Court, has been completed.

      Based upon the opinions of the Utility's Texas regulatory counsel, Johnson & Gibbs, a Professional Corporation, management believes that it will prevail in obtaining a remand of a significant portion of the disallowances in Docket No. 9491; however, the ultimate disposition and quantification of these items cannot presently be determined. Accordingly, no provision for any loss that may ultimately be required upon resolution of these matters has been made in the consolidated financial statements.

      If the Utility is not successful in obtaining a final favorable disposition in the appellate proceedings relating to the disallowances in Docket No. 9491, a write-off of some portion of the $39.5 million disallowances would be required, which could result in a significant negative impact on earnings in the period of final resolution.

         PUCT Docket No. 10200

      On April 11, 1991, the Utility filed a rate application, Docket
      No. 10200, with the PUCT for inclusion of $275.2 million of capital costs of Unit 2 in the Utility's rate base and for the setting of rates to recover the costs of that unit.

<PAGE 11>

                           TNP ENTERPRISES, INC.                  FORM 10-K

      On March 18, 1993, the Utility received a final order which allowed $250.7 million of the Unit 2 costs in rate base; however, the PUCT disallowed from rate base $21.1 million associated with Unit 2 and $0.8 million additional costs requested for Unit 1. The PUCT also determined that $11.1 million of Unit 2 costs would be addressed in a future Texas rate application. The PUCT approved an increase in annualized revenues of approximately $19 million, or 53%, of the Utility's original $35.8 million rate request.

      The order in Docket No. 10200 also reflects application to the Utility of a new method for calculating the amount of Federal income tax expense allowed in cost of service, which significantly reduced the Utility's level of annualized revenue increase from $26 million to $19 million.

      The Docket No. 10200 rate order has been appealed to a Texas district court by the Utility and other parties. Because of the Court of Appeals judgment relating to the prudence of starting construction of Unit 2 (FF No. 84 in the docket No. 9491), the presiding judge in the Texas district court for the Docket No. 10200 appeal has ordered that the procedural schedule in this appeal be abated until final resolution of the FF No. 84 issue in Docket No. 9491. The Utility will vigorously pursue reversal of the PUCT's new position regarding Federal income tax expenses, in addition to seeking judicial relief from the disallowances and certain other rulings by the PUCT in Docket No. 10200. The opposing parties are seeking a variety of relief to obtain lower rates and greater disallowances, including overturning the basis of the Utility's case as presented to the PUCT and sustaining the PUCT's adverse Federal income tax position without regard to any IRS ruling on the normalization issue.

      Based upon the opinions of the Utility's Texas regulatory counsel, Johnson & Gibbs, a Professional Corporation, management believes that it will prevail in obtaining a remand of a significant portion of the disallowances in Docket No. 10200; however, the ultimate disposition and quantification of these items cannot presently be determined. Accordingly, no provision for any loss that may ultimately be required upon resolution of these matters has been made in the consolidated financial statements.

      If the Utility is not successful in obtaining a final favorable disposition in the appellate proceedings relating to the disallowances in Docket No. 10200, a write-off of some portion of the $21.9 million disallowances would be required, which could result in a significant negative impact on earnings in the period of final resolution.

      Other Legal Matters

      The Utility is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Utility's consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders in the fourth quarter of 1993.

                                  PART II

Item 5. Market For The Registrant's Common Equity and Related Shareholder
        Matters.

      This information is incorporated by reference to "Common Stock Information" on page 38 of the Annual Report to Shareholders for the year ended December 31, 1993.

      For the years ended December 31, 1993 and 1992, the Company paid $17,344,000, and $13,780,000, respectively, in common dividends. Dividends were paid on a quarterly basis. Since most of the assets, liabilities and earnings capability of the Company are those of the Utility, the ability of the Company to pay dividends will be largely dependent upon the Utility's operations and the Utility's restrictions regarding payment of its dividends as discussed in notes 2 and 3 to the consolidated financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1993.

<PAGE 12>

                    TNP ENTERPRISES                                 10-K

Item 6. Selected Consolidated Financial Data.

      This information is incorporated by reference to "Selected Annual Consolidated Financial Data" on page 36 of the Annual Report to Shareholders for the year ended December 31, 1993.

      See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 5 to the consolidated financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1993 for discussion of material uncertainties which might cause the information incorporated by reference above not to be indicative of future financial condition or results of operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This information is incorporated by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 16 of the Annual Report to Shareholders for the year ended December 31, 1993.

Item 8. Financial Statements and Supplementary Data.

      This information is incorporated by reference to the appropriate sections on pages 17 through 35 of the Annual Report to Shareholders for the year ended December 31, 1993.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant.

        Identification of Directors and Directorships

        The information required by this item is incorporated by reference from "The Nominees and Continuing Directors" of the definitive Proxy Statement relating to the annual meeting of holders of common stock of the Company, pursuant to Regulation 14A, filed with the SEC and mailed on or about March 28, 1994 to the holders of common stock of the Company.

        Identification of Executive Officers

        The information required by this item with respect to executive officers is set forth in Item 1 of Part I of this Form 10-K under "Executive Officers of the Registrant, " pursuant to instruction 3 of paragraph (b) of Item 401 of Regulation S-K.

Item 11.   Executive Compensation.*

Item 12.   Security Ownership of Certain Beneficial Owners and Management.*

Item 13.   Certain Relationships and Related Transactions.*

        * The information required by Items 11, 12, and 13 is incorporated by reference from the definitive Proxy Statement relating to the Annual Meeting of holders of common stock of the Company, pursuant to Regulation 14A, filed with the SEC and mailed on or about
           March 28, 1994 to the holders of common stock of the Company.

<PAGE 13>
                           TNP ENTERPRISES, INC.                  FORM 10-K

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)   Items Filed as Part of This Report

        Financial Statements and Supplementary Data

        The following information is incorporated by reference to pages 17 through 35 of the Annual Report to Shareholders for the year ended December 31, 1993:

        Independent Auditors' Report

        Consolidated Statements of Earnings, Three Years Ended December 31,
        1993

        Consolidated Balance Sheets, December 31, 1993 and 1992

        Consolidated Statements of Common Stock Equity and Redeemable Cumulative Preferred Stocks, Three Years Ended December 31, 1993

        Consolidated Statements of Cash Flows, Three Years Ended December 31,
        1993

        Notes to Consolidated Financial Statements, December 31, 1993, 1992 and 1991

        Selected Quarterly Consolidated Financial Data (Unaudited), Quarters ended March 31, June 30, September 30, and December 31, 1993 and 1992

        Financial Statement Schedules                                    Page

        Independent Auditors' Report. . . . . . . . . . . . . .            17

        V   - Utility Plant, Three Years Ended December 31, 1993 . . . . . 18

        VI  - Accumulated Depreciation of Utility Plant, Three Years
                Ended December 31, 1993 . . . . . . . . . . . . . .        19

        IX  - Short-term Borrowings, Three Years Ended December 31, 1993   20

        X   - Supplementary Consolidated Earnings Statement Information,
                Three Years Ended December 31, 1993 . . . . .              21

        All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes contained in the Annual Report to Shareholders for the year ended December 31, 1993.

        Exhibits.

        See Exhibit Index, Pages 22 through 33.

     (b)    Reports on Form 8-K

        None during the last quarter covered by this report.

<PAGE 14>
                           TNP ENTERPRISES, INC.                  FORM 10-K

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


(Registrant)                         TNP ENTERPRISES, INC.


                                     By   /s/ D. R. Barnard
                                          D. R. Barnard, Vice President &
                                             Chief Financial Officer

Date:  March 22, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                                Title              Date


By /s/ R. D. Woofter                         Chairman            3-22-94
  R. D. Woofter


By /s/ Dwight R. Spurlock               Interim President &      3-22-94
  D. R. Spurlock                       Chief Executive Officer


By /s/ D. R. Barnard                        Vice President &     3-22-94
  D. R. Barnard                        Chief Financial Officer


By /s/ Monte W. Smith                      Treasurer (Principal  3-22-94
  Monte W. Smith                           Accounting Officer)


By /s/ R. Denny Alexander                      Director          3-22-94
  R. Denny Alexander


By /s/ Cass O. Edwards, II                     Director         3-22-94
  Cass O. Edwards, II


By /s/ John A. Fanning                         Director         3-22-94
  John A. Fanning


By /s/ Harris L. Kempner, Jr.                  Director         3-22-94
  Harris L. Kempner, Jr.

<PAGE 15>
                           TNP ENTERPRISES, INC.                  FORM 10-K

                  Index to Financial Statement Schedules

Independent Auditors' Report

Schedules:

      V   - Utility Plant, Three Years Ended December 31, 1993

     VI   - Accumulated Depreciation of Utility Plant, Three Years Ended
            December 31, 1993

     IX   - Short-term Borrowings, Three Years Ended December 31, 1993

      X   - Supplementary Consolidated Earnings Statement Information, Three
            Years Ended December 31, 1993


All other schedules are omitted, as the required information is inapplicable or the information is presented in the consolidated financial statements or related notes.

The consolidated balance sheets of the Company and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, common stock equity and redeemable cumulative preferred stocks, and cash flows for each of the years in the three-year period ended December 31, 1993, together with the related notes and the report of KPMG Peat Marwick, independent certified public accountants, all contained in the Annual Report to Shareholders for the year ended December 31, 1993, are incorporated herein by reference.

<PAGE 16>
                           TNP ENTERPRISES, INC.                  FORM 10-K

                       Independent Auditors' Report


The Shareholders and Board of Directors
TNP Enterprises, Inc.:

Under date of January 28, 1994, we reported on the consolidated balance sheets of TNP Enterprises, Inc. and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of earnings, common stock equity and redeemable cumulative preferred stocks, and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The report includes an explanatory paragraph that states that uncertainties exist with respect to the outcome of certain regulatory matters as discussed in note 5 to the consolidated financial statements. The ultimate outcome of these matters cannot presently be determined. Accordingly, no provision for any loss that may ultimately be required upon resolution of these matters has been made in the above consolidated financial statements and financial statement schedules.

As discussed in note 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. As discussed in note 1(j), the Company also adopted the provisions of the Financial Accounting Standards Board's SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions in 1993.




                                          KPMG PEAT MARWICK


Fort Worth, Texas
January 28, 1994

<PAGE 17>

                           TNP ENTERPRISES, INC.                  FORM 10-K

                               Utility Plant                     Schedule V

                    Three Years Ended December 31, 1993
                              (In Thousands)

                                                                Other
                       Balance at                               changes:     Balance at
                       beginning      Additions                 add          end of
Classification         of period      at cost(1)  Retirements   (deduct)     period
Year ended
  December 31, 1993:
    Electric plant      $1,184,635      17,587      5,436         6,850      1,203,636

    Construction work
      in progress            3,922       8,210        -          (6,850)         5,282
                        $1,188,557      25,797      5,436           -        1,208,918


Year ended
  December 31, 1992:
    Electric plant      $1,159,511      30,365     (6,683)        1,442      1,184,635

    Construction work
      in progress            2,279       3,085        -          (1,442)         3,922
                        $1,161,790      33,450     (6,683)          -        1,188,557

Year ended
  December 31, 1991:
    Electric plant       $850,160      313,259     (6,650)        2,742      1,159,511
    Construction work
      in progress           2,844        2,177        -          (2,742)         2,279
                         $853,004      315,436     (6,650)          -        1,161,790

Note: See note 1(c) to the consolidated financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1993 for disclosure of depreciation method.

(1) On July 26, 1991, the Utility's wholly owned subsidiary, TGCII, assumed ownership of TNP One, Unit 2 and assumed the related liabilities totaling approximately $269 million. In addition, approximately $12 million of deferred charges related to TNP One, Unit 2 were reclassified to utility plant. These amounts are included in the 1991 additions above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and note 5 to the consolidated financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1993, and Items 1 and 2, for more information about Unit 2.

      During 1992, the Utility reclassified approximately $12 million of deferred charges to utility plant.


<PAGE 18>

                           TNP ENTERPRISES, INC.                  FORM 10-K

                 Accumulated Depreciation of Utility Plant      Schedule VI

                    Three Years Ended December 31, 1993
                              (In Thousands)

                                                                  Other
                                           Additions              changes:
                            Balance at     charged to             add          Balance at
                            beginning      costs and  Net         (deduct)     end of
Description                 of period      expenses   retirements (See Notes)  period

Year ended
  December 31, 1993:
    Electric plant          $172,848        36,015       (6,268)      328     202,923

Year ended
  December 31, 1992:
    Electric plant          $145,188        35,098       (7,687)      249     172,848

Year ended
  December 31, 1991:
    Electric plant          $124,015        28,027       (7,444)      590     145,188

Notes: Other additions represent depreciation of transportation equipment charged to property accounts in accordance with the equipment's use.

        See note 1(c) to the consolidated financial statements contained in the Annual Report to Shareholders for the year ended December 31, 1993 for disclosure of depreciation method.

<PAGE 19>
                           TNP ENTERPRISES, INC.                  FORM 10-K


                         Short-term Borrowings (1)              Schedule IX

                    Three Years Ended December 31, 1993
                          (Dollars in Thousands)

                                          Weighted    Maximum    Average    Weighted
          Category of                     average     amount     amount     average
          aggregate            Balance    interest    rateout    standing   outstandinginterest rate
          short-term           at end     at end      during the during the during the
Period    borrowings           of period  of period   period(3)  period(2)  period (2)

1993      Unsecured Notes
            Payable to Banks   $    -0-       N/A      $-0-         -0-        N/A


1992      Unsecured Notes
            Payable to Banks   $    -0-       N/A(2)   $36,000   13,004       5.70%


1991      Unsecured Notes
            Payable to Banks   $ 36,000       7.10%    $60,000   36,698        7.70%


Notes:

(1) Unsecured notes payable to banks were issued under revolving lines of credit. Under the terms of the revolving lines of credit, the interest rates were determined under several alternative methods. All rates at the time of issuance were the prime lending rate plus 1/2% or lower.
     A fee of 1/4 of 1% per annum of the average unused commitments was payable quarterly, with no compensating bank balance requirements.

(2)  For 1991, computation was based on days outstanding for the year.   For
     1992, computation was based on the period of January 1, 1992 to August 12, 1992 when all outstanding unsecured notes payable to banks were retired.

(3) For 1991, represents the maximum amount outstanding at any month end. For 1992, represents the balance outstanding at January 1, 1992.


<PAGE 20>
                           TNP ENTERPRISES, INC.                  FORM 10-K

         Supplementary Consolidated Earnings Statement InformationSchedule X

                    Three Years Ended December 31, 1993
                              (In Thousands)


                                                Charged to costs and expenses
  Item                                            1993       1992      1991

 Taxes, other than payroll and income taxes:

    Gross receipts and street rentals            $11,387     10,064    9,484

    Property                                      14,132     14,272   10,302

    Other                                          2,613      2,431    1,689

                                                 $28,132     26,767   21,475

<PAGE 21>
                           TNP ENTERPRISES, INC.                  FORM 10-K

                               EXHIBIT INDEX

Exhibits filed herewith are denoted by "*." The other exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

 Exhibit
   No.                                      Description

   3(a)   -  Articles of Incorporation and Amendments through March 6, 1984
             (Exhibit 3(a), File No. 2-89800).

   3(b)   -  Amendment to Articles of Incorporation filed September 25, 1984.
             (Exhibit 3(b) to Form 10-K for the year ended December 31, 1987,
             File No. 1-8847).

   3(c)   -  Amendment to Articles of Incorporation filed August 29, 1985
             (Exhibit 3(a) to Form 10-K for the year ended December 31, 1985,
             File No. 1-8847).

   3(d)   -  Amendment to Articles of Incorporation filed June 2, 1986
             (Exhibit 3(a) to Form 10-K for the year ended December 31, 1986,
             File No. 1-8847).

   3(e)   -  Amendment to Articles of Incorporation filed May 10, 1988
             (Exhibit 3(e) to Form 10-K for the year ended December 31, 1988,
             File No. 1-8847).

   3(f)   -  Amendment to Articles of Incorporation filed May 10, 1988
             (Exhibit 3(f) to Form 10-K for the year ended December 31, 1988,
             File No. 1-8847).

   3(g)   -  Amendment to Articles of Incorporation filed December 27, 1988
             (Exhibit 3(g) to Form 10-K for the year ended December 31, 1988,
             File No. 1-8847).

    3(h)  -  Bylaws of the Company, as amended February 18, 1992 (Exhibit
             4(h), File No. 33-53918).

   4(a)   -  Indenture of Mortgage and Deed of Trust of the Utility dated as of November 1, 1944 (Exhibit 2(d), File No. 2-61323).

   4(b)   -  Seventh Supplemental Indenture dated as of May 1, 1963 (Exhibit
             2(k), File No. 2-61323).

   4(c)   -  Eighth Supplemental Indenture dated as of July 1, 1963 (Exhibit
             2(1), File No. 2-61323).

<PAGE 22>
                           TNP ENTERPRISES, INC.                  FORM 10-K

  Exhibit                                            Description
    No.

   4(d)   -  Ninth Supplemental Indenture dated as of August 1, 1965 (Exhibit
             2(m), File No. 2-61323).

   4(e)   -  Tenth Supplemental Indenture dated as of May 1, 1966 (Exhibit
             2(n), File No. 2-61323).

   4(f)   -  Eleventh Supplemental Indenture dated as of October 1, 1969
             (Exhibit 2(o), File No. 2-61323).

   4(g)   -  Twelfth Supplemental Indenture dated as of May 1, 1971  (Exhibit
             2(p), File No. 2-61323).

   4(h)   -  Thirteenth Supplemental Indenture dated as of July 1, 1974
             (Exhibit 2(q), File No. 2-61323).

   4(i)   -  Fourteenth Supplemental Indenture dated as of March 1, 1975
             (Exhibit 2(r), File No. 2-61323).

   4(j)   -  Fifteenth Supplemental Indenture dated as of September 1, 1976
             (Exhibit 2(e), File No. 2-57034).

   4(k)   -  Sixteenth Supplemental Indenture dated as of November 1, 1981
             (Exhibit 4(x), File No. 2-74332).

   4(l)   -  Seventeenth Supplemental Indenture dated as of December 1, 1982
             (Exhibit 4(cc), File No. 2-80407).

   4(m)   -  Eighteenth Supplemental Indenture dated as of September  1, 1983
             (Exhibit (a) to Form 10-Q of Texas-New Mexico Power Company for the quarter ended September 30, 1983, File No. 1-4756).

   4(n)   -  Nineteenth Supplemental Indenture dated as of May 1, 1985
             (Exhibit 4(v), File No. 2-97230).

   4(o)   -  Twentieth Supplemental Indenture dated as of July 1, 1987
             (Exhibit 4(o) to Form 10-K of Texas-New Mexico Power Company for the year ended December 31, 1987, File No. 2-97230).

   4(p)   -  Twenty-First Supplemental Indenture dated as of July 1, 1989
             (Exhibit 4(p) to Form 10-Q of Texas-New Mexico Power Company for the quarter ended June 30, 1989, File No. 2-97230).

   4(q)   -  Twenty-Second Supplemental Indenture dated as of January 15,
             1992 (Exhibit 4(q) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

<PAGE 23>
                           TNP ENTERPRISES, INC.                  FORM 10-K

  Exhibit
    No.                                    Description

   4(r)   -  Twenty-Third Supplemental Indenture dated as of September 15,
             1993 (Exhibit 4(r) to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

   4(s)   -  Indenture and Security Agreement for Secured Debentures dated as of January 15, 1992 (Exhibit 4(r) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   4(t)   -  Indenture and Security Agreement for Secured Debentures dated as of September 15, 1993 (Exhibit 4(t) to Form 10-K of the
             Utility for the year ended December 31, 1993, File No. 2-97230).


   4(u)   -  Rights Agreement and Form of Right Certificate, as amended, effective November 13, 1990 (Exhibit 2.1 to Form 8-A, File No.
             1-8847).

             Material Contracts Relating to TNP One

   10(a)  -  Fuel Supply Agreement, dated November 18, 1987, between Phillips
             Coal Company and the Utility (Exhibit 10(j) to Form 10-K of the Utility for the year ended December 31, 1987, File No. 2-97230).

   10(b)  -  Unit 1 First Amended and Restated Project Loan and Credit
             Agreement, dated as of January 8, 1992 (the "Unit 1 Credit Agreement"), among the Utility, Texas Generating Company ("TGC"), the banks named therein as Banks (the "Unit 1 Banks") and The Chase Manhattan Bank (National Association), as Agent for the Unit 1 Banks (the "Unit 1 Agent"), amending and restating the Project Loan and Credit Agreement among such parties dated as of December 1, 1987 (Exhibit 10(c) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(b)1 - Participation Agreement, dated as of January 8, 1992, among the banks named therein as Banks, the parties named therein as Participants and the Unit 1 Agent (Exhibit 10(c)1) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(b)2 - Amendment No. 1, dated as of September 21, 1993, to the Unit 1 Credit Agreement (Exhibit 10(b)2 to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

   10(c) - Assignment and Security Agreement, dated as of January 8, 1992, among TGC and the Unit 1 Agent, for the benefit of the Secured Parties, as defined in the Unit 1 Credit Agreement, amending and restating the Assignment and Security Agreement among such parties dated as of December 1, 1987 (Exhibit 10(d) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

<PAGE 24>
                           TNP ENTERPRISES, INC.                  FORM 10-K

   Exhibit
     No.                                           Description
   10(d) - Assignment and Security Agreement, dated December 1, 1987, executed by the Utility in favor of the Unit 1 Agent for the benefit of the Secured Parties, as defined therein (Exhibit 10(u) to Form 10-K of the Utility for the year ended December 31, 1987, File No. 2-97230).

   10(e)  -  Amended and Restated Subordination Agreement, dated as of
             October 1, 1988, among the Utility, Continental Illinois National Bank and Trust Company of Chicago and the Unit 1 Agent, amending and restating the Subordination Agreement among such parties dated as of December 1, 1987 (Exhibit 10(uu) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

   10(f)  -  Mortgage and Deed of Trust (With Security Agreement and UCC
             Financing Statement for Fixture Filing), dated to be effective as of December 1, 1987, and executed by Project Funding Corporation ("PFC"), as Mortgagor, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(ee) to Form 10-K of the Utility for the year ended December 31, 1987, File No. 2-97230).

   10(f)1 - Supplemental Mortgage and Deed of Trust (With Security Agreement and UCC Financing Statement for Fixture Filing), executed by TGC, as Mortgagor, on January 27, 1992, to be effective as of December 1, 1987, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(g)4) to Form 10-K of the Utility for the year ended
             December 31, 1991, File No. 2-97230).

   10(f)2 - First TGC Modification and Extension Agreement, dated as of January 24, 1992, among the Unit 1 Banks, the Unit 1 Agent, the Utility and TGC (Exhibit 10(g)1) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(f)3 - Second TGC Modification and Extension Agreement, dated as of January 27, 1992, among the Unit 1 Banks, the Unit 1 Agent, the Utility and TGC (Exhibit 10(g)2) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(f)4 - Third TGC Modification and Extension Agreement, dated as of January 27, 1992, among the Unit 1 Banks, the Unit 1 Agent, the Utility and TGC (Exhibit 10(g)3) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(f)5 - Fourth TGC Modification and Extension Agreement, dated as of September 29, 1993, among the Unit 1 Banks, the Unit 1 Agent, the Utility and TGC (Exhibit 10(f)5 to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

<PAGE 25>
                           TNP ENTERPRISES, INC.                  FORM 10-K

   Exhibit
     No.                                         Description

 10(f)6 -  Fifth TGC Modification and Extension Agreement, dated as of
             September 29, 1993, among the Unit 1 Banks, the Unit 1 Agent, the Utility and TGC (Exhibit 10(f)6 to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

   10(g) - Indemnity Agreement, made as of the 1st day of December, 1987, by Westinghouse, CE and Zachry, as Indemnitors, for the benefit of the Secured Parties, as defined therein (Exhibit 10(ff) to Form 10-K of the Utility for the year ended December 31, 1987, File No. 2-97230).

   10(h) - Second Lien Mortgage and Deed of Trust (With Security Agreement) executed by the Utility, as Mortgagor, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(jj) to Form 10-K of the Utility for the year ended December 31, 1987, File No. 2-97230).

   10(h)1 - Correction Second Lien Mortgage and Deed of Trust (with Security Agreement), dated as of December 1, 1987, executed by the Utility, as Mortgagor, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(vv) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

   10(h)2 - Second Lien Mortgage and Deed of Trust (with Security Agreement) Modification, Extension and Amendment Agreement, dated as of January 8, 1992, executed by the Utility to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(i)2) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(h)3 - TNP Second Lien Mortgage Modification No. 2, dated as of September 21, 1993, executed by the Utility to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(h)3 to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

   10(i) - Agreement for Conveyance and Partial Release of Liens, made as of the 1st day of December, 1987, by PFC and the Unit 1 Agent for the benefit of the Utility (Exhibit 10(kk) to Form 10-K of the Utility for the year ended December 31, 1987, File No. 2-97230).

   10(j) - Inducement and Consent Agreement, dated as of June 15, 1988, between Phillips Coal Company, Kiewit Texas Mining Company, the Utility, Phillips Petroleum Company and Peter Kiewit Son's, Inc. (Exhibit 10(nn) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

   10(k)  -  Assumption Agreement, dated as of October 1, 1988, executed by
             TGC, in favor of the Issuing Bank, as defined therein, the Unit 1 Banks, the Unit 1 Agent and the Depositary, as defined therein (Exhibit 10(ww) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

<PAGE 26>
                           TNP ENTERPRISES, INC.                  FORM 10-K
   Exhibit
    No.                                    Description

   10(l) - Guaranty, dated as of October 1, 1988, executed by the Utility and given in respect of the TGC obligations under the Unit 1 Credit Agreement (Exhibit 10(xx) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

   10(m) - First Amended and Restated Facility Purchase Agreement, dated as of January 8, 1992, among the Utility, as the Purchaser, and TGC, as the Seller, amending and restating the Facility Purchase Agreement among such parties dated as of October 1, 1988 (Exhibit 10(n) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(n)  -  Operating Agreement, dated as of October 1, 1988, among the
             Utility and TGC (Exhibit 10(zz) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

   10(o)  -  Unit 2 First Amended and Restated Project Loan and Credit
             Agreement, dated as of January 8, 1992 (the "Unit 2 Credit Agreement"), among the Utility, Texas Generating Company II ("TGCII"), the banks named therein as Banks (the "Unit 2 Banks") and The Chase Manhattan Bank (National Association), as Agent for the Unit 2 Banks (the "Unit 2 Agent"), amending and restating the Project Loan and Credit Agreement among such parties dated as of October 1, 1988 (Exhibit 10(q) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(o)1 - Amendment No. 1, dated as of September 21, 1993, to the Unit 2 Credit Agreement (Exhibit 10(o)1 to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

   10(p) - Assignment and Security Agreement, dated as of January 8, 1992, among TGCII and the Unit 2 Agent, for the benefit of the Secured Parties, as defined in the Unit 2 Credit Agreement, amending and restating the Assignment and Security Agreement among such parties dated as of October 1, 1988 (Exhibit 10(r) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(q) - Assignment and Security Agreement, dated as of October 1, 1988, executed by the Utility in favor of the Unit 2 Agent for the benefit of the Secured Parties, as defined therein (Exhibit 10(jjj) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

   10(r)  -  Subordination Agreement, dated as of October 1, 1988, among the
             Utility, Continental Illinois National Bank and Trust Company of Chicago and the Unit 2 Agent (Exhibit 10(mmm) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

<PAGE 27>
                           TNP ENTERPRISES, INC.                  FORM 10-K
   Exhibit
   No.                                         Description
   10(s)  -  Mortgage and Deed of Trust (With Security Agreement and UCC
             Financing Statement for Fixture Filing), dated to be effective as of October 1, 1988, and executed by Texas PFC, Inc., as Mortgagor, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(uuu) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

   10(s)1 - First TGCII Modification and Extension Agreement, dated as of January 24, 1992, among the Unit 2 Banks, the Unit 2 Agent, the Utility and TGCII (Exhibit 10(u)1) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(s)2 - Second TGCII Modification and Extension Agreement, dated as of January 27, 1992, among the Unit 2 Banks, the Unit 2 Agent, the Utility and TGCII (Exhibit 10(u)2) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(s)3 - Third TGCII Modification and Extension Agreement, dated as of January 27, 1992, among the Unit 2 Banks, the Unit 2 Agent, the Utility and TGCII (Exhibit 10(u)3) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(s)4 - Fourth TGCII Modification and Extension Agreement, dated as of September 29, 1993, among the Unit 2 Banks, the Unit 2 Agent, the Utility and TGCII (Exhibit 10(s)4 to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

   10(t) - Release and Waiver of Liens and Indemnity Agreement, made effective as of the 1st day of October, 1988, by a consortium composed of Westinghouse, CE, and Zachry (Exhibit 10(vvv) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

   10(u)  -  Second Lien Mortgage and Deed of Trust (With Security
             Agreement), dated as of October 1, 1988, and executed by the Utility, as Mortgagor, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(www) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

   10(u)1 - Second Lien Mortgage and Deed of Trust (with Security Agreement) Modification, Extension and Amendment Agreement, dated as of January 8, 1992, executed by the Utility to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(w)1) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

<PAGE 28>
                           TNP ENTERPRISES, INC.                  FORM 10-K
   Exhibit
     No.                                        Description

  10(u)2 -  TNP Second Lien Mortgage Modification No. 2, dated as of
             September 21, 1993, executed by the Utility to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(u)2 to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

   10(v)  -  Intercreditor and Nondisturbance Agreement, dated as of October
             1, 1988, among PFC, Texas PFC, Inc., the Utility, the Project Creditors, as defined therein, and the Collateral Agent, as defined therein (Exhibit 10(xxx) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

   10(v)1 - Amendment #1, dated as of January 8, 1992, to the Intercreditor and Nondisturbance Agreement, dated as of October 1, 1988, among TGC, TGCII, the Utility, the Unit 1 Banks, the Unit 2 Banks and The Chase Manhattan Bank (National Association) in its capacity as collateral agent for the Unit 1 Banks and the Unit 2 Banks (Exhibit 10(x)1) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(v)2 - Amendment No. 2, dated as of September 21, 1993, to the Intercreditor and Nondisturbance Agreement among TGC, TGCII, the Utility, the Unit 1 Banks, the Unit 2 Banks and The Chase Manhattan Bank (National Association) in its capacity as collateral agent for the Unit 1 Banks and the Unit 2 Banks (Exhibit 10(v)2 to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

   10(w)  -  Grant of Reciprocal Easements and Declaration of Covenants
             Running with the Land, dated as of the 1st day of October, 1988 between PFC and Texas PFC, Inc. (Exhibit 10(yyy) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-97230).

   10(x)  -  Non-Partition Agreement, dated as of May 30, 1990, among the
             Utility, TGC and The Chase Manhattan Bank (National
             Association), as Agent for the Banks which are parties to the Unit 1 Credit Agreement (Exhibit 10(ss) to Form 10-K for the year ended December 31, 1990, File No. 1-8847).

   10(y) - Assumption Agreement, dated July 26, 1991, to be effective as of May 31, 1991, by TGCII in favor of the Issuing Bank, the Unit 2 Banks, the Unit 2 Agent and the Depositary, as defined therein (Exhibit 10(kkk) to Amendment No. 1 to File No. 33-41903).

   10(z)  -  Guaranty, dated July 26, 1991, to be effective as of May 31,
             1991, by the Utility and given in respect of the TGCII obligations under the Unit 2 Credit Agreement (Exhibit 10(lll) to Amendment No. 1 to File No. 33-41903).

<PAGE 29>
                           TNP ENTERPRISES, INC.                  FORM 10-K

   Exhibit
    No.                                 Description

   10(aa) - First Amended and Restated Facility Purchase Agreement, dated as of January 8, 1992, among the Utility, as the Purchaser, and TGCII, as the Seller, amending and restating the Facility Purchase Agreement among such parties dated July 26, 1991, to be effective as of May 31, 1991 (Exhibit 10(dd) to Form 10-K of the Utility for the year ended December 31, 1991, File No. 2-97230).

   10(aa)1 - Amendment No. 1 to the Unit 2 First Amended and Restated Facility Purchase Agreement, dated as of September 21, 1993, among the Utility, as the Purchaser, and TGCII, as the Seller (Exhibit 10(aa)1 to Form 10-K of the
             Utility for the year ended December 31, 1993, File No. 2-97230).

   10(bb) - Operating Agreement, dated July 26, 1991, to be effective as of May 31, 1991, between the Utility and TGCII (Exhibit 10(nnn) to Amendment No. 1 to File No. 33-41903).

   10(cc) - Non-Partition Agreement, executed July 26, 1991, to be effective as of May 31, 1991, among the Utility, TGCII and The Chase Manhattan Bank (National Association) (Exhibit 10(ppp) to Amendment No. 1 to File No. 33-41903).

             Power Supply Contracts

   10(dd) - Contract dated May 12, 1976 between the Utility and Houston Lighting & Power Company (Exhibit 5(a), File No. 2-69353).

   10(dd)1 - Amendment, dated January 4, 1989, to the
             Contract dated May 12, 1976 between the
             Utility and Houston Lighting & Power Company
             (Exhibit 10(cccc) to Form 10-K of the Utility for the year ended December 31, 1988, File No.
             2-97230).

   10(ee) - Contract dated May 1, 1986 between the Utility and Texas Electric Utilities Company, amended September 29, 1986, October 24, 1986 and February 21, 1987 (Exhibit 10(c) of Form 8 applicable to Form 10-K of the Utility for the year ended December 31, 1986, File No. 2-97230).

   10(ff) - Amended and Restated Agreement for Electric Service dated May 14, 1990 between the Utility and Texas Utilities Electric Company (Exhibit 10(vv) to Form 10-K for the year ended December 31, 1990, File No. 1-8847).

   10(ff)1 - Amendment, dated April 19, 1993, to Amended and Restated Agreement for Electric Service, dated May 14, 1990, As Amended between the
             Utility and Texas Utilities Electric Company
             (Exhibit 10(ii)1 to Form S-2 Registration
             Statement, filed on July 19, 1993, File No.
             33-66232).

   10(gg) -  Contract dated June 11, 1984 between the Utility and
             Southwestern Public Service Company (Exhibit 10(d) of Form 8 applicable to Form 10-K of the Utility for the year ended December 31, 1986, File No. 2-97230).

<PAGE 30>
                           TNP ENTERPRISES, INC.                  FORM 10-K
   Exhibit
    No.                                      Description

   10(hh) - Contract dated April 27, 1977 between the Utility and West Texas Utilities Company amended April 14, 1982, April 19, 1983, May 18, 1984 and October 21, 1985 (Exhibit 10(e) of Form 8 applicable to Form 10-K of the Utility for the year ended December 31, 1986, File No. 2-97230).

   10(ii) - Contract dated April 29, 1987 between the Utility and El Paso Electric Company (Exhibit 10(f) of Form 8 applicable to Form 10-K of the Utility for the year ended December 31, 1986, File No. 2-97230).

   10(jj) - Contract dated February 28, 1974, amended May 13, 1974, November 26, 1975, August 26, 1976 and October 7, 1980 between the Utility and Public Service Company of New Mexico (Exhibit 10(g) of Form 8 applicable to Form 10-K of the Utility for the year ended December 31, 1986, File No. 2-97230).

   10(jj)1 - Amendment, dated February 22, 1982, to the
             Contract dated February 28, 1974, amended May
             13, 1974, November 26, 1975, August 26, 1976,
             and October 7, 1980 between the Utility and Public Service Company of New Mexico (Exhibit
             10(iiii) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-
             97230).

   10(jj)2 - Amendment, dated February 8, 1988, to the
             Contract dated February 28, 1974, amended May
             13, 1974, November 26, 1975, August 26, 1976,
             and October 7, 1980 between the Utility and Public Service Company of New Mexico (Exhibit
             10(jjjj) to Form 10-K of the Utility for the year ended December 31, 1988, File No. 2-
             97230).

   10(jj)3 - Amended and Restated Contract for Electric
             Service, dated April 29, 1988, between the
             Utility and Public Service Company of New
             Mexico (Exhibit 10(zz)3 to Amendment No. 1 to
             File No. 33-41903).

   10(kk) - Contract dated December 8, 1981 between the Utility and Southwestern Public Service Company amended December 12, 1984, December 2, 1985 and December 19, 1986 (Exhibit 10(h) of Form 8 applicable to Form 10-K of the Utility for the year ended December 31, 1986, File No. 2-97230).

   10(kk)1 - Amendment, dated December 12, 1988, to the
             Contract dated December 8, 1981 between the
             Utility and Southwestern Public Service
             Company amended December 12, 1984, December 2,
             1985 and December 19, 1986 (Exhibit 10(llll) to Form 10-K of the Utility for the year ended
             December 31, 1988, File No. 2-97230).

   10(kk)2 - Amendment, dated December 12, 1990, to the
             Contract dated December 8, 1981 between the
             Utility and Southwestern Public Service
             Company (Exhibit 19(t) to Form 10-K of the
             Utility for the year ended December 31, 1990,
             File No. 2-97230).
<PAGE 31>
                           TNP ENTERPRISES, INC.                  FORM 10-K

   Exhibit
    No.                                          Description

  10(ll) -  Contract dated August 31, 1983, between the Utility and Capitol
             Cogeneration Company, Ltd. (including letter agreement dated August 14, 1986) (Exhibit 10(i) of Form 8 applicable to Form 10-K of the Utility for the year ended December 31, 1986, File No. 2-97230).

  10(ll)1 -  Agreement Substituting a Party, dated May 3,
             1988, among Capitol Cogeneration Company,
             Ltd., Clear Lake Cogeneration Limited
             Partnership and the Utility (Exhibit 10(nnnn) to Form 10-K of the Utility for the year ended
             December 31, 1988, File No. 2-97230).

 10(ll)2 -  Letter Agreements, dated May 30, 1990 and
            August 28, 1991, between Clear Lake
            Cogeneration Limited Partnership and the
            Utility (Exhibit 10(oo)2 to Form 10-K of the
            Utility for the year ended December 31, 1992, File No. 2-97230).

 10(ll)3 -  Notice of Extension Letter, dated August 31,
            1992, between Clear Lake Cogeneration Limited
            Partnership and the Utility (Exhibit 10(oo)3 to Form 10-K of the Utility for the year ended
            December 31, 1992, File No. 2-97230).

 10(ll)4 -  Scheduling Agreement, dated September 15,
            1992, between Clear Lake Cogeneration Limited
            Partnership and the Utility (Exhibit 10(oo)4 to Form 10-K of the Utility for the year ended
            December 31, 1992, File No. 2-97230).

 10(mm) - Interconnection Agreement between the Utility and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19, 1984 (Exhibit 10(j) of Form 8 applicable to Form 10-K of the Utility for the year ended December 31, 1986, File No. 2-97230).

  10(nn) - Interchange Agreement between the Utility and El Paso Electric Company dated April 29, 1987 (Exhibit 10(l) of Form 8 applicable to Form 10-K of the Utility for the year ended December 31, 1986, File No. 2-97230).

  10(oo) - DC Terminal Participation Agreement between the Utility and El Paso Electric Company dated December 8, 1981 amended April 29, 1987 (Exhibit 10(m) of Form 8 applicable to Form 10-K of the Utility for the year ended December 31, 1986, File No. 2-97230).

            Employment Contracts

  10(pp) - Texas-New Mexico Power Company Executive Agreement for Severance Compensation Upon Change in Control, executed November 11, 1993, between Sector Vice President and Chief Financial Officer and the Utility (Pursuant to Instruction 2 of Reg. 229.601(a), accompanying this document is a schedule: (i) identifying documents substantially identical to the document which have been omitted from the Exhibits; and (ii) setting forth the material details in which such omitted documents differ from the document) (Exhibit 10(pp) to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

<PAGE 32>
                           TNP ENTERPRISES, INC.                  FORM 10-K

   Exhibit
    No.                                            Description

  10(qq) - Texas-New Mexico Power Company Key Employee Agreement for Severance Compensation Upon Change in Control, executed November 11, 1993, between Assistant Treasurer and the Utility (Pursuant to Instruction 2 of Reg. 229.601(a), accompanying this document is a schedule: (i) identifying documents substantially identical to the document which have been omitted from the Exhibits; and
            (ii) setting forth the material details in which such omitted documents differ from the document) (Exhibit 10(qq) to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

  10(rr) - Agreement between James M. Tarpley and the Company and the Utility, effective January 1, 1994 (Exhibit 10(rr) to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

  10(ss) - Agreement between Dwight R. Spurlock and the Company and the Utility, effective November 9, 1993 (Exhibit 10(ss) to Form 10-K of the Utility for the year ended December 31, 1993, File No. 2-97230).

  *13    -  Annual Report to Shareholders for the year ended December 31,
            1993.

  *21    -  Subsidiaries of the Registrant.

  *23    -  Independent Auditors' Consent - KPMG Peat Marwick.

<PAGE 33>
                           TNP ENTERPRISES, INC.                  FORM 10-K