Form 10-Q
period 1994-06-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1994-08-10
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D. C.  20549

                                              FORM 10-Q


                  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the quarterly period ended June 30, 1994

                                                 OR

                  (  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the transition period from      to


                           -------------------------------------------------

                                   Commission File Number: 1-8847

                                        TNP ENTERPRISES, INC.
                       (Exact name of registrant as specified in its charter)

Texas                                 75-1907501
State of Incorporation                I.R.S. Employer Identification Number

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113
(Address of Registrant's Principal Executive Offices)
Telephone Number: 817-731-0099

                            ----------------------------------------------

                                 Commission File Number: 2-97230

                                  TEXAS-NEW MEXICO POWER COMPANY
                      (Exact name of registrant as specified in its charter)

Texas                                75-0204070
State of Incorporation               I.R.S. Employer Identification Number

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113
(Address of Registrant's Principal Executive Offices)
Telephone Number: 817-731-0099

                             --------------------------------------------

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
                                           Yes  X  No

As of July 25, 1994, TNP Enterprises, Inc. had outstanding 10,744,451 shares of common stock, no par value. As of July 25, 1994, all 10,705 outstanding shares of Texas-New Mexico Power Company's common stock ($10 par value), were held, beneficially and of record, by TNP Enterprises, Inc.

                                TNP ENTERPRISES INC. AND SUBSIDIARIES
                           TEXAS NEW-MEXICO POWER COMPANY AND SUBSIDIARIES
                            Form 10-Q for the period ended June 30, 1994

This combined Form 10-Q is separately filed by TNP Enterprises, Inc. and Texas-New Mexico Power Company. Information contained herein relating to Texas-New Mexico Power Company is filed by TNP Enterprises, Inc. and separately by Texas-New Mexico Power Company on its own behalf. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.
                                          TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION                                        PAGE NO.

   Item 1.  Consolidated Financial Statements
            (Unaudited for Periods Ended June 30, 1994 and 1993)

            TNP Enterprises, Inc. and Subsidiaries:

            Consolidated Statements of Operations
            Three and Six Month Periods Ended June 30, 1994 and 1993       3

            Consolidated Balance Sheets
            June 30, 1994 and December 31, 1993                            4

            Consolidated Statements of Cash Flows
            Six Month Periods Ended June 30, 1994 and 1993                 5


            Texas-New Mexico Power Company and Subsidiaries:

            Consolidated Statements of Operations
            Three and Six Month Periods Ended June 30, 1994 and 1993       6

            Consolidated Balance Sheets
            June 30, 1994 and December 31, 1993                            7

            Consolidated Statements of Cash Flows
            Six Month Periods Ended June 30, 1994 and 1993                 8

            Notes to Consolidated Financial Statements                     9

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  20


PART II.    OTHER INFORMATION

            Item 1.  Legal Proceedings                                    28

            Item 4.  Submission of Matters to a Vote of Security Holders  28

            Item 6.  Exhibits and Reports on Form 8-K                     28

                     (a)  Exhibit Index                                   28

                     (b)  Reports on Form 8-K                             28

            Signature page (TNPE)                                         38

            Signature page (TNP)                                          39

                                   PART I - FINANCIAL INFORMATION

Item 1.    CONSOLIDATED FINANCIAL STATEMENTS.

The following interim consolidated financial statements of TNP Enterprises, Inc ("TNPE") and subsidiaries and Texas-New Mexico Power Company (the "Utility") and subsidiaries are unaudited but, in the opinion of management, reflect all adjustments consisting of the provision for regulatory disallowances and the normal recurring accruals which are necessary for the fair statement of the results of the interim periods presented. Results for interim periods are not necessarily indicative of the results to be expected for a full year or for periods which have been previously reported, due in part to the seasonal fluctuations in revenues and possible developments in regulatory and judicial proceedings. Amounts shown for TNPE and the Utility at December 31, 1993, are based on audited consolidated financial statements appearing in TNPE's 1993 Annual Report and the Utility's 1993 Annual Report on Form 10-K, respectively.

                               TNP ENTERPRISES, INC. AND SUBSIDIARIES
                         Consolidated Statements of Operations (Unaudited)

                                        Three Months Ended    Six Months Ended
                                           June 30,                June 30,
                                       1994          1993      1994       1993
                                       (In Thousands Except Per Share Amounts)
Operating revenues. . . . . . . . . .$111,046      107,530    218,645   210,680

Operating expenses:
  Power purchased for resale. . . . .  45,694       45,678     92,002    89,699
  Fuel. . . . . . . . . . . . . . . .  10,757        9,770     20,929    19,645
  Other operating and general expenses 18,403       17,906     35,853    35,374
  Maintenance . . . . . . . . . . . .   3,008        2,930      6,061     5,930
  Depreciation of utility plant . . .   9,222        8,974     18,327    17,945
  Taxes, other than on income . . . .   7,398        7,478     14,590    14,630
  Income taxes (note 3) . . . . . . .  (1,058)        (928)    (2,443)   (2,719)
    Total operating expenses. . . . .  93,424       91,808    185,319   180,504

    Net operating income. . . . . . .  17,622       15,722     33,326    30,176

Other income (loss):
  Provision for regulatory
    disallowances (note 4). . . . . . (31,546)         -      (31,546)      -
  Other income and deductions, net. .     102          497        137     1,009
  Income taxes (notes 3,4). . . . . .  11,004         (169)    10,976      (343)
    Other income (loss), net of taxes (20,440)         328    (20,433)      666

    Earnings (loss) before
     interest charges . . . . . . . . .(2,818)      16,050     12,893    30,842

Interest charges:
  Interest on long-term debt. . . . . .17,939       15,367     35,692    30,868
  Other interest and amortization of
    debt discount, premium and expense.   950        1,181      1,900     2,391
  Allowance for borrowed funds used
    during construction . . . . . . . .   (53)         (88)      (161)     (141)
    Total interest charges. . . . . . .18,836       16,460     37,431    33,118

    Net loss. . . . . . . . . . . . . (21,654)        (410)   (24,538)   (2,276)

Dividends on preferred stocks . . . . .  (201)        (224)      (412)     (457)

    Loss applicable to common stock . (21,855)        (634)   (24,950)   (2,733)

Weighted average number of common
    shares outstanding. . . . . . . . .10,725       10,626     10,713    10,615

Loss per share of common stock. . . . $ (2.04)       (0.06)     (2.33)    (0.26)

Dividends per share of common stock . $0.4075       0.4075     0.8150    0.8150



See accompanying notes to consolidated financial statements.

                               TNP ENTERPRISES, INC. AND SUBSIDIARIES
                                    Consolidated Balance Sheets

                                                 June 30, 1994     December 31,
ASSETS                                            (Unaudited)           1993
                                                           (In Thousands)
Utility plant, at original cost (note 1):
  Electric plant. . . . . . . . . . . . . . . .  $ 1,216,318         1,203,636
  Construction work in progress . . . . . . . .        2,386             5,282
                                                   1,218,704         1,208,918
  Less accumulated depreciation . . . . . . . .      217,399           202,923
  Utility plant less accumulated depreciation .    1,001,305         1,005,995
  Less reserve for regulatory
     disallowances (note 4). . . . . . . . . . .      31,546             -
        Net utility plant . . . . . . . . . . . .    969,759         1,005,995

Nonutility property, at cost. . . . . . . . . . .      1,311             1,673
Current assets:
  Cash and cash equivalents . . . . . . . . . . .     16,173            12,423
  Customer receivables. . . . . . . . . . . . . .      4,095               764
  Inventories, at lower of average cost or market:
    Fuel. . . . . . . . . . . . . . . . . . . . .      1,427             1,422
    Materials and supplies. . . . . . . . . . . .      7,771             7,793
  Deferred purchased power and fuel costs . . . .     20,591            15,151
  Accumulated deferred taxes on income (note 3) .      4,488             4,251
  Other current assets. . . . . . . . . . . . . .      2,784             1,071
        Total current assets. . . . . . . . . . .     57,329            42,875

Regulatory tax assets . . . . . . . . . . . . . .     17,635            16,915
Deferred charges. . . . . . . . . . . . . . . . .     35,629            37,779
                                                 $ 1,081,663         1,105,237

CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock - no par value per share.  Shares authorized
        50,000,000; issued 10,741,926 in 1994
        and 10,695,860 in 1993. . . . . . . .    $  132,363            131,615
    Retained earnings (notes 2,4) . . . . . .        48,331             82,012
        Total common stock equity . . . . . .       180,694            213,627

  Redeemable cumulative
    preferred stock (note 2). . . . . . . . .         8,860              9,560
  Long-term debt, net of
   amount due within one year (note 1). . . .       700,364            678,994
        Total capitalization. . . . . . . . .       889,918            902,181

Current liabilities:
  Long-term debt due within one year. . . . .         1,070              1,070
  Accounts payable. . . . . . . . . . . . . .        27,050             22,450
  Accrued interest. . . . . . . . . . . . . .        15,802             16,115
  Accrued taxes . . . . . . . . . . . . . . .        10,568             17,221
  Customers' deposits . . . . . . . . . . . .         4,553              4,464
  Revenues subject to refund. . . . . . . . .         4,087              3,400
  Other current and accrued liabilities . . .        15,141             13,581
        Total current liabilities . . . . . .        78,271             78,301

Regulatory tax liabilities. . . . . . . . . .        50,729             49,314
Accumulated deferred taxes on income (note 3)        45,334             57,093
Accumulated deferred investment tax credits .        17,411             18,348
Commitments and contingencies (note 4)          $ 1,081,663          1,105,237


See accompanying notes to consolidated financial statements.

                               TNP ENTERPRISES, INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows (Unaudited)

                                                             Six Months Ended
                                                          June 30,      June 30,
                                                            1994          1993
                                                               (In Thousands)
CASH FLOWS FROM OPERATIONS:
       Net loss . . . . . . . . . . . . . . . . . . . . $ (24,538)      (2,276)
       Items not requiring cash:
         Depreciation of utility plant. . . . . . . . .    18,327       17,945
         Amortization of debt expense, discount and premium
           and other deferred charges . . . . . . . . .     2,792        2,153
         Allowance for borrowed funds
           used during construction . . . . . . . . . .      (161)        (141)
         Deferred taxes on income . . . . . . . . . . .   (11,301)      (2,500)
         Investment tax credit adjustments. . . . . . .      (937)        (391)
         Provision for regulatory disallowances . . . .    31,546          -
                                                           15,728       14,790
       Changes in certain current assets and liabilities:
         Customer receivables . . . . . . . . . . . . .    (3,331)        (627)
         Inventories. . . . . . . . . . . . . . . . . .        17       (1,291)
         Deferred purchased power and fuel costs. . . .    (5,440)       1,395
         Other current assets . . . . . . . . . . . . .    (1,713)      (1,931)
         Accounts payable . . . . . . . . . . . . . . .     4,600        1,122
         Accrued interest . . . . . . . . . . . . . . .      (313)       8,405
         Accrued taxes. . . . . . . . . . . . . . . . .    (6,653)      (6,708)
         Customers' deposits. . . . . . . . . . . . . .        89          225
         Revenues subject to refund . . . . . . . . . .       687        2,482
         Other current and accrued liabilities. . . . .     1,560        5,364
       Other - net. . . . . . . . . . . . . . . . . . .      (655)         911
              TOTAL . . . . . . . . . . . . . . . . . .     4,576       24,137

CASH FLOWS FROM INVESTING ACTIVITIES ---
       Additions to utility plant, net of
         capitalized depreciation and interest. . . . .   (13,082)     (11,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends on preferred and common stocks . . . .    (9,143)      (9,108)
       Issuances:
         Common stock . . . . . . . . . . . . . . . . .       748          819
         Long-term debt . . . . . . . . . . . . . . . .   113,500          -
       Redemptions:
         Preferred stock. . . . . . . . . . . . . . . .      (700)        (700)
         Long-term debt . . . . . . . . . . . . . . . .   (92,149)        (400)
              TOTAL . . . . . . . . . . . . . . . . . .    12,256       (9,389)

NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . . .     3,750        2,961
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           12,423       86,785
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . . .  $ 16,173       89,746

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the periods for:
         Interest . . . . . . . . . . . . . . . . . . .  $ 36,129       22,436
         Income taxes . . . . . . . . . . . . . . . . .        50        1,846

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
       On January 1, 1993, TNPE recognized certain assets and liabilities and certain reclassifications as the result of implementation of Statement of Financial Accounting Standards No. 109.


See accompanying notes to consolidated financial statements.

                           TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIAR
                          Consolidated Statements of Operations (Unaudited)



                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                      1994        1993        1994       1993
                                                   (In Thousands)
Operating revenues. . . . . . . . .$111,046     107,530      218,645    210,680

Operating expenses:
  Power purchased for resale. . . .  45,694      45,678       92,002     89,699
  Fuel. . . . . . . . . . . . . . .  10,757       9,770       20,929     19,645
  Other operating and
    general expenses. . . . . . . .  18,403      17,906       35,853     35,374
  Maintenance . . . . . . . . . . .   3,008       2,930        6,061      5,930
  Depreciation of utility plant . .   9,222       8,974       18,327     17,945
  Taxes, other than on income . . .   7,398       7,478       14,590     14,630
  Income taxes (note 3) . . . . . .  (1,058)       (928)      (2,443)    (2,719)
    Total operating expenses. . . .  93,424      91,808      185,319    180,504

    Net operating income. . . . . .  17,622      15,722       33,326     30,176

Other income (loss):
  Provision for regulatory
   disallowances (note 4) . . . . . (31,546)       -         (31,546)       -
  Other income and deductions, net.     192         518          351      1,038
  Income taxes (notes 3,4). . . . .  10,967        (176)      10,901       (353)
    Other income (loss),
         net of taxes . . . . . . . (20,387)        342      (20,294)       685

    Earnings (loss) before
      interest charges . . . . . .   (2,765)     16,064       13,032     30,861

Interest charges:
  Interest on long-term debt. . . .  17,939      15,367       35,692     30,868
  Other interest and amortization of
    debt discount, premium and expense  950       1,181        1,900      2,391
  Allowance for borrowed funds used
    during construction . . . . . .     (53)        (88)        (161)      (141)
    Total interest charges. . . . .  18,836      16,460       37,431     33,118

    Net loss. . . . . . . . . . . . (21,601)       (396)     (24,399)    (2,257)

Dividends on preferred stock. . . .    (201)       (224)        (412)      (457)

    Loss applicable to
      common stock . . . . . . . . $(21,802)       (620)     (24,811)    (2,714)












See accompanying notes to consolidated financial statements.

                       TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                                    Consolidated Balance Sheets

                                                  June 30, 1994     December 31,
ASSETS                                             (Unaudited)          1993
                                                         (In Thousands)
Utility plant, at original cost (note 1):
  Electric plant. . . . . . . . . . . . . .      $ 1,216,318          1,203,636
  Construction work in progress . . . . . .            2,386              5,282
                                                   1,218,704          1,208,918
  Less accumulated depreciation . . . . . .          217,399            202,923
        Utility plant less
          accumulated depreciation . . . . .       1,001,305          1,005,995
  Less reserve for regulatory
    disallowances (note 4). . . . . . . . . .         31,546              -
        Net utility plant . . . . . . . . . .        969,759          1,005,995

Nonutility property, at cost. . . . . . . . .            183                541
Current assets:
  Cash and cash equivalents . . . . . . . . .          5,456              2,078
  Customer receivables. . . . . . . . . . . .          4,095                764
  Inventories, at lower of average cost or market:
    Fuel. . . . . . . . . . . . . . . . . . .          1,427              1,422
    Materials and supplies. . . . . . . . . .          7,771              7,793
  Deferred purchased power and fuel costs . .         20,591             15,151
  Accumulated deferred taxes on income (note 3)        4,488              4,251
  Other current assets. . . . . . . . . . . .          2,573              1,091
        Total current assets. . . . . . . . .         46,401             32,550

Regulatory tax assets . . . . . . . . . . . .         17,635             16,915
Deferred charges. . . . . . . . . . . . . . .         36,967             39,118
                                                 $ 1,070,945          1,095,119

CAPITALIZATION AND LIABILITIES

Capitalization:
  Common stock equity:
    Common stock, $10 par value per share.
        Authorized 12,000,000 shares;
        issued 10,705 shares. . . . . . . . .  $         107                107
    Capital in excess of par value. . . . . .        175,094            175,094
    Retained earnings (notes 2,4) . . . . . .          5,373             38,983
        Total common stock equity . . . . . .        180,574            214,184

  Redeemable cumulative preferred
    stock (note 2). . . . . . . . . . . . . .          8,860              9,560
  Long-term debt, net of amount
   due within one year (note 1). . . . . . .         700,364            678,994
        Total capitalization. . . . . . . . .        889,798            902,738

Current liabilities:
  Long-term debt due within one year. . . . .          1,070              1,070
  Accounts payable. . . . . . . . . . . . . .         27,050             22,450
  Accrued interest. . . . . . . . . . . . . .         15,802             16,115
  Accrued taxes . . . . . . . . . . . . . . .         11,385             18,006
  Customers' deposits . . . . . . . . . . . .          4,553              4,464
  Revenues subject to refund  . . . . . . . .          4,087              3,400
  Other current and accrued liabilities . . .         15,136             13,573
        Total current liabilities . . . . . .         79,083             79,078

Regulatory tax liabilities. . . . . . . . . .         50,729             49,314
Accumulated deferred taxes on income (note 3)         35,180             46,907
Accumulated deferred investment tax credits .         16,155             17,082
Commitments and contingencies (note 4)
                                                 $ 1,070,945          1,095,119

See accompanying notes to consolidated financial statements.

                           TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows (Unaudited)

                                                            Six Months Ended
                                                        June 30,       June 30,
                                                          1994           1993
                                                              (In Thousands)
CASH FLOWS FROM OPERATIONS:
       Net loss . . . . . . . . . . . . . . . . . . . $ (24,399)        (2,257)
       Items not requiring cash:
         Depreciation of utility plant. . . . . . . .    18,327         17,945
         Amortization of debt expense,
           discount and premium
           and other deferred charges . . . . . . . .     2,792          2,153
         Allowance for borrowed funds used
           during construction. . . . . . . . . . . .      (161)          (141)
         Deferred taxes on income . . . . . . . . . .   (11,269)        (2,496)
         Investment tax credit adjustments. . . . . .      (927)          (390)
         Provision for regulatory disallowances . . .    31,546           -
                                                         15,909         14,814

       Changes in certain current assets and liabilities:
         Customer receivables . . . . . . . . . . . .    (3,331)          (627)
         Inventories. . . . . . . . . . . . . . . . .        17         (1,291)
         Deferred purchased power and fuel costs. . .    (5,440)         1,395
         Other current assets . . . . . . . . . . . .    (1,482)        (1,641)
         Accounts payable . . . . . . . . . . . . . .     4,600          1,122
         Accrued interest . . . . . . . . . . . . . .      (313)         8,405
         Accrued taxes. . . . . . . . . . . . . . . .    (6,621)        (5,941)
         Customers' deposits. . . . . . . . . . . . .        89            225
         Revenues subject to refund . . . . . . . . .       687          2,482
         Other current and accrued liabilities. . . .     1,563          5,454
       Other - net. . . . . . . . . . . . . . . . . .      (657)          (610)
              TOTAL . . . . . . . . . . . . . . . . .     5,021         23,787

CASH FLOWS FROM INVESTING ACTIVITIES ---
       Additions to utility plant, net of
         capitalized depreciation and interest. . . .   (13,082)       (11,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends on preferred and common stocks . . .    (9,212)        (9,128)
       Issuances:
         Long-term debt . . . . . . . . . . . . . . .   113,500            -

       Redemptions:
         Preferred stock. . . . . . . . . . . . . . .      (700)          (700)
         Long-term debt . . . . . . . . . . . . . . .   (92,149)          (400)
              TOTAL . . . . . . . . . . . . . . . . .    11,439        (10,228)

NET CHANGE IN CASH AND CASH EQUIVALENTS . . . . . . .     3,378          1,772
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD. . .     2,078         63,843
CASH AND CASH EQUIVALENTS AT END OF PERIOD. . . . . .  $  5,456         65,615

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the periods for:
         Interest . . . . . . . . . . . . . . . . . .  $  36,129        22,436
         Income taxes . . . . . . . . . . . . . . . .         50         1,168

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
       On January 1, 1993, the Utility recognized certain assets and liabilities and certain reclassifications as the result of implementation of Statement of Financial Accounting Standards No. 109.



See accompanying notes to consolidated financial statements.

(1)    Long-term Debt

Long-term debt outstanding was as follows:

                                                     June 30,    December 31,
                                                       1994           1993
                                                         (In Thousands)
First mortgage bonds:
  Series L,   10.500%     due 2000                 $   9,720          9,840
  Series M,    8.700      due 2006                     8,400          8,400
  Series R,   10.000      due 2017                    63,700         63,700
  Series S,    9.625      due 2019                    20,000         20,000
  Series T,   11.250      due 1997                   130,000        130,000
  Series U,    9.250      due 2000                   100,000        100,000
     Total                                           331,820        331,940
       Unamortized discount, net of premium             (658)          (676)
First mortgage bonds, net                            331,162        331,264

Secured debentures:
  12.5% due 1999                                     130,000        130,000
  Series A, 10.75% due 2003                          140,000        140,000
                                                     270,000        270,000

Secured notes payable                                100,272         78,800

  Total long-term debt                               701,434        680,064
     Less long-term debt due within one year          (1,070)        (1,070)
  Total long-term debt, net                        $ 700,364        678,994

Secured notes payable represented loans issued under a financing facility for the construction of Unit 2 of the TNP One generating plant. The Unit 2 financing facility was assumed in 1991 by Texas Generating Company II ("TGC II") and consists of a series of renewable loans from various lenders in a financing syndicate. TGC II is a wholly owned subsidiary of the Utility.

Under the terms of the Unit 2 financing facility, as amended, the total commit-ment available is $147.75 million. The Utility is permitted to prepay up to $141.5 million of the $147.75 million commitment and reborrow up to the amount of the prepayments. The reborrowings under the Unit 2 financing facility will be subject to compliance with the EBIT test (as described below) and maintenance of an equity to total capital ratio of 20% or more as defined in the financing facility. As of June 30, 1994, the unused commitment available to be borrowed under the Unit 2 financing facility was approximately $47 million. A commitment fee of 1/4 of 1% per annum is payable on the unused portion of the reducing commitment.

As required by the terms of the Unit 2 financing facility, as amended, the Utility received the required regulatory approvals from the Federal Energy Regulatory Commission and the New Mexico Public Utility Commission for the extension of the maturities of the remaining loans to be outstanding under the Unit 2 financing facility. On June 15, 1994, the Utility paid a $369,000 extension fee on the $147.75 million commitment and completed the necessary requirements under the Unit 2 financing facility to finalize the extension of the maturities of the remaining loans. The extended maturities provide for scheduled reductions of the commitment of approximately $36.9 million each at December 31, 1995, 1996, 1997 and 1998.
Based upon the June 30, 1994 outstanding balance, $1.6 million will be due on December 31, 1995, $24.8 million will be due on December 31, 1996, and the remaining amounts will be due in two equal installments of approximately $36.9 million on December 31, 1997 and 1998.

The Unit 2 financing facility and instruments securing both issues of the Utility's secured debentures contain certain covenants which, under specified conditions, restrict the payment of cash dividends on common stock of the Utility. The most restrictive of such covenants are an interest coverage test and an equity ratio test. Under the interest coverage test, the Utility may not pay cash dividends on its common stock unless the amount of its prior twelve months'earnings (exclusive of any writedowns resulting from actions of the Public Utility Commission of Texas ("PUCT"), to the extent included in operating expenses) before interest and income taxes equals or exceeds the sum of all of the interest expense on indebtedness for the same period (said calculation, the "EBIT Test"). This restriction becomes effective only after the third consecutive calendar quarter during which the Utility does not meet the EBIT Test and continues in effect until after the quarter in which the Utility has met the twelve-month EBIT Test. Under the equity ratio test, the Utility may not pay cash dividends on its common stock if, at the preceding quarterly date, the Utility's ratio of equity capitalization (excluding any writedowns resulting from actions of the PUCT) to total capitalization is less than 20%. The Utility has met the tests at each quarterly date since each test became effective. See note 2 for discussion of Bond Indenture restrictions on payment of cash dividends.

Under the Unit 2 financing facility, interest rates are determined under several alternative methods. During 1994, all rates at the time of borrowing will be no higher than the prime lending rate plus a margin of 1-7/8%. The margin will increase by 1/2 of 1% in 1995 and by an additional 1/4 of 1% in 1996, 1997 and 1998. The effective costs of borrowing for the secured notes payable at June 30, 1994 and December 31, 1993 were 7.57% and 7.23%, respectively.

(2)  Redeemable Cumulative Preferred Stock

Redeemable cumulative preferred stock (authorized 1,000,000 shares at $100 par value per share) issued by the Utility and outstanding at June 30, 1994 and December 31, 1993, with related redemption prices (at the Utility's option), were as follows:

Series        Redemption price       Shares outstanding       Total par value
              June 30,  Dec. 31,     June 30,   Dec. 31,      June 30, Dec. 31,
               1994       1993        1994       1993          1994      1993
               (In Thousands)                                  (In Thousands)
B  4.650%    $100.000   100.000       25.2       25.2         $2,520     2,520
C  4.750      100.000   100.000       14.4       14.4          1,440     1,440
D 11.000      101.040   101.570        2.0        3.2            200       320
E 11.000      101.040   101.570        1.0        1.6            100       160
F 11.000      101.040   101.570        2.0        3.2            200       320
G 11.875      106.432   106.927       44.0       48.0          4,400     4,800
                                      88.6       95.6         $8,860     9,560

Charter provisions relating to the preferred stocks and the Bond Indenture under which the first mortgage bonds are issued contain restrictions as to the payment of cash dividends on common stock of the Utility. As discussed in note 3 of both the "Notes to Consolidated Financial Statements" included in TNPE's 1993 Annual Report, incorporated by reference in TNPE's 1993 Annual Report on Form 10-K, and the "Notes to Consolidated Financial Statements" included in the Utility's 1993 Annual Report on Form 10-K, the amount of the Utility's restricted retained earnings at December 31, 1993 was approximately $12,800,000.

Due to the provision for certain regulatory disallowances discussed in note 4, the Utility's unrestricted retained earnings have been eliminated during the second quarter of 1994, thus requiring a suspension of cash dividends on the Utility's common stock solely held by TNPE. The effect on the Utility's retained earning at June 30, is summarized below:

                                          (In Thousands)
Restricted level required by Bond Indenture
  before payment of common stock dividends             $  13,517
Amount necessary to meet required level                   (8,144)
Retained earnings at June 30, 1994                     $   5,373

The provision will not impair the ability of the Utility to pay cash dividends on its preferred stock.

(3)   Income Taxes

(a)   TNP Enterprises, Inc. and Subsidiaries

Income taxes as set forth in TNPE's consolidated statements of operations consisted of the following components:

                                                   Three Months Ended
                                               June 30,            June 30,
                                                 1994                1993
                                                      (In Thousands)

Charged (credited) to operating expenses:
  Current Federal                             $ (737)               1,802
  Current State                                   56                  109
                                                (681)               1,911
  Deferred Federal                               107               (3,234)

  Investment tax credit adjustments:
     Investment tax credits made available
       through net operating loss carryback     (220)                 -
     Investment tax credits utilized            -                     658
     Amortization of accumulated
       deferred investment tax credits          (264)                (263)
                                                (484)                 395
        Total credited to operating expenses  (1,058)                (928)

Charged (credited) to other income (loss):
  Current Federal                                 58                  172
  Deferred Federal                           (11,057)                  (3)
  Investment tax credits
    made available through
    net operating loss carryback                  (5)                 -
        Total charged
         (credited) to other income (loss)    (11,004)                169

        Total                               $ (12,062)               (759)


                                                    Six Months Ended
                                               June 30,         June 30,
                                                 1994             1993
                                                     (In Thousands)
Charged (credited) to operating expenses:
  Current Federal                            $  (1,344)              56
  Current State                                     56              111
                                                (1,288)             167
  Deferred Federal                                (228)          (2,496)

  Investment tax credit adjustments:
     Investment tax credits made available
       through net operating loss carryback        (401)             -
     Investment tax credits utilized               -                 136
     Amortization of accumulated
      deferred investment tax credits              (526)          (526)
                                                   (927)          (390)
        Total credited to operating expenses     (2,443)        (2,719)

Charged (credited) to other income (loss):
  Current Federal                                    107           348
  Deferred Federal                               (11,073)           (4)
  Investment tax credits made available through
     net operating loss carryback                    (10)           (1)
        Total charged (credited)
          to other income (loss)                  (10,976)         343

        Total                                   $ (13,419)      (2,376)

Total income tax benefit for 1994 and 1993 was different than the amount computed by applying the appropriate statutory Federal income tax rate to loss before income taxes. The reasons for the differences were as follows:

                                                           Three Months Ended
                                                         June 30,      June 30,
                                                          1994           1993
                                                            (In Thousands)

Income tax benefit at statutory rate                  $(11,482)          (434)
Amortization of accumulated deferred
  investment tax credits                                  (264)          (263)
Amortization of excess deferred taxes                     (183)          (226)
Other - net                                               (133)           164
                                                      $(12,062)          (759)

                                                           Six Months Ended
                                                         June 30,      June 30,
                                                           1994          1993
                                                              (In Thousands)

Income tax benefit at statutory rate                   $ (12,924)       (1,619)
Amortization of accumulated deferred
  investment tax credits                                    (526)         (526)
Amortization of excess deferred taxes                        (93)         (452)
Other - net                                                  124           221
                                                        $(13,419)       (2,376)

The tax effects of temporary differences that give rise to significant portions of net current accumulated deferred taxes on income and net noncurrent accumulated deferred taxes on income at June 30, 1994 and December 31, 1993 are presented below:

                                                 June 30,    December 31,
                                                   1994          1993
                                                     (In Thousands)
Current accumulated deferred taxes on income:
   Deferred tax assets:
      Unbilled revenues                          $ 8,760          6,914
      Revenues subject to refund                   1,233          1,053
      Other                                        1,496          1,435
                                                  11,489          9,402
   Deferred tax liability -
      Deferred purchased power and fuel costs     (7,001)        (5,151)
          Current accumulated deferred
           taxes on income, net                  $ 4,488          4,251

Noncurrent accumulated deferred taxes on income:
   Deferred tax assets:
      Regulatory related items                   $ 19,915         10,116
      Minimum tax credit carryforwards              8,418         10,067
      Federal regular tax NOL carryforwards        17,058         10,005
      Investment tax credit carryforward           17,846         17,434
      Other                                         2,234          2,388
                                                   65,471         50,010
   Deferred tax liabilities:
      Regulatory related items                     (2,309)           -
      Utility plant, principally
        due to depreciation and
          capitalized basis differences          (102,930)       (101,839)
      Deferred rate case expenses                  (2,196)         (2,553)
      Deferred loss on reacquired debt             (1,801)         (1,823)
      Deferred accounting treatment                (1,569)         (1,617)
      Other                                          -                729
                                                 (110,805)       (107,103)
          Noncurrent accumulated
            deferred taxes on income, net      $  (45,334)        (57,093)

TNPE generated both a Federal regular tax net operating loss ("NOL") and a Federal minimum tax ("MT") NOL for the six months ended June 30, 1994 and, therefore, has no current income tax liability for this period. When carried back to the appropriate years, the MT NOL resulted in a net refundable amount of approximately $1,237,000.

At June 30, 1994, TNPE has NOL carryforwards for Federal income tax purposes of approximately $48,700,000 which are available to offset future Federal taxable income through 2009. TNPE also has ITC carryforwards for Federal income tax purposes of approximately $17,800,000 which are available to reduce future Federal income taxes through 2005. In addition, TNPE has minimum tax credit carryforwards of approximately $8,400,000 which are available to reduce future Federal regular income taxes over an indefinite period.

In order to fully realize the Federal regular tax NOL carryforwards, TNPE will need to generate future taxable income of approximately $48,700,000 prior to expiration of the Federal regular tax NOL carryforwards which will begin to expire in 2008. Based on TNPE's historical and projected pretax earnings, management believes it is more likely than not that TNPE will realize the benefit of the Federal regular tax NOL carryforwards existing at June 30, 1994 before such carryforwards begin to expire in 2008. Deferred tax assets related to regulatory items will be realized in accordance with regulatory commission requirements. Certain 1993 amounts have been reclassified to conform with the 1994 method of presentation.

(b)   Texas-New Mexico Power Company and Subsidiaries

Income taxes as set forth in the Utility's consolidated statements of operations consisted of the following components:

                                                        Three Months Ended
                                                     June 30,        June 30,
                                                       1994            1993
                                                          (In Thousands)
Charged (credited) to operating expenses:
  Current Federal                                  $   (737)           1,802
  Current State                                          56              109
                                                       (681)           1,911
  Deferred Federal                                      107           (3,234)

  Investment tax credit adjustments:
     Investment tax credits made available
       through net operating loss carryback            (220)             -
     Investment tax credits utilized                  -                  658
     Amortization of accumulated
       deferred investment tax credits                 (264)            (263)
                                                       (484)             395
        Total credited to operating expenses         (1,058)            (928)

Charged (credited) to other income (loss):
  Current Federal                                        74              176
  Deferred Federal                                  (11,041)             -
        Total charged (credited)
          to other income (loss)                    (10,967)             176

        Total                                      $(12,025)            (752)



                                                          Six Months Ended
                                                      June 30,        June 30,
                                                        1994            1993
                                                           (In Thousands)
Charged (credited) to operating expenses:
  Current Federal                                   $ (1,344)              56
  Current State                                           56              111
                                                      (1,288)             167
  Deferred Federal                                      (228)          (2,496)

  Investment tax credit adjustments:
     Investment tax credits made available
       through net operating loss carryback             (401)            -
     Investment tax credits utilized                   -                  136
     Amortization of accumulated
       deferred investment tax credits                  (526)            (526)
                                                        (927)            (390)
        Total credited to operating expenses          (2,443)          (2,719)

Charged (credited) to other income (loss):
  Current Federal                                        140               353
  Deferred Federal                                   (11,041)             -
        Total charged (credited)
          to other income (loss)                     (10,901)              353

        Total                                     $  (13,344)           (2,366)

Total income tax benefit for 1994 and 1993 was different than the amount computed by applying the appropriate statutory Federal income tax rate to loss before income taxes. The reasons for the differences were as follows:

                                                        Three Months Ended
                                                     June 30,        June 30,
                                                       1994            1993
                                                          (In Thousands)

Income tax benefit at statutory rate               $ (11,451)          (427)
Amortization of accumulated deferred
  investment tax credits                                (264)          (263)
Amortization of excess deferred taxes                   (183)          (226)
Other - net                                             (127)           164
                                                    $ (12,025)         (752)

                                                         Six Months Ended
                                                    June 30,        June 30,
                                                      1994            1993
                                                         (In Thousands)

Income tax benefit at statutory rate                $ (12,851)      (1,609)
Amortization of accumulated deferred
  investment tax credits                                 (526)        (526)
Amortization of excess deferred taxes                     (93)        (452)
Other - net                                               126          221
                                                    $ (13,344)      (2,366)

(3)   Income Taxes - continued

(b)   Texas-New Mexico Power Company and Subsidiaries - continued

The tax effects of the Utility's temporary differences that give rise to significant portions of net current accumulated deferred taxes on income and net noncurrent accumulated deferred taxes on income at June 30, 1994 and December 31, 1993 are presented below:

                                                June 30,       December 31,
                                                  1994            1993
                                                     (In Thousands)

Current accumulated deferred taxes on income:
   Deferred tax assets:
      Unbilled revenues                         $  8,760            6,914
      Revenues subject to refund                   1,233            1,053
      Other                                        1,496            1,435
                                                  11,489            9,402

   Deferred tax liability -
    Deferred purchased power and fuel costs       (7,001)          (5,151)
          Current accumulated
            deferred taxes on income, net       $  4,488             4,251

Noncurrent accumulated deferred taxes on income:
   Deferred tax assets:
      Regulatory related items                  $  19,915           10,116
      Minimum tax credit carryforwards             13,285           14,890
      Federal regular tax NOL carryforwards        22,571           15,679
      Investment tax credit carryforward           19,099           18,786
      Other                                           755              792
                                                   75,625           60,263
   Deferred tax liabilities:
      Regulatory related items                     (2,309)            -
      Utility plant, principally
        due to depreciation and
        capitalized basis differences             (102,930)        (101,839)
      Deferred rate case expenses                   (2,196)          (2,553)
      Deferred loss on reacquired debt              (1,801)          (1,823)
      Deferred accounting treatment                 (1,569)          (1,617)
      Other                                           -                 662
                                                  (110,805)        (107,170)
          Noncurrent accumulated
            deferred taxes on income, net      $   (35,180)         (46,907)

The Utility generated both a Federal regular tax NOL and a Federal MT NOL for the six months ended June 30, 1994 and, therefore, has no current income tax liability for this period. When carried back to the appropriate years, the MT NOL resulted in a net refundable amount of approximately $1,204,000.

At June 30, 1994, the Utility has NOL carryforwards for Federal income tax pur-poses of approximately $64,500,000 which are available to offset future Federal taxable income through 2009. The Utility also has ITC carryforwards for Federal income tax purposes of approximately $19,100,000 which are available to reduce future Federal income taxes through 2005. In addition, the Utility has minimum tax credit carryforwards of approximately $13,300,000 which are available to reduce future Federal regular income taxes over an indefinite period.

In order to fully realize the Federal regular tax NOL carryforwards, the Utility will need to generate future taxable income of approximately $64,500,000 prior to expiration of the Federal regular tax NOL carryforwards which will begin to expire in 2006. Based on the Utility's historical and projected pretax earnings, management believes it is more likely than not that the Utility will realize the benefit of the Federal regular tax NOL carryforwards existing at June 30, 1994 before such carryforwards begin to expire in 2006. Deferred tax assets related to regulatory items will be realized in accordance with regulatory commission requirements. Certain 1993 amounts have been reclassified to conform with the 1994 method of presentation.

The consolidated Federal income tax return, filed by TNPE, includes the consolidated operations of the Utility and its subsidiaries. The amounts of income taxes and investment tax credits recognized in the accompanying consolidated financial statements of the Utility were computed as if the Utility and its subsidiaries filed a separate consolidated Federal income tax return, and the amounts could differ from those recognized as a member of TNPE's consolidated group.

(4)    Commitments and Contingencies

On March 30, 1994, the Utility filed a retail rate application, Docket No. 12900, with the Public Utility Commission of Texas ("PUCT") requesting an increase of $34.8 million, or 8.9%, over annualized test year revenues. The Utility's request includes the remaining $11.1 million of Unit 2 costs in rate base, as prescribed in a previous rate case, PUCT Docket No. 10200. On July 18, 1994, a settlement agreement was executed by most of the parties involved in the current rate application. All parties subsequently signed a stipulation and joint motion for approval of the settlement. The agreement is subject to approval by the city councils of the intervening cities, the Utility's Board of Directors and the PUCT. Assuming final approval by the parties, the agreement allows for an increase of $17.5 million, or 4.5%, over adjusted test year revenues to go into effect no later than October 2, 1994. This agreement resolves all issues of the rate application.

The approval of the agreement will resolve all outstanding court appeals in connection with the Utility's two previous rate cases, PUCT Docket Nos. 9491 and 10200. The agreement provides for the Utility to write off $35 million of the PUCT's total disallowances of $61.4 million regarding TNP One. For a discussion of the judicial appeals of the Utility's rate orders in Docket Nos. 9491 and 10200 and certain other matters concerning the Texas rate base treatment of TNP One, reference is made to note 5 of both the "Notes to Consolidated Financial Statements" included in TNPE's 1993 Annual Report, incorporated by reference in TNPE's 1993 Annual Report on Form 10-K, the "Notes to Consolidated Financial Statements" included in the Utility's 1993 Annual Report on Form 10-K, and the June 3, 1994 reports on Form 8-K (see Part II, Item 6) for TNPE and the Utility, which notes and reports on Form 8-K are incorporated herein by reference.

The agreement provides for a moratorium restricting the Utility from filing applications for rate increases in Texas for a five-year period beginning March 31, 1994, subject to certain conditions. Those conditions would not allow the Utility to file for any base rate increase prior to March 31, 1997 but would allow an application for increased rates to be filed after that time upon the occurrence of any force majeure event (as defined in the agreement) at any time during the five-year period.

The accompanying consolidated financial statements of the Utility and TNPE include a provision for $35 million of the disallowances, which resulted in an after-tax charge to second quarter results of operations of approximately $20.5 million, or $1.91 per share of TNPE common stock, as detailed below:

       Disallowances to be recognized
         under the settlement agreement                   $ 35,000,000
       Less accumulated depreciation
         previously recognized                              (3,453,930)
       Provision for regulatory disallowances               31,546,070
       Less related income taxes                           (11,041,025)
                                                       $    20,505,045

       Weighted average number of TNPE
         common shares outstanding                          10,724,851
       Loss per share of TNPE common stock              $        1.91

The recognition of the disallowances eliminated the Utility's unrestricted retained earnings, triggering bond indenture provisions which will require a suspension of cash dividends on the Utility's common stock solely held by TNPE. Assuming no abnormal circumstances occur during the next fifteen months, the Utility anticipates that it will again have unrestricted retained earnings before the end of that fifteen-month period.

Since there are unrestricted retained earnings at TNPE, the provision for the write-off will not by itself preclude the continuing payment of cash dividends on TNPE's common stock. The ability of TNPE to pay cash dividends on common stock is subject to approval of its Board of Directors and is dependent upon TNPE's unconsolidated available cash and cash equivalents (approximately $10.5 million at June 30, 1994), other cash resources and, in the longer term, the Utility's ability to produce earnings sufficient to pay cash dividends to its parent. The write-off will be among the factors that TNPE's Board of Directors will consider when evaluating the settlement and appropriate dividend policy at its next board meeting, currently scheduled for mid-August.

The Utility anticipates that the settlement agreement will not be contested by any party; however, if, for any reason, the parties fail to approve the settlement agreement, the appellate proceedings respectively related to Docket Nos. 9491 and 10200 would continue. Under such circumstances, the reserve for the regulatory disallowances could be subsequently adjusted. An increase in the reserve could result in a significant negative impact on earnings in the period of resolution.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This discussion presents management's analysis of significant factors in TNPE's and the Utility's consolidated financial condition and results of operations and should be read in conjunction with related consolidated financial statements and notes thereto.

The only business of TNPE is conducted by the Utility. The principal effects of nonutility activities on the consolidated financial statements are from short-term investments, certain tax benefits and issuance of TNPE's common stock.

Since 1991, the Utility and TNPE have faced challenges to their financial stability as a result of uncertainties with respect to judicial appeals of rate orders issued by the Public Utility Commission of Texas ("PUCT") and the servicing of debt incurred for refinancings of both the Unit 1 and the Unit 2 financing facilities. These matters have arisen by reason of the acquisition and operation by the Utility of TNP One, a two-unit, lignite-fueled, circulating fluidized bed generating facility located in Robertson County, Texas, and the related rate proceedings in Texas which disallowed recovery in rates of certain costs of TNP One. As discussed below under "Regulatory Matters," the Utility and other parties involved in the previous rate cases have reached a settlement agreement which, if approved, would lead to the resolution of the appeals of the rate orders. The following discussion of certain matters related to TNP One is essential to an analysis of the Utility's and TNPE's financial condition and results of operations.

FINANCIAL CONDITION

Regulatory Matters

Appeals of the PUCT orders in Docket Nos. 9491 and 10200 remain pending in the Texas courts. The primary issues in the Docket No. 9491 appeal are the PUCT's order which disallowed $39.5 million of the requested costs of Unit 1 and the Finding of Fact No. 84 ("FF No. 84") which found that the Utility failed to prove that its decision to start construction of Unit 2 was prudent. Although the Utility received the majority of requested Unit 2 costs in Docket No. 10200, the effect of the appeal of FF No. 84 on Unit 2 costs cannot presently be determined. In the Docket No. 10200 appeal, the primary issues are the $21.1 million disallowances of Unit 2 costs, an additional $800,000 disallowance of Unit 1 costs and the PUCT ruling departing from the "stand-alone-return" method of calculating the Utility's Federal income tax component of cost of service.
A more thorough discussion of the procedural aspects of both PUCT dockets is included in note 5 of the "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in TNPE's 1993 Annual Report, both incorporated by reference in TNPE's 1993 Annual Report on Form 10-K, note 5 of the "Notes to Consolidated Financial Statements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Utility's
1993 Annual Report on Form 10-K and the June 3, 1994 reports on Form 8-K
(see Part II, Item 6) for TNPE and the Utility, all of which are incorporated herein by reference.

On July 18, 1994, a settlement agreement was executed by most of the parties involved in the Utility's current Texas rate case (Docket No. 12900) which was filed on March 30, 1994. All parties subsequently signed a stipulation and joint motion for approval of the settlement. The agreement is subject to approval by the city councils of the intervening cities, the Utility's Board of Directors and the PUCT. Assuming final approval by the parties, the agreement will resolve all outstanding court appeals in connection with PUCT Docket Nos. 9491 and 10200. The agreement provides for the Utility to write off $35 million of the PUCT's total disallowances of $61.4 million regarding TNP
One (see note 4 to the consolidated financial statements).

With respect to the pending Texas retail rate application, the agreement will allow for an increase of $17.5 million, or 4.5%, over adjusted test year revenues to go into effect no later than October 2, 1994. In its application, the Utility had requested an increase of $34.8 million, or 8.9%. The agreement resolves all issues of Docket No. 12900.

The agreement provides for a moratorium restricting the Utility from filing applications for rate increases in Texas for a five-year period beginning March 31, 1994, subject to certain conditions. Those conditions would not allow the Utility to file for any base rate increase prior to March 31, 1997 but would allow an application for increased rates to be filed after that time upon the occurrence of any force majeure event (as defined in the agreement) at any time during the five-year period.

The Utility anticipates that the settlement agreement will not be contested by any party; however, if, for any reason, the parties fail to approve the settlement agreement, the appellate proceedings respectively related to Docket Nos. 9491 and 10200 would continue. Under such circumstances, the reserve for the regulatory disallowances could be subsequently adjusted. An increase in the reserve could result in a significant negative impact on earnings in the period of resolution.

Liquidity And Capital Resources

The Unit 2 Financing Facility

Under the terms of the Unit 2 financing facility, as amended, the total commitment available is $147.75 million. The Utility is permitted to prepay up to $141.5 million of the $147.75 million commitment and reborrow up to the amount of the prepayments. The reborrowings under the Unit 2 financing facility will be subject to compliance with the EBIT test (as described in note 1 to the Consolidated Financial Statements) and maintenance of an equity to total capital ratio of 20% or more as defined in the financing facility. The provision for the write-off discussed above does not cause a violation of either of these requirements. As of June 30, 1994, the unused commitment available to be borrowed under the Unit 2 financing facility was approximately $47 million. A commitment fee of 1/4 of 1% per annum is payable on the unused portion of the reducing commitment.

As required by the terms of the Unit 2 financing facility, as amended, the Utility received the required regulatory approvals from the Federal Energy Regulatory Commission and the New Mexico Public Utility Commission for the extension of the maturities of the remaining loans to be outstanding under the Unit 2 financing facility. On June 15, 1994, the Utility paid a $369,000 extension fee on the $147.75 million commitment and completed the necessary requirements under the Unit 2 financing facility to finalize the extension of the maturities of the remaining loans. The extended maturities provide for scheduled reductions of the commitment of approximately $36.9 million each at December 31, 1995, 1996, 1997 and 1998. Based upon the June 30, 1994 outstanding balance, $1.6 million will be due on December 31, 1995, $24.8 million will be due on December 31, 1996, and the remaining amounts will be due in two equal installments of approximately $36.9 million on December 31, 1997 and 1998.

If the aforementioned settlement agreement is approved by all parties, the Utility expects to be able to repay the remaining amounts due under the Unit 2 financing facility through internal cash generation, issuance of debt and the receipt of proceeds from the issuance of common equity by TNPE.

Capital Requirements

The Utility's 1994 capital requirements consist of (1) additions to utility plant and (2) bond sinking fund payments and maturities and preferred stock redemptions. Capital requirements of $13 million for the six months ended June 30, 1994, were funded with approximately $5 million in cash flows from operations and the remainder with reborrowings under the Unit 2 financing facility. Due to the seasonal nature of the Utility's business, cash flows from operations may fluctuate between quarters, but the Utility expects positive cash flows from operations on an annual basis. The Utility expects that the remaining capital requirements for 1994 will be funded internally with cash flows from operations.

During the period from January 1, 1994 to December 31, 1999, the Utility currently estimates that its total debt and preferred stock repayments will be $370.8 million. This amount includes the repayments in 1995, 1996, 1997 and 1998 in discharge of the $100.2 million outstanding under the Unit 2 financing facility at June 30, 1994. In addition, the Utility expects its utility plant additions to be approximately $180.9 million during the period from January 1, 1994 to December 31, 1999. The Utility expects the requirements for utility plant additions will be funded internally with cash flows from operations.
The amounts and types of the foregoing requirements through 1999 are estimated as follows:

                                      Capital Requirements (1)

                               1994   1995   1996   1997   1998   1999   Total
                                               (Dollars in Millions)

Preferred stock redemptions   $ 0.9     0.9    0.8    0.6    0.6    0.2     4.0

Unit 2 financing facility (2)   -       1.6   24.8   36.9   36.9     -    100.2

First Mortgage Bond sinking
 fund payments and retirements  1.1     1.1    1.1  131.1    1.1    1.1   136.6

Secured Debentures,
 due 1999 maturity. . . . . .    -       -      -     -       -    130.0  130.0

Total debt and preferred
  stock repayments. . . . . .   2.0     3.6   26.7  168.6   38.6   131.3  370.8

Utility plant additions . . .  25.9    28.3   32.7   30.4   31.5    32.1  180.9


Total capital requirements. . $27.9    31.9   59.4  199.0   70.1   163.4  551.7

<F1>
      (1) See note 1 to the Consolidated Financial Statements for details of the maturities of all outstanding debt.
<F2>
      (2)  Based upon the balance outstanding at June 30, 1994.

Included in the First Mortgage Bond sinking fund payments and retirements amount for 1997 is $130 million of First Mortgage Bonds, Series T, which mature January 15, 1997. The Utility anticipates that it will refinance these bonds and the Secured Debentures due in 1999 through the issuance of additional First Mortgage Bonds or other debt securities, and/or the receipt of proceeds from the issuance of common equity by TNPE. The Utility does not need additional Available Additions (described below under "Capital Resources") in order to issue First Mortgage Bonds for the purpose of refunding outstanding First Mortgage Bonds.

Capital Resources

At any time, the Utility's ability to access the capital markets on a reasonable basis or otherwise obtain needed financing for operating and capital require-ments is subject to the receipt of adequate and timely regulatory relief and market conditions. Within the past few years, the Utility's ability to access the capital markets at reasonable costs has been impacted by uncertainties concerning the ultimate resolution of (1) the amount of rate relief granted for Unit 1 and Unit 2, (2) the contested PUCT disallowances of up to $40.3 million and $21.1 million of the costs of Unit 1 and Unit 2, respectively, and (3) the PUCT ruling concerning the treatment of the Federal income tax component of the Utility's cost of service.

The rate case settlement agreement (discussed under "Regulatory Matters"), if approved, is expected to resolve the uncertainties regarding the amount of rate relief and the disallowances. The Utility anticipates that the settlement agreement will not be contested by any party; however, if, for any reason, the parties fail to approve the settlement agreement, the appellate proceedings respectively related to Docket Nos. 9491 and 10200 would continue. Under such circumstances, the reserve for the regulatory disallowances could be subsequently adjusted. An increase in the reserve could result in a significant negative impact on earnings in the period of resolution.

In addition to the aforementioned Unit 2 financing facility, the Utility's external sources for acquiring capital are outlined below:

First Mortgage Bonds. Assuming an interest rate of 10.50% and satisfactory market conditions and, based upon June 30, 1994 financial information, the Utility could have issued approximately $68 million of additional First
Mortgage Bonds under the Interest Coverage Ratio requirement. With certain exceptions, the amount of additional First Mortgage Bonds that may be issued is also limited by the Bond Indenture to a certain amount of physical properties which are to be collateralized by the first lien mortgage of the Bond Indenture ("Available Additions"). Because of the issuance of the Series U First Mortgage Bonds in September 1993, the Utility has limited ability to issue additional First Mortgage Bonds until more Available Additions are provided upon further repayment of amounts under the financing facilities.

Secured Debentures. The indenture, under which the Series A Secured Debentures were issued in September 1993, permits, generally, the issuance of additional secured debentures to the extent that the proceeds from such issuance are used to purchase an equal amount of loans under the Unit 1 and Unit 2 financing facilities.

Preferred Stock. Due to interest and dividend coverage tests required for issuance of its preferred stock, the Utility cannot presently issue any preferred stock. The Utility does not expect to have the ability to issue preferred stock through 1996.

Receipt of Common Equity. One source for repayment of the Unit 2 financing facility is anticipated to be the receipt of proceeds from the issuance of common equity by TNPE. Receipt of future equity contributions by the Utility from TNPE will be largely dependent upon TNPE's ability to issue common stock. Since most of the assets, liabilities and earnings capability of TNPE are those of the Utility, the ability of TNPE to issue common stock and pay dividends will be largely dependent upon the Utility's operations and the Utility's restrictions regarding payment of cash dividends on its common stock.

The Utility may not pay dividends on its common stock unless all past and cur-rent dividends on outstanding preferred stock of the Utility have been paid or declared and set apart for payment and all requisite sinking or purchase fund obligations for the preferred stock of the Utility have been fulfilled. Charter provisions relating to the preferred stock and the Bond Indenture under which First Mortgage Bonds are issued contain restrictions regarding the retained earnings of the Utility. At June 30, 1994, pursuant to the terms of the Bond Indenture, all of the Utility's $5.4 million of retained earnings was restricted. In addition, the financing facilities place certain restrictions on the Utility's ability to pay dividends on its common stock, unless certain threshold tests are met.

The recognition of the disallowances eliminated the Utility's unrestricted retained earnings, triggering bond indenture provisions which will require a suspension of cash dividends on the Utility's common stock solely held by TNPE. Assuming no abnormal circumstances occur during the next fifteen months, the Utility anticipates that it will again have unrestricted retained earnings before the end of that fifteen-month period.

Since there are unrestricted retained earnings at TNPE, the provision for the write-off will not by itself preclude the continuing payment of cash dividends on TNPE's common stock. The ability of TNPE to pay cash dividends on common stock is subject to approval of its Board of Directors and is dependent upon TNPE's unconsolidated available cash and cash equivalents (approximately $10.5 million at June 30, 1994), other cash resources and, in the longer term, the Utility's ability to produce earnings sufficient to pay cash dividends to its parent. The write-off will be among the factors that TNPE's Board of Directors will consider when evaluating the settlement and appropriate dividend policy at its next board meeting, currently scheduled for mid-August.

New Mexico Rate Application

On May 16, 1994, the New Mexico Public Utility Commission approved the unanimous settlement of the Utility's 1993 rate application. The approval will result in an increase in annual base rate revenues in New Mexico of approximately $400,000 or 0.57%; however, when considered in conjunction with a decrease of approximately $7.1 million in firm purchased power costs, the Utility's New Mexico customers will receive a net decrease in their overall rates. The Utility implemented the new rates in May 1994.

Other

Implementation in 1993 of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," has resulted in increased costs of employee benefits. The Utility's settlement of its New Mexico rate application includes recovery of postretirement benefits for its New Mexico operations. The Utility's rate application with the PUCT filed on March 30, 1994, requested inclusion in rates of the postretirement benefits for its Texas operations. The proposed agreement between the parties in the Texas rate application does not address specific issues in the application; the $17.5 million increase in annualized revenues is intended to resolve overall the issues in the application.

RESULTS OF OPERATIONS

TNPE's consolidated loss applicable to common stock ("Loss") and loss per share of common stock ("LPS") for the three months and the six months ended June 30, 1994 and 1993, were as follows:

                                              Three Months Ended June 30,

                                              1994                 1993
                                         Loss*       LPS       Loss*      LPS

Utility Operations. . . . . . . . . .$ (21,802)    (2.03)      (620)     (.06)

Nonutility Operations . . . . . . . .      (53)     (.01)       (14)     (.00)

                                     $ (21,855)    (2.04)      (634)     (.06)

                                                Six Months Ended June 30,

                                              1994                  1993

                                        Loss*         LPS       Loss*      LPS

Utility Operations. . . . . . . . . $ (24,811)      (2.32)     (2,714)    (.26)

Nonutility Operations . . . . . . .      (139)       (.01)        (19)    (.00)

                                    $ (24,950)      (2.33)     (2,733)    (.26)

*  Amounts in thousands

The following table sets forth, for the periods indicated, the percentage relationship of items to operating revenues in TNPE's consolidated statements of operations.

                                                    Six Months Ended
                                                        June 30,
                                                    1994       1993

Operating revenues                                 100.0%     100.0%
Operating expenses:
   Power purchased for resale                       42.1       42.6
   Fuel                                              9.6        9.3
   Other operating and general expenses             16.4       16.8
   Maintenance                                       2.8        2.8
   Depreciation of utility plant                     8.4        8.5
   Taxes, other than on income                       6.7        6.9
   Income taxes                                     (1.0)      (1.2)
      Total operating expenses                      85.0       85.7
      Net operating income                          15.0       14.3
Other income (loss), net of taxes                   (9.2)       0.3
      Earnings before interest charges               5.8       14.6
Total interest charges                              17.0       15.7
      Net loss                                     (11.2)%     (1.1)%

UTILITY OPERATIONS

Operating Revenues

The following table presents the components of the changes in operating revenues:

                                         Increase (Decrease) From Prior Year
                                    Three Months Ended          Six Months Ended
                                      June 30, 1994              June 30, 1994
                                                 (Dollars in Thousands)
Base operating revenues . . . . . . $  795       0.7%        $  259     0.2%

Recovery of purchased power costs .     16       0.1          2,303     1.1

Recovery of fuel costs. . . . . . .    730       0.7            865     0.4

Customer usage. . . . . . . . . . .  2,266       2.1          4,561     2.2

Other revenues. . . . . . . . . . .   (291)     (0.3)           (23)   (0.1)

   Total. . . . . . . . . . . . . . $3,516       3.3%        $7,965     3.8%

The increases in base operating revenues for the three and six month periods resulted from increased demand charges for certain nonresidential customers.

Purchased power costs are recovered through cost recovery factor clauses in both Texas and New Mexico. Fuel costs are recovered through a fixed fuel factor approved by the PUCT. Recovery of purchased power costs and fuel costs are discussed under "Operating Expenses."

The increases resulting from customer usage are due to increases in the number of customers and average customer use in the residential, commercial and industrial classes of customers. Most of the average use increase was that of residential customers due to warmer temperatures in Texas compared to last year.

Selected information for the Utility's operations is presented in the following table:

                                    Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                    1994           1993      1994        1993

Operating Revenues (thousands of dollars):
Residential                    $    40,932       38,410     83,075      77,821
Commercial                          33,829       33,096     64,792      62,736
Industrial                          31,856       31,490     61,432      61,170
Other                                4,429        4,534      9,346       8,953

 Total                         $   111,046      107,530    218,645     210,680

Sales (thousand kilowatt-hours):
Residential                        443,071      412,444    908,840     846,679
Commercial                         386,538      372,626    732,091     702,696
Industrial                         698,975      686,158  1,313,125   1,278,736
Other                               28,565       25,197     55,578      49,949

 Total                           1,557,149    1,496,425  3,009,634   2,878,060

Number of Customers (at period-end):
Residential                                                183,787     180,486
Commercial                                                  30,475      30,282
Industrial                                                     149         146
Other                                                          237         228

 Total                                                     214,648     211,142

Operating Expenses

The increase in operating expenses for the second quarter of 1994 compared to 1993 was primarily the result of a $987,000 increase in fuel expense resulting primarily from increased KWH sales to the Utility's Texas customers.

For the six months ended June 30, 1994 compared to 1993, increases in power purchased for resale and fuel expense of $2,303,000 and $1,284,000, respectively, were the main reasons for an increase in operating expenses.

Factors affecting the expense of power purchased for resale are (1) the number of KWH purchased from suppliers, (2) the cost per KWH purchased, (3) the recovery or refund of prior under- or over-collections, respectively, of purchased power costs (deferred purchased power costs), and (4) occasional fuel cost refunds from the Utility's suppliers.

The power purchased for resale increase for the six months-to-date occurred primarily from increased KWH purchased and an increase in the average cost per KWH. The fuel expense increase discussed for the second quarter is reflected in the six months-to-date increase.

As indicated previously in the 1993 annual reports on Form 10-K, the Utility resumed its employer thrift plan contributions in July 1994. Such contributions are expected to be approximately $800,000 for the remainder of 1994.

Other Income (Loss), Net of Taxes
The Utility's after-tax provision of $20.5 million regarding regulatory disallowances associated with TNP One led to the significant loss for the quarter and six months ended June 30, 1994. Further discussion of the disallowances is provided under "Regulatory Matters" and in note 4 to the consolidated financial statements.

Interest Charges

Total interest charges for the second quarter and the first half of 1994 increased $2,376,000 and $4,313,000, respectively, over the 1993 amounts.
Series U First Mortgage Bonds and Series A Secured Debentures issued in
September 1993, bear higher interest rates than the debt replaced by these issues. The Utility believes that the September 1993 financings were favorably timed compared to financings which would have been required in 1994 and 1995 under the prior repayment schedule for the construction financing facilities for Unit 1 and 2 of TNP One.

Proceeds from future issuances of debt securities by the Utility and proceeds from the issuance of equity by TNPE are anticipated to help satisfy the scheduled repayments of the Unit 2 financing facility. Interest rates on future issues of debt securities are expected to be greater than those interest rates under the financing facility.

Net Loss

The Utility's significant loss for the second quarter and six months ended June
30, 1994 was mainly due to the provision for the regulatory disallowances resulting from the PUCT rate case settlement discussed previously. Increased interest charges also contributed to the net loss. Due to the provision for the regulatory disallowances, a net loss for 1994 is expected.

Should the Utility's current PUCT rate application agreement be approved (as discussed under "Regulatory Matters"), the resulting $17.5 million annualized revenue increase is expected to lead to an improvement in the Utility's results of operations, beginning in 1995.

NONUTILITY OPERATIONS

Due to TNPE's $15 million equity contribution to the Utility in November 1993, TNPE's short-term investments and related income were less in 1994 than in 1993.
Nonutility operations are included in other income and deductions in TNPE's consolidated statements of operations.


                                     PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           Reference is made to Item 6(b).

Item 4.    Submission of Matters to a Vote of Security Holders

           At the Annual Meeting of Shareholders of TNPE held on April 28, 1994, the following matters were voted upon:

           (1) Three persons were elected to the Board of Directors with the voting as follows:

                                                          For     Withheld
                Cass O. Edwards, II                    9,128,121   133,129
                Harris L. Kempner, Jr.                 9,098,969   162,281
                R. D. Woofter                          9,123,486   137,764


           (2) The appointment of KPMG Peat Marwick as independent auditors for 1994 was ratified with the voting as follows:

                            For              Against        Abstention
                         9,105,923            51,694          103,633




Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits

           See Exhibit Index, Pages 29-37.

           (b)  Reports on Form 8-K.

           On June 3, 1994, the Utility and TNPE, each filed a Form 8-K which reported the Third District of Texas Court of Appeals' denial
           (on June 1, 1994) of the Utility's motions for rehearing on the Court's decision rendered on August 25, 1993. The August 1993 ruling related to the 53rd District Court of Texas' decision on appeals of the PUCT final order in Docket No. 9491.


  Exhibits filed herewith are denoted by "*." The other exhibits have heretofore been filed with the Commission and are incorporated herein by reference.

Exhibit
 No.                          Description

3(a)   -  Restated Articles of Incorporation of the Utility (Exhibit 4(a),
          File No. 2-86282).

3(b)   -  Amendment to Restated Articles of Incorporation dated October 26,
          1983 (Exhibit 3(b) to Form 10-K for the year ended December 31, 1984,
          File No. 1-2660-2).

3(c)   -  Amendment to Restated Articles of Incorporation dated April 8, 1984
          (Exhibit 3(c) to Form 10-K for the year ended December 31, 1984, File
          No. 1-2660-2).

3(d)   -  Amendment to Restated Articles of Incorporation dated October 2,
          1984 (Exhibit 3(d) to Form 10-K for the year ended December 31, 1984,
          File No. 1-2660-2).

3(e)   -  Articles of Merger dated October 3, 1984 (Exhibit 3(e) to Form 10-K for the year ended December 31, 1984, File No. 1-2660-2).

3(f)   -  Amendment to Restated Articles of Incorporation dated May 22, 1985
          (Exhibit 3(a) to Form 10-K for the year ended December 31, 1985, File
          No. 2-97230).

3(g)   -  Amendment to Restated Articles of Incorporation dated August 20, 1985
          (Exhibit 3(b) to Form 10-K for the year ended December 31, 1985, File
          No. 2-97230).

3(h)   -  Amendment to Restated Articles of Incorporation dated October 7, 1985
          (Exhibit 3(c) to Form 10-K for the year ended December 31, 1985, File
          No. 2-97230).

3(i)   -  Amendment to Restated Articles of Incorporation dated June 12, 1986
										(Exhibit 3(a) to Form 10-K for the year ended December 31, 1986, File
          No. 2-97230).

3(j)   -  Amendment to Restated Articles of Incorporation dated October 17, 1986
          (Exhibit 3(b) to Form 10-K for the year ended December 31, 1986, File
          No. 2-97230).

3(k)   -  Amendment to Restated Articles of Incorporation dated July 14, 1987
          (Exhibit 3(k) to Form 10-K for the year ended December 31, 1987,
          File No. 2-97230).

3(l)   -  Amendment to Restated Articles of Incorporation dated October 23, 1987
          (Exhibit 3(l) to Form 10-K for the year ended December 31, 1987, File
          No. 2-97230).

3(m)   -  Amendment to Restated Articles of Incorporation dated May 4, 1988
          (Exhibit 3(m) to Form 10-K for the year ended December 31, 1988, File
          No. 2-97230).

3(n)   -  Amendment to Restated Articles of Incorporation dated May 5, 1988
          (Exhibit 3(n) to Form 10-K for the year ended December 31, 1988, File
          No. 2-97230).

3(o)   -  Amendment to Restated Articles of Incorporation dated May 5, 1988
          (Exhibit 3(o) to Form 10-K for the year ended December 31, 1988, File
          No. 2-97230).

3(p)   -  Amendment to Restated Articles of Incorporation dated December 5, 1988
          (Exhibit 3(p) to Form 10-K for the year ended December 31, 1988, File
          No. 2-97230).

3(q)   -  Amendment to Restated Articles of Incorporation dated April 11, 1989
          (Exhibit 3(q) to Form 10-K for the year ended December 31, 1989, File
          No. 2-97230).

3(r)   -  Amendment to Restated Articles of Incorporation dated July 27, 1989
          (Exhibit 3(r) to Form 10-K for the year ended December 31, 1989, File
          No. 2-97230).

Exhibit
  No.                        Description
3(s)   -  Amendment to Restated Articles of Incorporation dated October 23, 1989
          (Exhibit 3(s) to Form 10-K for the year ended December 31, 1989, File
          No. 2-97230).

3(t)   -  Amendment to Restated Articles of Incorporation dated May 16, 1990
          (Exhibit 3(t) to Form 10-K for the year ended December 31, 1990, File
          No. 2-97230).

3(u)   -  Amendment to Restated Articles of Incorporation dated June 26, 1990
          (Exhibit 3(u) to Form 10-K for the year ended December 31, 1990,
          File No. 2-97230).

3(v)   -  Amendment to Restated Articles of Incorporation dated November 27,
          1990 (Exhibit 3(v) to Form 10-K for the year ended December 31, 1990,
          File No. 2-97230).

3(w)   -  Amendment to Restated Articles of Incorporation dated May 1, 1991
          (Exhibit 3(w) to Form 10-K for the year ended December 31, 1991, File
          No. 2-97230).

3(x)   -  Amendment to Restated Articles of Incorporation dated July 18, 1991
          (Exhibit 3(x) to Form 10-K for the year ended December 31, 1991, File
          No. 2-97230).

3(y)   -  Amendment to Restated Articles of Incorporation dated October 18, 1991
          (Exhibit 3(y) to Form 10-K for the year ended December 31, 1991, File
          No. 2-97230).

3(z)   -  Amendment to Restated Articles of Incorporation dated April 30, 1992
          (Exhibit 3(z) to Form 10-K for the year ended December 31, 1992, File
          No. 2-97230).

3(aa)  -  Amendment to Restated Articles of Incorporation dated June 19, 1992
          (Exhibit 3(aa) to Form 10-K for the year ended December 31, 1992, File
          No. 2-97230).

3(bb)  -  Amendment to Restated Articles of Incorporation dated November 3, 1992
          (Exhibit 3(bb) to Form 10-K for the year ended December 31, 1992, File
          No. 2-97230).

3(cc)  -  Amendment to Restated Articles of Incorporation dated April 7, 1993
          (Exhibit 3(cc) to Form 10-K for the year ended December 31, 1993, File
          No. 2-97230).

3(dd)  -  Amendment to Restated Articles of Incorporation dated July 22, 1993
          (Exhibit 3(dd) to Form 10-K for the year ended December 31, 1993, File
          No. 2-97230).

3(ee)  -  Amendment to Restated Articles of Incorporation dated October 21, 1993
          (Exhibit 3(ee) to Form 10-K for the year ended December 31, 1993, File
          No. 2-97230).

*3(ff)  -  Amendment to Restated Articles of Incorporation dated April 13, 1994.

*3(gg)  -  Amendment to Restated Articles of Incorporation dated June 27, 1994.

3(hh) - Bylaws of the Utility, as amended February 18, 1992 (Exhibit 3(cc) to Form 10-K for the year ended December 31, 1992, File No. 2-97230).

4(a)   -  Indenture of Mortgage and Deed of Trust dated as of November 1, 1944
          (Exhibit 2(d), File No. 2-61323).

4(b)   -  Seventh Supplemental Indenture dated as of May 1, 1963 (Exhibit 2(k),
          File No. 2-61323).

4(c)   -  Eighth Supplemental Indenture dated as of July 1, 1963 (Exhibit 2(1),
          File No. 2-61323).

4(d)   -  Ninth Supplemental Indenture dated as of August 1, 1965 (Exhibit 2(m),
          File No. 2-61323).

4(e)   -  Tenth Supplemental Indenture dated as of May 1, 1966 (Exhibit 2(n),
          File No. 2-61323).

Exhibit
  No.                        Description
4(f)   -  Eleventh Supplemental Indenture dated as of October 1, 1969 (Exhibit
            2(o), File No. 2-61323).

4(g)   -  Twelfth Supplemental Indenture dated as of May 1, 1971 (Exhibit 2(p),
          File No. 2-61323).

4(h)   -  Thirteenth Supplemental Indenture dated as of July 1, 1974 (Exhibit
          2(q), File No. 2-61323).

4(i)   -  Fourteenth Supplemental Indenture dated as of March 1, 1975 (Exhibit
          2(r), File No. 2-61323).

4(j)   -  Fifteenth Supplemental Indenture dated as of September 1, 1976
          (Exhibit 2(e), File No. 2-57034).

4(k)   -  Sixteenth Supplemental Indenture dated as of November 1, 1981 (Exhibit
          4(x), File No. 2-74332).

4(l)   -  Seventeenth Supplemental Indenture dated as of December 1, 1982
          (Exhibit 4(cc), File No. 2-80407).

4(m)   -  Eighteenth Supplemental Indenture dated as of September 1, 1983
          (Exhibit (a) to Form 10-Q for the quarter ended September 30, 1983,
          File No. 1-4756).

4(n)   -  Nineteenth Supplemental Indenture dated as of May 1, 1985 (Exhibit
          4(v), File No. 2-97230).

4(o)   -  Twentieth Supplemental Indenture dated as of July 1, 1987 (Exhibit
          4(o) to Form 10-K for the year ended December 31, 1987, File No.
          2-97230).

4(p)   -  Twenty-First Supplemental Indenture dated as of July 1, 1989 (Exhibit
          4(p) to Form 10-Q for the quarter ended June 30, 1989, File No.
          2-97230).

4(q)   -  Twenty-Second Supplemental Indenture dated as of January 15, 1992
          (Exhibit 4(q) to Form 10-K for the year ended December 31, 1991, File
          No. 2-97230).

4(r)   -  Twenty-Third Supplemental Indenture dated as of September 15, 1993.
          (Exhibit 4(r) to Form 10-K for the year ended December 31, 1993, File
          No. 2-97230).

4(s)   -  Indenture and Security Agreement for Secured Debentures dated as of
          January 15, 1992 (Exhibit 4(r) to Form 10-K for the year ended
          December 31, 1991, File No. 2-97230).

4(t)   -  Indenture and Security Agreement for Secured Debentures dated as of
          September 15, 1993 (Exhibit 4(t) to Form 10-K for the year ended
          December 31, 1993, File No. 2-97230).

              Material Contracts Relating to TNP One

10(a)  -  Fuel Supply Agreement, dated November 18, 1987, between Phillips Coal
          Company and the Utility (Exhibit 10(j) to Form 10-K for the year ended
          December 31, 1987, File No. 2-97230).

10(b) - Unit 1 First Amended and Restated Project Loan and Credit Agreement, dated as of January 8, 1992 (the "Unit 1 Credit Agreement"), among the
          Utility, Texas Generating Company ("TGC"), the banks named therein as Banks (the "Unit 1 Banks") and The Chase Manhattan Bank (National
          Association), as Agent for the Unit 1 Banks (the "Unit 1 Agent"), amending and restating the Project Loan and Credit Agreement among such parties dated as of December 1, 1987 (Exhibit 10(c) to Form 10-K for the year ended December 31, 1991, File No. 2-97230).

10(b)1 - Participation Agreement, dated as of January 8, 1992, among the banks named therein as Banks, the parties named therein as Participants and the Unit 1 Agent (Exhibit 10(c)1 to Form 10-K for the year ended
          December 31, 1991, File No. 2-97230).

Exhibit
  No.                        Description
10(b)2 -  Amendment No. 1, dated as of September 21, 1993, to the Unit 1 Credit
          Agreement (Exhibit 10(b)(2) to Form 10-K for the year ended December
          31, 1993, File No. 2-97230).

10(c)  -  Assignment and Security Agreement, dated as of January 8, 1992, among
          TGC and the Unit 1 Agent, for the benefit of the Secured Parties, as defined in the Unit 1 Credit Agreement, amending and restating the Assignment and Security Agreement among such parties dated as of December 1, 1987 (Exhibit 10(d) to Form 10-K for the year ended
          December 31, 1991, File No. 2-97230).

10(d) - Assignment and Security Agreement, dated December 1, 1987, executed by the Utility in favor of the Unit 1 Agent for the benefit of the Secured Parties, as defined therein (Exhibit 10(u) to Form 10-K for the year ended December 31, 1987, File No. 2-97230).

10(e)  -  Amended and Restated Subordination Agreement, dated as of October 1,
          1988, among the Utility, Continental Illinois National Bank and Trust
          Company of Chicago and the Unit 1 Agent, amending and restating the Subordination Agreement among such parties dated as of December 1, 1987 (Exhibit 10(uu) to Form 10-K for the year ended December 31,
          1988, File No. 2-97230).

10(f)  -  Mortgage and Deed of Trust (With Security Agreement and UCC Financing
          Statement for Fixture Filing), dated to be effective as of December 1, 1987, and executed by Project Funding Corporation ("PFC"), as
          Mortgagor, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(ee) to Form
          10-K for the year ended December 31, 1987, File No. 2-97230).

10(f)1 -  Supplemental Mortgage and Deed of Trust (With Security Agreement and
          UCC Financing Statement for Fixture Filing),executed by TGC, as
          Mortgagor, on January 27, 1992, to be effective as of December 1, 1987, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(g)4 to Form 10-K for the year ended December 31, 1991, File No. 2-97230).

10(f)2 -  First TGC Modification and Extension Agreement, dated as of January
          24, 1992, among the Unit 1 Banks, the Unit 1 Agent, the Utility and
          TGC (Exhibit 10(g)1 to Form 10-K for the year ended December 31, 1991,
          File No. 2-97230).

10(f)3 -  Second TGC Modification and Extension Agreement, dated as of January
          27, 1992, among the Unit 1 Banks, the Unit 1 Agent, the Utility and
          TGC (Exhibit 10(g)2 to Form 10-K for the year ended December 31, 1991,
          File No. 2-97230).

10(f)4 -  Third TGC Modification and Extension Agreement, dated as of January
          27, 1992, among the Unit 1 Banks, the Unit 1 Agent, the Utility and
          TGC (Exhibit 10(g)3 to Form 10-K for the year ended December 31, 1991,
          File No. 2-97230).

10(f)5 -  Fourth TGC Modification and Extension Agreement, dated as of September
          29, 1993, among the Unit 1 Banks, the Unit 1 Agent, the Utility and
          TGC (Exhibit 10(f)5 to Form 10-K for the year ended December 31, 1993,
          File No. 2-97230).

10(f)6 -  Fifth TGC Modification and Extension Agreement, dated as of September
          29, 1993, among the Unit 1 Banks, the Unit 1 Agent, the Utility and
          TGC (Exhibit 10(f)6 to Form 10-K for the year ended December 31, 1993,
          File No. 2-97230).

10(g) - Indemnity Agreement, made as of the 1st day of December, 1987, by Westinghouse, CE and Zachry, as Indemnitors, for the benefit of the Secured Parties, as defined therein (Exhibit 10(ff) to Form 10-K for the year ended December 31, 1987, File No. 2-97230).

10(h) - Second Lien Mortgage and Deed of Trust (With Security Agreement) executed by the Utility, as Mortgagor, to Donald H. Snell, as Mortgage
          Trustee, for the benefit of the Secured Parties, as defined therein
          (Exhibit 10(jj) to Form 10-K for the year ended December 31, 1987,
          File No. 2-97230).

Exhibit
  No.                        Description
10(h)1 -  Correction Second Lien Mortgage and Deed of Trust (with Security
          Agreement), dated as of December 1, 1987, executed by the Utility, as
          Mortgagor, to Donald H. Snell, as Mortgage  Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(vv) to Form
          10-K for the year ended December 31, 1988, File No. 2-97230).

10(h)2 -  Second Lien Mortgage and Deed of Trust (with Security Agreement)
          Modification, Extension and Amendment Agreement, dated as of January
          8, 1992, executed by the Utility to Donald H. Snell, as Mortgage
          Trustee, for the benefit of the Secured Parties, as defined therein
          (Exhibit 10(i)2 to Form 10-K for the year ended December 31, 1991,
          File No. 2-97230).

10(h)3 -  TNP Second Lien Mortgage Modification No. 2, dated as of September 21,
          1993, executed by the Utility to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit
          10(h)3 to Form 10-K for the year ended December 31, 1993, File No.
          2-97230).

10(i) - Agreement for Conveyance and Partial Release of Liens, made as of the 1st day of December, 1987, by PFC and the Unit 1 Agent for the benefit of the Utility (Exhibit 10(kk) to Form 10-K for the year ended
          December 31, 1987, File No. 2-97230).

10(j)  -  Inducement and Consent Agreement, dated as of June 15, 1988, between
          Phillips Coal Company, Kiewit Texas Mining Company, the Utility,
          Phillips Petroleum Company and Peter Kiewit Son's, Inc.  (Exhibit
          10(nn) to Form 10-K for the year ended December 31, 1988, File No.
          2-97230).

10(k) - Assumption Agreement, dated as of October 1, 1988, executed by TGC, in favor of the Issuing Bank, as defined therein, the Unit 1 Banks, the Unit 1 Agent and the Depositary, as defined therein (Exhibit
          10(ww) to Form 10-K for the year ended December 31, 1988, File No.
          2-97230).

10(l) - Guaranty, dated as of October 1, 1988, executed by the Utility and given in respect of the TGC obligations under the Unit 1 Credit
          Agreement (Exhibit 10(xx) to Form 10-K for the year ended December 31,
          1988, File No. 2-97230).

10(m)  -  First Amended and Restated Facility Purchase Agreement, dated as of
          January 8, 1992, among the Utility, as the Purchaser, and TGC, as the Seller, amending and restating the Facility Purchase Agreement among such parties dated as of October 1, 1988 (Exhibit 10(n) to Form 10-K for the year ended December 31, 1991, File No. 2-97230).

10(n) - Operating Agreement, dated as of October 1, 1988, among the Utility and TGC (Exhibit 10(zz) to Form 10-K for the year ended December 31,
          1988, File No. 2-97230).

10(o) - Unit 2 First Amended and Restated Project Loan and Credit Agreement, dated as of January 8, 1992 (the "Unit 2 Credit Agreement"), among the Utility, Texas Generating Company II ("TGCII"), the banks named therein as Banks (the "Unit 2 Banks") and The Chase Manhattan Bank
          (National Association), as Agent for the Unit 2 Banks (the "Unit 2
          Agent"), amending and restating the Project Loan and Credit Agreement among such parties dated as of October 1, 1988 (Exhibit 10(q) to Form
          10-K for the year ended December 31, 1991, File No. 2-97230).

10(o)1 -  Amendment No. 1, dated as of September 21, 1993, to the Unit 2 Credit
          Agreement (Exhibit 10(o)1 to Form 10-K for the year ended December 31,
          1993, File No. 2-97230).

10(p)  -  Assignment and Security Agreement, dated as of January 8, 1992, among
          TGCII and the Unit 2 Agent, for the benefit of the Secured Parties, as defined in the Unit 2 Credit Agreement, amending and restating the Assignment and Security Agreement among such parties dated as of October 1, 1988 (Exhibit 10(r) to Form 10-K for the year ended
          December 31, 1991, File No. 2-97230).

10(q) - Assignment and Security Agreement, dated as of October 1, 1988, executed by the Utility in favor of the Unit 2 Agent for the benefit of the Secured Parties, as defined therein (Exhibit 10(jjj) to Form
          10-K for the year ended December 31, 1988, File No. 2-97230).

Exhibit
  No.                        Description
10(r)  -  Subordination Agreement, dated as of October 1, 1988, among the
          Utility, Continental Illinois National Bank and Trust Company of
          Chicago and the Unit 2 Agent (Exhibit 10(mmm) to Form 10-K for the
          year ended December 31, 1988, File No. 2-97230).

10(s)  -  Mortgage and Deed of Trust (With Security Agreement and UCC Financing
          Statement for Fixture Filing), dated to be effective as of October 1, 1988, and executed by Texas PFC, Inc., as Mortgagor, to Donald H.
          Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(uuu) to Form 10-K for the year ended
          December 31, 1988, File No. 2-97230).

10(s)1 -  First TGCII Modification and Extension Agreement, dated as of January
          24, 1992, among the Unit 2 Banks, the Unit 2 Agent, the Utility and
          TGCII (Exhibit 10(u)1 to Form 10-K for the year ended December 31,
          1991, File No. 2-97230).

10(s)2 -  Second TGCII Modification and Extension Agreement, dated as of January
          27, 1992, among the Unit 2 Banks, the Unit 2 Agent, the Utility and
          TGCII (Exhibit 10(u)2 to Form 10-K for the year  ended December 31,
          1991, File No. 2-97230).

10(s)3 -  Third TGCII Modification and Extension Agreement, dated as of January
          27, 1992, among the Unit 2 Banks, the Unit 2 Agent, the Utility and
          TGCII (Exhibit 10(u)3 to Form 10-K for the year ended December 31,
          1991, File No. 2-97230).

10(s)4 -  Fourth TGCII Modification and Extension Agreement, dated as of
          September 29, 1993, among the Unit 2 Banks, the Unit 2 Agent, the
          Utility and TGCII (Exhibit 10(s)4 to Form 10-K for the year ended
          December 31, 1993, File No. 2-97230).

*10(s)5 - Fifth TGCII Modification and Extension Agreement, dated as of June 15,
          1994, among the Unit 2 Banks, the Unit 2 Agent, the Utility and TGCII.

10(t)   -  Release and Waiver of Liens and Indemnity Agreement, made effective as of the 1st day of October, 1988, by a consortium composed of
           Westinghouse, CE, and Zachry (Exhibit 10(vvv) to Form 10-K for the
           year ended December 31, 1988, File No. 2-97230).

10(u) - Second Lien Mortgage and Deed of Trust (With Security Agreement), dated as of October 1, 1988, and executed by the Utility, as Mortgagor, to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(www) to Form 10-K for the year ended December 31, 1988, File No. 2-97230).

10(u)1 -  Second Lien Mortgage and Deed of Trust (with Security Agreement)
          Modification, Extension and Amendment Ag 8, 1992, executed by the
          Utility to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit 10(w)1 to Form 10-K for the year ended December 31, 1991, File No. 2-97230).

10(u)2 -  TNP Second Lien Mortgage Modification No. 2, dated as of September 21,
          1993, executed by the Utility to Donald H. Snell, as Mortgage Trustee, for the benefit of the Secured Parties, as defined therein (Exhibit
          10(u)2 to Form 10-K for the year ended December 31, 1993, File No.
          2-97230).

10(v)  -  Intercreditor and Nondisturbance Agreement, dated as of October 1,
          1988, among PFC, Texas PFC, Inc., the Utility, the Project Creditors, as defined therein, and the Collateral Agent, as defined therein
          (Exhibit 10(xxx) to Form 10-K for the year ended December 31, 1988,
          File No. 2-97230).

10(v)1 -  Amendment #1, dated as of January 8, 1992, to the Intercreditor and
          Nondisturbance Agreement, dated as of TGCII, the Utility, the Unit 1
          Banks, the Unit 2 Banks and The Chase Manhattan Bank (National
          Association) in its capacity as collateral Unit 1 Banks and the Unit
          2 Banks (Exhibit 10(x)1 to Form 10-K for the year December 31, 1991,
          File No. 2-97230).

Exhibit
  No.                        Description
10(v)2 -  Amendment No. 2, dated as of September 21, 1993, to the Intercreditor and Nondisturbance Agreement, among TGC, TGCII, the Utility, the Unit
          1 Banks, the Unit 2 Banks and The Chase  Manhattan Bank (National
          Association) in its capacity as collateral agent for the Unit 1 Banks and the Unit 2 Banks (Exhibit 10(v)2 to Form 10-K for the year ended
          December 31, 1993, File No. 2-97230).

10(w) - Grant of Reciprocal Easements and Declaration of Covenants Running with the Land, dated as of the 1st day of October, 1988 between PFC and Texas PFC, Inc. (Exhibit 10(yyy) to Form 10-K for the year ended
          December 31, 1988, File No. 2-97230).

10(x)  -  Non-Partition Agreement, dated as of May 30, 1990, among the Utility,
          TGC and The Chase Manhattan Bank (National Association), as Agent for the Banks which are parties to the Unit 1 Credit Agreement (Exhibit
          10(ss) to Form 10-K for the year ended December 31, 1990, File No.
          2-97230).

10(y)  -  Assumption Agreement, dated July 26, 1991, to be effective as of May
          31, 1991, by TGCII in favor of the Issuing Bank, the Unit 2 Banks, the
          Unit 2 Agent and the Depositary, as defined therein (Exhibit 10(kkk) to Amendment No. 1 to File No. 33-41903).

10(z) - Guaranty, dated July 26, 1991, to be effective as of May 31, 1991, by the Utility and given in respect of the TGCII obligations under the Unit 2 Credit Agreement (Exhibit 10(lll) to Amendment No. 1 to File
          No. 33-41903).

10(aa) -  First Amended and Restated Facility Purchase Agreement, dated as of
          January 8, 1992, among the Utility, as the Purchaser, and TGCII, as the Seller, amending and restating the Facility Purchase Agreement among such parties dated July 26, 1991, to be effective as of May 31, 1991 (Exhibit 10(dd) to Form 10-K for the year ended December 31,
          1991, File No. 2-97230).

10(aa)1 - Amendment No. 1 to the Unit 2 First Amended and Restated Facility
          Purchase Agreement, dated as of September 21, 1993, among the Utility, as the Purchaser, and TGCII, as the Seller (Exhibit 10(aa)1 to Form
          10-K for the year ended December 31, 1993, File No. 2-97230).

10(bb)  -  Operating Agreement, dated July 26, 1991, to be effective as of 31,
           1991, between the Utility and TGCII (Exhibit 10(nnn) to Amendment
           No. 1 to File No. 33-41903).

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

              Power Supply Contracts

10(dd) -  Contract dated May 12, 1976 between the Utility and Houston Lighting &
          Power Company (Exhibit 5(a), File No. 2-69353).

10(dd)1- Amendment, dated January 4, 1989, to the Contract dated May 12, 1976 between the Utility and Houston Lighting & Power Company (Exhibit
          10(cccc) to Form 10-K for the year ended December 31, 1988, File
          No. 2-97230).

10(ee) -  Contract dated May 1, 1986 between the Utility and Texas Electric
          Utilities Company, amended September 29, 1986, October 24, 1986 and
          February 21, 1987 (Exhibit 10(c) of Form 8 applicable to Form 10-K for the yearended December 31, 1986, File No. 2-97230).

10(ff) - Amended and Restated Agreement for Electric Service dated May 14, 1990 between the Utility and Texas Utilities Electric Company (Exhibit
          10(vv) to Form 10-K for the year ended December 31, 1990, File
          No. 2-97230).

Exhibit
  No.                        Description
10(ff)1-  Amendment, dated April 19, 1993, to Amended and Restated Agreement for
          Electric Service, dated May 14, 1990, As Amended between the Utility and Texas Utilities Electric Company (Exhibit 10(ii)1 to Form S-2
          Registration Statement, filed on July 19, 1993, File No. 33-66232).

10(gg) -  Contract dated June 11, 1984 between the Utility and Southwestern
          Public Service Company (Exhibit 10(d) of Form 8 applicable to Form
          10-K for the year ended December 31, 1986, File No. 2-97230).

10(hh) -  Contract dated April 27, 1977 between the Utility and West Texas
          Utilities Company amended April 14, 1982, April 19, 1983, May 18,
          1984 and October 21, 1985 (Exhibit 10(e) of Form 8  applicable to
          Form 10-K for the year ended December 31, 1986, File No. 2-97230).

10(ii) -  Contract dated April 29, 1987 between the Utility and El Paso Electric
          Company (Exhibit 10(f) of Form 8 applicable to Form 10-K for the year ended December 31, 1986, File No. 2-97230).

10(jj) -  Contract dated February 28, 1974, amended May 13, 1974, November 26,
          1975, August 26, 1976 and October 7, 1980 between the Utility and
          Public Service Company of New Mexico (Exhibit 10(g) of Form 8 applicable to Form 10-K for the year ended December 31, 1986, File
          No. 2-97230).

10(jj)1-  Amendment, dated February 22, 1982, to the Contract dated February 28,
          1974, amended May 13, 1974, November 26, 1975, August 26, 1976, and
          October 7, 1980 between the Utility and Public Service Company of
          New Mexico (Exhibit 10(iiii) to Form 10-K for the year ended December
          31, 1988, File No. 2-97230).

10(jj)2-  Amendment, dated February 8, 1988, to the Contract dated February 28,
          1974, amended May 13, 1974, November 26, 1975, August 26, 1976, and
          October 7, 1980 between the Utility and Public Service Company of New
          Mexico (Exhibit 10(jjjj) to Form 10-K for the year ended December 31,
          1988, File No. 2-97230).

10(jj)3-  Amended and Restated Contract for Electric Service, dated April 29,
          1988, between the Utility and Public Service Company of New Mexico
          (Exhibit 10(zz)3 to Amendment No. 1 to File No. 33-41903).

10(kk) -  Contract dated December 8, 1981 between the Utility and Southwestern
          Public Service Company amended December 12, 1984, December 2, 1985 and
          December 19, 1986 (Exhibit 10(h) of Form for the year ended December
          31, 1986, File No. 2-97230).

10(kk)1-  Amendment, dated December 12, 1988, to the Contract dated December 8,
          1981 between the Utility and Southwestern Public Service Company amended December 12, 1984, December 2, 1985 a 10(llll) to Form 10-K for the year ended December 31, 1988, File No 2-97230).

10(kk)2 - Amendment, dated December 12, 1990, to the Contract dated December 8,
          1981 between the Utility and Southwestern Public Service Company
          (Exhibit 19(t) to Form 10-K for the year ended December 31, 1990,
          File No. 2-97230).

10(ll) -  Contract dated August 31, 1983, between the Utility and Capitol
          Cogeneration Company, Ltd. (including letter agreement dated August
          14, 1986) (Exhibit 10(i) of Form 8 applicable to Form 10-K for the year ended December 31,1986, File No. 2-97230).

10(ll)1-  Agreement Substituting a Party, dated May 3, 1988, among Capitol
          Cogeneration Company, Ltd., Clear Lake Cogeneration Limited Partner-ship and the Utility (Exhibit 10(nnnn) to Form 10-K for the year ended
          December 31, 1988, File No. 2-97230).

Exhibit
  No.                        Description
10(ll)2 - Letter Agreements, dated May 30, 1990 and August 28, 1991, between
          Clear Lake Cogeneration Limited Partnership and the Utility (Exhibit
          10(oo)2 to Form 10-K for the year ended December 31, 1992, File No.
          2-97230).

10(ll)3 - Notice of Extension Letter, dated August 31, 1992, between Clear Lake
          Cogeneration Limited Partnership and the Utility (Exhibit 10(oo)3 to
          Form 10-K for the year ended December 31, 1992, File No. 2-97230).

10(ll)4 - Scheduling Agreement, dated September 15, 1992, between Clear Lake
          Cogeneration Limited Partnership and the Utility (Exhibit 10(oo)4 to
          Form 10-K for the year ended December 31, 1992, File No. 2-97230).

10(mm)  - Interconnection Agreement between the Utility and Plains Electric
          Generation and Transmission Cooperative, Inc. dated July 19, 1984
          (Exhibit 10(j) of Form 8 applicable to Form 10-K for the year ended
          December 31, 1986, File No. 2-97230).

10(nn)  -  Interchange Agreement between the Utility and El Paso Electric
           Company dated April 29, 1987 (Exhibit 10(l) of Form 8 applicable to
           Form 10-K for the year ended December 31, 1986, File No. 2-97230).

10(oo)  -  DC Terminal Participation Agreement between the Utility and El Paso
           Electric Company dated December 8, 1981 amended April 29, 1987
           (Exhibit 10(m) of Form 8 applicable to Form 10-K for the year ended
           December 31, 1986, File No. 2-97230).

              Employment Contracts

10(pp)  -  Texas-New Mexico Power Company Executive Agreement for Severance
           Compensation Upon Change in Control, executed November 11, 1993, between Sector Vice President and Chief Financial Officer and the
           Utility (Pursuant to Instruction 2 of Reg. 229.601(a), accompanying this document is a schedule: (i) identifying documents substantially identical to the document which have been omitted from the Exhibits; and (ii) setting forth the material details in which such omitted documents differ from the document). (Exhibit 10(pp) to Form 10-K for the year ended December 31, 1993, File No. 2-97230).

10(qq) -  Texas-New Mexico Power Company Key Employee Agreement for Severance
          Compensation Upon Change in Control, executed November 11, 1993, between Assistant Treasurer and the Utility (Pursuant to Instruction
          2 of Reg. 229.601(a), accompanying this document is a schedule:
          (i) identifying documents substantially identical to the document which have been omitted from the Exhibits; and (ii) setting forth the material details in which such omitted documents differ from the document). (Exhibit 10(qq) to Form 10-K for the year ended December
          31, 1993, File No. 2-97230).

10(rr) -  Agreement between James M. Tarpley and TNPE and the Utility, effective
          January 1, 1994 (Exhibit 10(rr) to Form 10-K for the year ended
          December 31, 1993, File No. 2-97230).

10(ss) - Agreement between Dwight R. Spurlock and TNPE and the Utility, effective November 9, 1993 (Exhibit 10(ss) to Form 10-K for the year ended December 31, 1993, File No. 2-97230).

10(tt) -  Agreement between Kevern Joyce and TNPE and the Utility, executed
          March 25, 1994 (Exhibit 10(tt) to Form 10-Q for the quarter ended
          March 31, 1994, File No. 2-97230).

                                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   TNP
ENTERPRISES, INC.


Date  August 8, 1994                             By   /s/D. R. Barnard

                                                      D. R. Barnard
                                                      Vice President and
                                                        Chief Financial Officer



                                              SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



   TEXAS-NEW
MEXICO POWER COMPANY


Date  August 8, 1994                             By   /s/D. R. Barnard

                                                      D. R. Barnard
                                                      Senior Vice President and
                                                        Chief Financial Officer





