Form 10-Q
period 1994-09-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1994-11-14
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-Q


          (X)  QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

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

As of October 31, 1994, TNP Enterprises, Inc. had outstanding 10,811,585 shares of common stock, no par value. As of October 31, 1994, all 10,705 outstanding shares of Texas-New Mexico Power Company's common stock ($10 par value), were held, beneficially and of record, by TNP Enterprises, Inc.

             TNP ENTERPRISES INC. AND SUBSIDIARIES
        TEXAS NEW-MEXICO POWER COMPANY AND SUBSIDIARIES
       Form 10-Q for the period ended September 30, 1994

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

                          TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                        PAGE NO.
Item 1. Consolidated Financial Statements
        (Unaudited for Periods Ended September 30, 1994 and 1993)

         TNP Enterprises, Inc. and Subsidiaries:

            Consolidated Statements of Operations
            Three-Month  and Nine-Month Periods Ended
            September  30, 1994 and 1993                                  3

            Consolidated Balance Sheets
            September 30, 1994 and December 31, 1993                      4

            Consolidated Statements of Cash Flows
            Nine-Month Periods Ended September 30, 1994 and 1993          5


         Texas-New Mexico Power Company and Subsidiaries:

            Consolidated Statements of Operations
             Three-Month  and Nine-Month Periods Ended
             September  30, 1994 and 1993                                 6

            Consolidated Balance Sheets
            September 30, 1994 and December 31, 1993                      7

            Consolidated Statements of Cash Flows
            Nine-Month Periods Ended September 30, 1994 and 1993          8

         Notes to Consolidated Financial Statements                       9

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                              13


PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                               16

Item 6. Exhibits and Reports on Form 8-K                                16

       (a)  Exhibit Index                                               16

       (b)  Reports on Form 8-K                                         16

Signature page (TNPE)                                                   17

Signature page (TNP)                                                    17

                    PART I - FINANCIAL INFORMATION

Item 1.Consolidated Financial Statements.

The following interim consolidated financial statements of TNP Enterprises, Inc. ("TNPE") and subsidiaries and Texas-New Mexico Power Company ("TNMP") and subsidiaries are unaudited but, in the opinion of management, reflect all adjustments consisting of the provision for regulatory disallowances and the normal recurring accruals which are necessary for the fair statement of the results of the interim periods presented. Results for interim periods are not necessarily indicative of the results to be expected for a full year or for periods which have been previously reported, due in part to the seasonal fluctuations in revenues and possible developments in regulatory and judicial proceedings. Amounts shown for TNPE and TNMP at December 31, 1993, are based on audited consolidated financial statements appearing in TNPE's 1993 Annual Report and TNMP's 1993 Annual Report on Form 10-K, respectively.

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
          Consolidated Statements of Operations (Unaudited)

                              Three Months Ended  Nine Months Ended
                                    September 30,        September 30,
                                    1994     1993        1994     1993
                                 (In Thousands Except Per Share Amounts)

Operating revenues               $149,864   150,067     368,509  360,747

Operating expenses:
 Power purchased for resale        59,788    61,872     151,790  151,571
 Fuel                              14,793    14,317      35,722   33,962
 Other operating and
  general expenses                 18,387    17,397      54,240   52,771
 Maintenance                        2,929     2,619       8,990    8,549
 Depreciation of utility plant      9,132     9,014      27,459   26,959
 Taxes, other than on income        8,853     8,901      23,443   23,531
 Income taxes (note 3)              4,998     6,371       2,555    3,652
  Total operating expenses        118,880   120,491     304,199  300,995

  Net operating income             30,984    29,576      64,310   59,752

Other income (loss):
  Provision for regulatory
    disallowances (note 4)            -         -       (31,546)     -
  Other income and
    deductions, net                  761       488          898    1,497
 Income taxes (notes 3,4)           (787)     (169)      10,189     (512)
 Other income (loss), net of taxes   (26)      319      (20,459)     985

 Earnings before interest charges 30,958    29,895       43,851   60,737

Interest charges:
 Interest on long-term debt       18,028    15,408       53,720   46,276
 Other interest and amortization
  of debt discount,
  premium and expense              1,059       994        2,959    3,385
 Allowance for borrowed funds used
  during construction                (50)      (86)        (211)    (227)
  Total interest charges          19,037    16,316       56,468   49,434

    Net earnings (loss)           11,921    13,579      (12,617)  11,303

Dividends on preferred stock        (189)     (211)        (601)    (668)

Earnings (loss) applicable
  to common stock                $11,732    13,368      (13,218)  10,635

Weighted average number of common
  shares outstanding              10,752    10,653       10,726   10,628

Earnings (loss) per
  share of common stock         $   1.09      1.25        (1.23)    1.00

Dividends per share
  of common stock                $0.2000    0.4075       1.0150   1.2225

See accompanying notes to consolidated financial statements.

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets

                                         September 30, 1994       December 31,
ASSETS                                       (Unaudited)               1993
                                                        (In Thousands)
Utility plant, at original cost:
 Electric plant                               $1,221,683             1,203,636
 Construction work in progress                     3,426                 5,282
                                               1,225,109             1,208,918
 Less accumulated depreciation                   224,851               202,923
   Utility plant less
     accumulated depreciation                  1,000,258             1,005,995
  Less reserve for
    regulatory disallowances (note  4)            31,546                  -
   Net utility plant                             968,712             1,005,995

Nonutility property, at cost                       1,309                 1,673
Current assets:
 Cash and cash equivalents                        13,381                12,423
 Investment securities                             5,522                  -
 Customer receivables                              5,128                   764
 Inventories, at lower of average cost or market:
  Fuel                                             1,152                 1,422
  Materials and supplies                           7,708                 7,793
 Deferred purchased power and fuel costs          16,222                15,151
 Accumulated deferred taxes on income              5,165                 4,251
 Other current assets                              1,175                 1,071
   Total current assets                           55,453                42,875

Regulatory tax assets                             17,470                16,915
Deferred charges                                  34,290                37,779
                                              $1,077,234             1,105,237

CAPITALIZATION AND LIABILITIES

Capitalization:
 Common stock equity:
  Common stock, no par value per share.
    Authorized 50,000,000 shares;
    issued 10,796,655 shares in 1994
    and 10,695,860 shares in 1993             $133,118                 131,615
  Retained earnings (note 2)                    57,911                  82,012
   Total common stock equity                   191,029                 213,627

 Redeemable cumulative preferred stock           8,860                   9,560
  Long-term debt, net of
    amount due within one year (note  1)       686,923                 678,994
   Total capitalization                        886,812                 902,181

Current liabilities:
 Long-term debt due within one year              1,070                   1,070
 Accounts payable                               25,139                  22,450
 Accrued interest                                7,372                  16,115
 Accrued taxes                                  17,887                  17,221
 Customers' deposits                             4,459                   4,464
 Revenues subject to refund (note 4)             4,606                   3,400
 Other current and accrued liabilities          13,445                  13,581
   Total current liabilities                    73,978                  78,301

Regulatory tax liabilities                      47,789                  49,314
Accumulated deferred taxes on income            50,792                  57,093
Accumulated deferred investment tax credits     17,863                  18,348
Commitments and contingencies (notes 3,4,5)
                                            $1,077,234               1,105,237

See accompanying notes to consolidated financial statements.

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited)

                                                     Nine Months Ended
                                             September 30,       September 30,
                                                 1994                1993
                                                      (In Thousands)
CASH FLOWS FROM OPERATIONS:
 Net earnings (loss)                          $(12,617)                11,303
 Items not requiring cash:
  Depreciation of utility plant                 27,459                 26,959
  Amortization of debt expense,
   discount and premium and
   other deferred charges                        4,399                  3,536
     Allowance for borrowed funds
     used during construction                     (211)                  (227)
  Deferred taxes on income                      (9,230)                 2,942
  Investment tax credit adjustments               (485)                  (353)
  Provision for regulatory disallowances        31,546                   -
                                                40,861                 44,160
 Changes in certain current assets and liabilities:
  Customer receivables                          (4,364)                (4,404)
  Inventories                                      355                 (1,331)
  Deferred purchased power and fuel costs       (1,071)                 5,164
  Other current assets                            (104)                  (966)
  Accounts payable                               2,689                     30
  Accrued interest                              (8,743)                (1,666)
  Accrued taxes                                    666                 (2,670)
  Customers' deposits                               (5)                   177
  Revenues subject to refund                     1,206                (14,479)
  Other current and accrued liabilities           (136)                 5,256
 Other - net                                      (876)                 1,647
   TOTAL                                        30,478                 30,918

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant,
    net of capitalized depreciation
    and interest                                (21,218)             (18,031)
 Purchases of investment securities             (5,522)                 -
   TOTAL                                        (26,740)             (18,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends on preferred and common stocks       (11,484)             (13,661)
 Issuances:
  Common stock                                    1,503                1,292
  Borrowings under secured notes payable        151,500                 -
  Other long-term debt                             -                 240,000
  Deferred expenses associated with financings     -                  (8,815)
 Redemptions:
  Preferred stock                                  (700)                (700)
  Repayments under secured notes payable       (142,529)                -
  Other long-term debt                           (1,070)            (278,837)
   TOTAL                                         (2,780)             (60,721)

NET CHANGE IN CASH AND CASH EQUIVALENTS             958              (47,834)
CASH  AND  CASH  EQUIVALENTS
  AT BEGINNING OF PERIOD                         12,423               86,785
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $13,381               38,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the periods for:
  Interest                                      $62,633               49,285
  Income taxes                                       56                2,790
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
 On  January  1, 1993, TNPE recognized certain assets and  liabilities as  the result of implementation of Statement of Financial Accounting
 Standards No. 109.

See accompanying notes to consolidated financial statements.

           TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
          Consolidated Statements of Operations (Unaudited)



                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                     1994          1993     1994         1993
                                                   (In Thousands)
Operating revenues                  $149,864    150,067     368,509    360,747

Operating expenses:
 Power purchased for resale           59,788     61,872     151,790    151,571
 Fuel                                 14,793     14,317      35,722     33,962
 Other operating and
   general expenses                   18,387     17,397      54,240     52,771
 Maintenance                           2,929      2,619       8,990      8,549
 Depreciation of utility plant         9,132      9,014      27,459     26,959
 Taxes, other than on income           8,853      8,901      23,443     23,531
 Income taxes (note 3)                 4,998      6,371       2,555      3,652
   Total  operating  expenses        118,880    120,491     304,199    300,995

  Net operating income                30,984     29,576      64,310     59,752

Other income (loss):
   Provision for regulatory
     disallowances (note 4)             -          -        (31,546)      -
  Other income and deductions, net       888        480       1,239      1,518
 Income taxes (notes 3,4)               (320)      (163)     10,581       (516)
   Other income (loss),
      net of taxes                       568        317     (19,726)     1,002

   Earnings before
      interest charges                31,552     29,893      44,584     60,754

Interest charges:
 Interest on long-term debt           18,028     15,408      53,720     46,276
 Other interest and amortization
   of debt discount, premium
   and expense                         1,059        994       2,959      3,385
 Allowance for borrowed funds
   used during construction              (50)       (86)       (211)      (227)
  Total interest charges              19,037     16,316      56,468     49,434

    Net earnings (loss)               12,515     13,577     (11,884)    11,320

Dividends on preferred stock            (189)      (211)       (601)      (668)

Earnings (loss) applicable
  to common stock                    $12,326     13,366     (12,485)    10,652


See accompanying notes to consolidated financial statements.

                  TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                            Consolidated Balance Sheets

                                          September 30, 1994      December 31,
ASSETS                                         (Unaudited)            1993
                                                         (In Thousands)
Utility plant, at original cost:
 Electric plant                               $1,221,683            1,203,636
 Construction work in progress                     3,426                5,282
                                               1,225,109            1,208,918
 Less accumulated depreciation                   224,851              202,923
  Utility plant less accumulated depreciation  1,000,258            1,005,995
  Less reserve for regulatory
    disallowances (note  4)                       31,546                 -
  Net utility plant                              968,712            1,005,995

Nonutility property, at cost                         183                  541
Current assets:
 Cash and cash equivalents                         8,637                2,078
 Customer receivables                              5,128                  764
 Inventories, at lower of average cost or market:
  Fuel                                             1,152                1,422
  Materials and supplies                           7,708                7,793
 Deferred purchased power and fuel costs          16,222               15,151
 Accumulated deferred taxes on income              5,165                4,251
 Other current assets                              1,723                1,091
  Total current assets                            45,735               32,550

Regulatory tax assets                             17,470               16,915
Deferred charges                                  35,634               39,118
                                              $1,067,734            1,095,119

CAPITALIZATION AND LIABILITIES

Capitalization:
 Common stock equity:
  Common stock, $10 par value per share.
    Authorized  12,000,000 shares;
    issued 10,705 shares                            $107                  107
 Capital in excess of par value                  175,094              175,094
 Retained earnings (note 2)                       17,698               38,983
   Total common stock equity                     192,899              214,184

 Redeemable cumulative preferred stock             8,860                9,560
  Long-term debt, net of
    amount due within one year (note  1)         686,923              678,994
   Total capitalization                          888,682              902,738

Current liabilities:
 Long-term debt due within one year                1,070                1,070
 Accounts payable                                 25,139               22,450
 Accrued interest                                  7,372               16,115
 Accrued taxes                                    17,938               18,006
 Customers' deposits                               4,459                4,464
 Revenues subject to refund (note 4)               4,606                3,400
 Other current and accrued liabilities            13,436               13,573
   Total current liabilities                      74,020               79,078

Regulatory tax liabilities                        47,789               49,314
Accumulated deferred taxes on income              40,589               46,907
Accumulated deferred investment tax credits       16,654               17,082
Commitments and contingencies (notes 3,4,5)   $1,067,734            1,095,119

See accompanying notes to consolidated financial statements.

           TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited)

                                                    Nine Months Ended
                                            September 30,        September 30,
                                               1994                  1993
                                                      (In Thousands)
CASH FLOWS FROM OPERATIONS:
 Net earnings (loss)                        $(11,884)                  11,320
 Items not requiring cash:
  Depreciation of utility plant               27,459                   26,959
  Amortization of debt expense,
    discount and premium and
    other deferred charges                     4,399                    3,536
     Allowance for borrowed funds
      used during construction                  (211)                    (227)
  Deferred taxes on income                    (9,246)                   2,944
  Investment tax credit adjustments             (428)                    (352)
  Provision for regulatory disallowances      31,546                     -
                                              41,635                   44,180
Changes in certain current
  assets and liabilities:
  Customer receivables                        (4,364)                  (4,404)
  Inventories                                    355                   (1,331)
  Deferred purchased power
   and fuel costs                             (1,071)                   5,164
  Other current assets                          (632)                    (762)
  Accounts payable                             2,689                       30
  Accrued interest                            (8,743)                  (1,666)
  Accrued taxes                                  (68)                  (1,910)
  Customers' deposits                             (5)                     177
  Revenues subject to refund                   1,206                  (14,479)
  Other current and accrued liabilities         (137)                   5,343
 Other - net                                    (888)                    (514)
   TOTAL                                      29,977                   29,828

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant,
  net of capitalized depreciation
  and interest                               (21,218)                 (18,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends on preferred and common stocks     (9,401)                 (13,676)
 Issuances:
  Borrowings under secured notes payable     151,500                     -
  Other long-term debt                          -                     240,000
  Deferred expenses associated
    with financing                              -                      (8,815)
 Redemptions:
  Preferred stock                               (700)                    (700)
  Repayments under secured
    notes payable                           (142,529)                    -
  Other long-term debt                        (1,070)                (278,837)
   TOTAL                                      (2,200)                 (62,028)

NET CHANGE IN CASH AND CASH EQUIVALENTS        6,559                  (50,231)
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF  PERIOD                      2,078                   63,843
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                            $8,637                   13,612

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
 Cash paid during the periods for:
  Interest                                   $62,633                   49,285
  Income taxes                                   944                    1,915

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
 On January 1, 1993, TNMP recognized certain assets and liabilities as the result of implementation of Statement of Financial Accounting Standards No. 109.



See accompanying notes to consolidated financial statements.

(1)  Long-term Debt

Long-term debt outstanding was as follows:

                                          September 30,         December 31,
                                              1994                  1993
                                                    (In Thousands)
First mortgage bonds:
 Series L, 10.500%         due 2000          $9,720                 9,840
 Series M,  8.700          due 2006           8,300                 8,400
 Series R, 10.000          due 2017          63,050                63,700
 Series S,  9.625          due 2019          19,800                20,000
 Series T, 11.250          due 1997         130,000               130,000
 Series U,  9.250          due 2000         100,000               100,000
  Total                                     330,870               331,940

Unamortized discount,
  net of premium                               (649)                 (676)
First mortgage bonds, net                   330,221               331,264

Secured debentures:
 12.50% due 1999                            130,000               130,000
 Series A, 10.75% due 2003                  140,000               140,000
                                            270,000               270,000

Secured notes payable                        87,772                78,800

 Total long-term debt                       687,993               680,064
    Less long-term debt
     due within one year                     (1,070)               (1,070)
 Total long-term debt, net                 $686,923               678,994

(2)  Retained Earnings Restriction

The Bond Indenture under which first mortgage bonds are issued contains restrictions as to the payment of cash dividends on common stock of TNMP. Due to the provision made during the second quarter of 1994 for certain regulatory disallowances (discussed in note 4), TNMP's unrestricted retained earnings were eliminated requiring a suspension of cash dividends on TNMP's common stock solely held by TNPE.

As a result of generating approximately $12.3 million in third quarter earnings applicable to common stock, TNMP's unrestricted retained earnings were restored to a level of approximately $4.2 million; however, based upon the seasonal nature of TNMP's operations, TNMP's unrestricted retained earnings at September 30, 1994 may be eliminated by seasonal operations in the next two quarters. Information concerning TNMP's retained earnings is summarized below:

                                  Sept. 30,  June 30,    March 31,   Dec. 31,
                                    1994       1994        1994        1993
                                                   (In Thousands)
Total retained earnings            $17,698      5,373       31,574     38,983
Less restricted level
  required by Bond Indenture
  before payment of common
  stock dividends                   13,517     13,517       13,117     12,817
Unrestricted retained earnings      $4,181     (8,144)      18,457     26,166


The provision for regulatory disallowances will not impair the ability of TNMP to pay cash dividends on its preferred stock.

(3) Income Taxes

(a) TNP Enterprises, Inc. and Subsidiaries

Income taxes as set forth in TNPE's consolidated statements of operations consisted of the following components:

                                    Three Months Ended      Nine Months Ended
                                    Sept. 30, Sept. 30,    Sept. 30, Sept. 30,
                                      1994      1993         1994      1993
                                                  (In Thousands)
Charged (credited) to
  operating expenses:
 Current Federal                     $2,396      727          1,052       783
 Current State                           80      166            136       277
 Deferred Federal                     2,023    5,440          1,795     2,944
  Investment tax credit
    adjustments, net                    499       38           (428)     (352)
     Total charged to
       operating expenses             4,998    6,371          2,555     3,652

Charged to other income (loss):
 Current Federal                        786      167            893       515
   Deferred Federal                      48        2        (11,025)       (2)
  Investment tax
    credit adjustments                  (47)     -              (57)       (1)
     Total charged to
       other income (loss)              787      169        (10,189)      512

   Total                             $5,785    6,540         (7,634)    4,164


TNPE's Federal income tax returns for 1990 and 1991 are currently under audit by the Internal Revenue Service ("IRS"). In 1991, TNPE received a private letter ruling from the IRS which confirmed Unit 1 of the TNP One generating plant as being qualified, transitional property eligible for investment tax credits ("ITC"). The IRS revenue agent has informally advised TNPE that he will recommend that the private letter ruling be revoked which could lead to a denial of TNPE's claim for the ITC. Management believes the claim for ITC is correct and valid; however, if the revenue agent's position is upheld, an eventual denial of the ITC would have a negative effect on future cash flows to the extent of ITC utilized on TNPE's tax returns and any related interest and penalties. Of the $22 million of ITC at issue, TNPE and its subsidiaries have utilized approximately $5 million in the consolidated tax returns.

(b) Texas-New Mexico Power Company and Subsidiaries

Income taxes as set forth in TNMP's consolidated statements of operations consisted of the following components:

                                    Three Months Ended      Nine Months Ended
                                    Sept. 30, Sept. 30,    Sept. 30, Sept. 30,
                                      1994     1993          1994      1993
                                                  (In Thousands)

Charged (credited) to
   operating expenses:
 Current Federal                     $2,396       727          1,052      783
 Current State                           80       166            136      277
 Deferred Federal                     2,023     5,440          1,795    2,944
   Investment tax credit
      adjustments,  net                 499        38           (428)    (352)
    Total charged to
       operating expenses             4,998     6,371          2,555    3,652

Charged to other income (loss):
 Current Federal                        320       163            460      516
   Deferred Federal                    -         -           (11,041)    -
     Total charged to other
       income (loss)                    320       163        (10,581)     516

   Total                             $5,318     6,534         (8,026)   4,168

Reference is made to part (a) of this note which discusses a current audit of TNPE's 1990 and 1991 Federal Income Tax returns. The loss of TNPE's claim for ITC would have a similar negative effect on TNMP's future cash flows. Of the $22 million of ITC at issue, TNMP has utilized approximately $4 million to date.

(4) Regulatory Matters

On October 6, 1994, the Public Utility Commission of Texas ("PUCT") issued a final order approving a unanimous settlement agreement among the parties in TNMP's most recent Texas retail rate application. TNMP had requested an increase of $34.8 million, or 8.9%, over annualized test year revenues. TNMP's request included the remaining $11.1 million of Unit 2 costs in rate base, as prescribed in a previous rate case. The final order provides for an increase in annualized revenues of $17.5 million, or 4.5%, which TNMP implemented on October 2, 1994.

The final order and the settlement agreement resolve all outstanding court appeals in connection with TNMP's two previous rate cases and provides for TNMP to write off $35 million of the PUCT's total disallowances of $61.4 million regarding TNP One. TNMP recognized the write-off in the second quarter of 1994.

For a discussion of the judicial appeals of TNMP's rate orders in the two previous Texas retail rate applications and certain other matters concerning the Texas rate base treatment of TNP One, reference is made to note 5 of both the "Notes to Consolidated Financial Statements" included in TNPE's 1993 Annual Report, incorporated by reference in TNPE's 1993 Annual Report on Form 10-K and the "Notes to Consolidated Financial Statements" included in TNMP's 1993 Annual Report on Form 10-K, for TNPE and TNMP, which notes are incorporated herein by reference.

The final order further includes a moratorium restricting TNMP from filing applications for rate increases in Texas for a five-year period beginning March 31, 1994, subject to certain conditions. Those conditions do not allow TNMP to file for any base rate increase under any circumstances prior to March 31, 1997 but would allow an application for increased rates to be filed after that time if certain force majeure events (as defined in the agreement) occur at any time during the five-year moratorium period.

At September 30, 1994, revenues subject to refund totaled $4.6 million under a tax-related issue from the previous rate case. The recent final order does not change the status of the $1.6 million in additional annualized revenues granted to TNMP, subject to refund, by the PUCT in the previous rate case. These revenues subject to refund have not been reflected in the results of operations as of September 30, 1994. Recognition of these revenues is conditioned upon TNMP obtaining a private letter ruling from the IRS supporting TNMP's position on certain related income tax consequences. The private letter ruling will not affect revenues related to electricity sales on and after October 2, 1994, when the new rates in the most recent rate case were implemented. While there can be no assurances given, based upon a similar revenue ruling received by an unrelated utility, TNMP expects to receive a favorable ruling before the end of 1994. An unfavorable ruling would result in a refund to TNMP's Texas customers of the $4.6 million of deferred revenues and in the recognition of a regulatory liability for the income tax benefits of a portion of the disallowances recognized.

The accompanying consolidated financial statements of TNMP and TNPE for the nine months ended September 30, 1994 include a provision for $35 million of the disallowances, which resulted in an after-tax charge to results of operations of approximately $20.5 million, or $1.91 per share of TNPE common stock, as detailed below:

Disallowances recognized
  under the settlement agreement       $35,000,000
Less accumulated depreciation
  previously recognized                  3,453,930
Provision for regulatory
  disallowances                         31,546,070
Less related income taxes               11,041,025
Provision for regulatory
  disallowances, after income taxes    $20,505,045

Weighted average number of TNPE
  common shares outstanding             10,726,000
Loss per share of TNPE common stock   $       1.91

(5) Early Retirement Package

On August 29, 1994, TNMP announced a voluntary early retirement package for employees who would be age 55 or older and would have 10 or more years of service with TNMP as of December 31, 1994. Of TNMP's 75 employees eligible for the package, 70 employees accepted the package. Annual pretax cash savings of slightly more than $3.6 million will result for TNMP starting in 1995. The costs associated with the early retirement package, including post-retirement benefits, will be funded through TNMP's pension plan trust and TNMP's post-retirement medical and death benefits trust. The package is not expected to require any cash payments by TNMP in the next few years; however, TNMP will have to recognize in the fourth quarter of 1994 a one-time expense of about $6.4 million before taxes to reflect the increased actuarial liabilities for the pension and post-retirement benefits costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion presents management's analysis of significant factors in TNPE's and TNMP's consolidated financial condition and results of operations and should be read in conjunction with related consolidated financial statements and notes thereto.

TNPE's consolidated assets, liabilities and earnings capability are principally those of TNMP. TNPE's nonutility earnings consist mainly of interest income on short-term investments.

Financial Condition

Regulatory Matters

On October 6, 1994, the PUCT issued a final order approving a unanimous settlement agreement among the parties involved in TNMP's most recent Texas rate case. The final order provides for an increase in annualized revenues of $17.5 million, or 4.5%, which TNMP implemented on October 2, 1994.

The final order and the settlement agreement resolve all outstanding court appeals in connection with TNMP's two previous rate cases and provided for TNMP to write off $35 million of the PUCT's total disallowances of $61.4 million regarding TNP One. TNMP recorded a provision for the write-off in the second quarter of 1994.


Under no circumstances may TNMP file another Texas rate application prior to March 31, 1997. After that date but before March 31, 1999, TNMP may file another Texas rate application only upon the occurrence during the five years ending March 31, 1999 of certain events which are:

     -    Changes in Federal income taxes exceeding $2.5 million,
     -    Legislative or regulatory actions exceeding $2.5 million,
     -    Inflation greater than 8% for one year,
     - 30 year U.S. Treasury Bond yield greater than 8.75% for six months, and/or
     -    Base revenue decrease greater than $2.5 million.

Liquidity and Capital Resources

TNMP's 1994 capital requirements consist of (1) payments for additions to utility plant and (2) bond sinking fund payments and maturities and preferred stock redemptions. Capital requirements of $23 million for the nine months ended September 30, 1994 were funded with approximately $20.5 million in cash flows from operations (after payment of cash dividends on common and preferred stocks) and reborrowings under the Unit 2 financing facility. TNMP expects that the remaining capital requirements for 1994 of about $5 million will be funded internally with cash flows from operations. TNMP's capital requirements for plant additions over the next several years are expected to be met with cash flows from operations.

TNMP's next major capital requirement will be $130 million for the maturity of Series T, First Mortgage Bonds, which mature on January 15, 1997. In order to fund the $130 million needed for the maturity of Series T Bonds, TNMP expects to use a combination of cash flows from operations and proceeds from issuances of additional debt and equity.

TNMP has the ability to borrow under the Unit 2 financing facility the unused portion of its $147.75 million commitment. The commitment reduces in annual increments of $36.9 million beginning December 31, 1995. At September 30, 1994, TNMP had the ability to borrow an additional $60 million under the financing facility.

TNPE's Common Stock Dividend

TNPE's common stock dividend for the third quarter was $0.20 per share, a 51% decrease from the previous quarterly dividend of $0.4075 per common share. One factor which led to the Board of Directors' decision to reduce the dividend was the suspension of cash dividends on TNMP's common stock (to TNPE) in the third quarter. This suspension was caused by TNMP's provision for the write-off of the $35 million in regulatory disallowances during the second quarter of 1994 which eliminated TNMP's unrestricted retained earnings.

At September 30, 1994 TNPE had approximately $10 million in unconsolidated cash and investments which could be used for payment of dividends on its common stock; however, in the long-term, TNPE's ability to pay dividends on its common stock is dependent upon TNMP's ability to pay dividends to TNPE.

As a result of generating approximately $12.3 million in third quarter earnings applicable to common stock, TNMP's unrestricted retained earnings were restored to a level of approximately $4.2 million; however, based upon the seasonal nature of TNMP's operations, TNMP's unrestricted retained earnings at September 30, 1994 may be eliminated by seasonal operations in the next two quarters. TNMP anticipates, assuming that no abnormal circumstances occur during the next twelve months, that it will again have sufficient unrestricted retained earnings before September 30, 1995 to permit the resumption of payment of cash dividends on TNMP's common stock.

Early Retirement Package

During the third quarter, TNMP offered a voluntary early retirement package which now has been accepted by most of the eligible employees. This action will result in annual pretax cash savings of about $3.6 million starting in 1995. The costs associated with the early retirement package, including post-retirement benefits, will be funded through TNMP's pension plan trust and TNMP's post-retirement medical and death benefit trust. The package is not expected to require any cash payments by TNMP in the next few years; however, TNMP will have to recognize in the fourth quarter of 1994 a one-time expense of about $6.4 million before taxes to reflect the increased actuarial liabilities for the pension and post-retirement benefits costs.

TNMP Prepares Texas Panhandle Solicitation

In the settlement of the recent Texas rate case, TNMP agreed with its Texas Panhandle cities to sell or transfer its Texas Panhandle properties if certain conditions are met. In accordance with that agreement, TNMP has presented to interested parties a solicitation for the sale, transfer or other disposition of the Texas Panhandle area properties.

TNMP's Texas Panhandle properties comprise a relatively small portion of TNMP's business as shown in the following table:

           Book Value of Utility Plant       $ 14.5 million
           Annual Revenues                   $  9.5 million
           Customers                          7,300

Management believes the solicitation will lead to a successful sale of the Texas Panhandle properties, subject to various regulatory approvals being obtained. If the solicitation fails to locate a buyer who meets the conditions set forth in the agreement, TNMP is not obligated to sell the properties. The terms of the Bond Indenture require that any proceeds of the sale would be paid to the Trustee of the Bond Indenture. The proceeds may then be used by the Trustee to either redeem first mortgage bonds directly from holders or tender for redemption on the open market, at the discretion of TNMP.

Other

Implementation in 1993 of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Post-retirement Benefits Other Than Pensions," has resulted in increased costs of employee benefits. TNMP's settlement of its New Mexico rate application earlier this year includes recovery of post-retirement benefits for its New Mexico operations. The final order in the recently settled Texas rate case approved TNMP's adoption for Texas ratemaking purposes of the full accrual basis for post-retirement benefits other than pensions in accordance with generally accepted accounting principles.

TNPE's Federal income tax returns for 1990 and 1991 are currently under audit by the Internal Revenue Service ("IRS"). In 1991, TNPE received a private letter ruling from the IRS which confirmed Unit 1 of the TNP One generating plant as being qualified, transitional property eligible for investment tax credits ("ITC"). The IRS revenue agent has informally advised TNPE that he will recommend that the private letter ruling be revoked which could lead to a denial of TNPE's claim for the ITC. Management believes the claim for ITC is correct and valid; however, if the revenue agent's position is upheld, an eventual denial of the ITC would have a negative effect on future cash flows to the extent of ITC utilized on TNPE's tax returns and any related interest and penalties. Of the $22 million of ITC at issue, TNPE and its subsidiaries have utilized approximately $5 million in the consolidated tax returns.

Results of Operations

Operating Revenues

The following table presents the components of the changes in operating revenues for the periods ended September 30, 1994:

                         Increase (Decrease) From Prior Year
                             Three Months    Nine Months
                                    (In thousands)

Recovery of purchased power     $(2,084)           219
Customer usage                    1,610          6,171
Recovery of fuel costs              225          1,090
Other revenues                      100             77
Base operating revenues             (54)           205
 Total                            $(203)         7,762

Total operating revenues for the quarter ended September 30, 1994, decreased slightly from the same quarter last year. Changes due to recovery of purchased power and customer usage represented the major variances. Recovery of purchased power decreased $2,084,000 primarily from a decrease in the average cost of kilowatt-hour ("KWH") purchases charged by TNMP's suppliers. For the quarter, KWH sales increased 2.8% due to an increase in customers in all classes and increases in consumption per customer in the commercial and industrial classes of customers.

For the nine-month period, a 3.8% increase in KWH sales was the primary contributor to the increase in operating revenues. About one-half of the increase in customer usage for the nine-months-to-date resulted from increased residential usage in Texas during the second quarter of 1994; warmer temperatures in 1994 compared to 1993 gave rise to this increased usage. Increases in commercial and industrial customers also contributed to the nine-months-to-date customer usage increase. An increase in the recovery of fuel costs also contributed to the nine-month operating revenue increase.

Third Quarter Results

TNMP's third quarter earnings for 1994 were down from 1993 mainly because of $2,721,000 in increased interest charges. Series U First Mortgage Bonds and Series A Secured Debentures were issued in September 1993 and bear higher interest rates than the rates on debt that was replaced by these securities.

An increase of $990,000 in other operating and general expenses was caused primarily by increases in medical and post-retirement employee benefits and the resumption in July 1994 of TNMP's thrift plan matching contributions. The resumption of TNMP's thrift plan matching contributions is expected to add approximately $400,000 to operating expenses for the fourth quarter of 1994.

Nine-Months-to-Date Results

The $12.6 million loss for the nine-months-ended was primarily the result of the after-tax write off of $20.5 million in regulatory disallowances in the second quarter of this year. (Further discussion of the disallowances is provided under "Regulatory Matters" and in note 4 to the consolidated financial statements.)

The higher interest rates of Series U First Mortgage Bonds and Series A Secured Debentures led to the $7,034,000 increase in interest charges; this increase contributed to the decline in earnings from last year. Based on the current outstanding debt, total annual interest charges are expected to be about $75 million.

The increase in other operating and general expenses of $1,469,000 was caused primarily by the factors discussed above for the third quarter. TNMP also experienced increases in purchased power and fuel of $219,000 and $1,760,000, respectively. Purchased power increased due to an increase in KWH purchased, the effect of which more than offset a decrease in the average cost per KWH. The increase in fuel expense resulted primarily from increased KWH sales to TNMP's Texas customers.

Due to the provision for the regulatory disallowances, a net loss for 1994 is expected. TNMP expects 1995 to be profitable, assuming no adverse circumstances. The recent approval by the PUCT of a $17.5 million annualized increase in revenues and cost savings anticipated from the early retirement package are expected to contribute to an improvement in results of operations.

                      PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     On June 1, 1994, the Third District of Texas Court of Appeals denied TNMP's motions for rehearing on the Court's decision rendered on August 25, 1993. The August 1993 ruling related to the 53rd District Court of Texas' decision on appeals of the PUCT final order in Docket No. 9491.

     Subsequent to the above ruling and in conjunction with the settlement agreement and PUCT final order in Docket No. 12900, all parties agreed to terminate all court appeals of Docket Nos. 9491 and 10200. Motions for dismissals of the appeals are expected to be filed in the fourth quarter of 1994.


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Refer to TNPE's and TNMP's 1993 Annual Reports on Form 10-K for an Exhibit Index.

     Refer to TNPE's and TNMP's 1994 Quarterly Reports on Form 10-Q for the periods March 31, 1994 and June 30, 1994 for exhibits filed subsequent to December 31, 1993.

     Exhibits filed herewith;
        27    - Texas-New Mexico Power Company Financial Data Schedule.
        27(a) - TNP Enterprises, Inc. Financial Data Schedule.

     (b)  Reports on Form 8-K

     None during the period covered by this report.

                             SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TNP ENTERPRISES, INC.


  Date  November 10, 1994           By \s\ Monte W. Smith
                                    Monte W. Smith
                                    Treasurer
                                    (Chief Accounting Officer)
















                             SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TEXAS-NEW MEXICO POWER COMPANY


  Date  November 10, 1994           By \s\ Monte W. Smith
                                    Monte W. Smith
                                    Controller
                                    (Chief Accounting Officer)