Form 10-Q/A
period 1994-09-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1994-12-30
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                           FORM 10-Q/A


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

     Exhibits filed herewith;
        27    - Texas-New Mexico Power Company Financial Data Schedule.
        27.a  - TNP Enterprises, Inc. Financial Data Schedule.

     (b)  Reports on Form 8-K

     None during the period covered by this report.

                             SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TNP ENTERPRISES, INC.


  Date  December 29, 1994           By \s\ Monte W. Smith
                                    Monte W. Smith
                                    Treasurer
                                    (Chief Accounting Officer)
















                             SIGNATURE


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 TEXAS-NEW MEXICO POWER COMPANY


  Date  December 29, 1994           By \s\ Monte W. Smith
                                    Monte W. Smith
                                    Controller
                                    (Chief Accounting Officer)