Form 10-Q
period 1995-03-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1995-05-12
CIK 741612, 22767

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
(X)  COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended March 31, 1995

                               or

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

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113
      (Address and zip code of principal executive offices)

 Registrant's telephone number, including area code 817-731-0099

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  \X\ No \   \

TNP Enterprises, Inc. had 10,896,733 shares of common stock outstanding as of April 25, 1995.

                 Commission File Number: 2-97230

                  TEXAS-NEW MEXICO POWER COMPANY
     (Exact name of registrant as specified in its charter)

        Texas                                  75-0204070
(State of incorporation)         (I.R.S. employer identification number)

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113
      (Address and zip code of principal executive offices)

 Registrant's telephone number, including area code 817-731-0099

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  \X\ No \   \

Texas-New Mexico Power Company had 10,705 shares of common stock outstanding as of April 25, 1995.

               TNP Enterprises Inc. and Subsidiaries
            Texas-New Mexico Power Company and Subsidiaries
 Combined Quarterly Report on Form 10-Q for the period ended March 31,
                                 1995


This Combined Quarterly Report on Form 10-Q is separately filed by TNP Enterprises, Inc. and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.


                           TABLE OF CONTENTS


                    PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements.
           (Unaudited for Period Ended March 31, 1995 and 1994)

       TNP Enterprises, Inc. and Subsidiaries:

           Consolidated Statements of Operations
           Three Month Periods Ended March 31, 1995 and 1994       3

           Consolidated Statements of Cash Flows
           Three Month Periods Ended March 31, 1995 and 1994       4

           Consolidated Balance Sheets
           March 31, 1995 and December 31, 1994                    5


       Texas-New Mexico Power Company and Subsidiaries:

           Consolidated Statements of Operations
           Three Month Periods Ended March 31, 1995 and 1994       6

           Consolidated Statements of Cash Flows
           Three Month Periods Ended March 31, 1995 and 1994       7

           Consolidated Balance Sheets
           March 31, 1995 and December 31, 1994                    8


           Notes to Consolidated Financial Statements              9

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                   12


                      PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.    15

Item 6.    Exhibits and Reports on Form 8-K.                       15

           (a) Exhibits                                            15

           (b) Reports on Form 8-K                                 15

           Signature page (TNPE and TNMP)                          16

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The following interim consolidated financial statements of TNP Enterprises, Inc. ("TNPE") and subsidiaries and Texas-New Mexico Power Company ("TNMP") and subsidiaries are unaudited. In management's opinion, they reflect all adjustments (consisting only of normal recurring accruals) necessary to state fairly results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods, due in part to seasonal revenue fluctuations. Amounts shown for TNPE and TNMP at December 31, 1994, are based on audited consolidated financial statements appearing in TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K.


                TNP ENTERPRISES, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                     1995        1994
                                                   (In Thousands Except
                                                    Per Share Amounts)

OPERATING REVENUES                                  $107,622   $107,599

OPERATING EXPENSES:
 Power purchased for resale                           42,007     46,308
 Fuel                                                 10,698     10,172
 Other operating and general expenses                 18,235     17,450
 Maintenance                                           2,851      3,053
 Depreciation of utility plant                         9,376      9,105
 Taxes, other than on income                           6,688      7,192
 Income taxes (note 2)                                  (561)    (1,385)
   Total operating expenses                           89,294     91,895

NET OPERATING INCOME                                  18,328     15,704

Other income, net of taxes (note 2)                       37          7

EARNINGS BEFORE INTEREST CHARGES                      18,365     15,711

INTEREST CHARGES:
 Interest on long-term debt                           18,451     17,753
 Amortization of debt-related
   costs and other interest                            1,006        950
 Allowance for borrowed funds
   used during construction                              (55)      (108)
   Total interest charges                             19,402     18,595

NET LOSS                                              (1,037)    (2,884)

DIVIDENDS ON PREFERRED STOCK                             188        211

LOSS APPLICABLE TO COMMON STOCK                      $(1,225)   $(3,095)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING  10,877     10,702

LOSS PER SHARE OF COMMON STOCK                       $ (0.11)    $(0.29)

DIVIDENDS PER SHARE OF COMMON STOCK                  $   .20    $0.4075







See accompanying Notes to Consolidated Financial Statements.


                TNP ENTERPRISES, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                    1995         1994
                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                      $108,979  $104,158
 Power purchased for resale                         (42,828)  (44,828)
 Fuel costs paid                                     (9,515)  (11,404)
 Cash paid to other suppliers and for payroll       (20,892)  (19,635)
 Interest paid, net of amounts capitalized          (22,889)  (26,782)
 Income taxes paid                                     (905)     -
 Other taxes paid, net of amounts capitalized       (16,081)  (16,283)
 Other operating cash receipts and payments, net        447       496

NET CASH USED IN OPERATING ACTIVITIES                (3,684)  (14,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to utility plant, net of
   capitalized depreciation and interest             (5,822)   (5,742)
 Purchases of temporary investments                  (9,997)       -
 Maturities of temporary investments                  5,636        -

NET CASH USED IN INVESTING ACTIVITIES               (10,183)   (5,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid on preferred and common stocks       (2,364)   (4,571)
 Issuances:
   Common stock                                         309       371
   Borrowings under secured notes payable            16,000    77,000
 Redemptions:
   Preferred stock                                     (300)     (300)
   Repayments under secured notes payable            (9,000)   (50,151)
   Other long-term debt                                 -         (120)

NET CASH PROVIDED BY FINANCING ACTIVITIES             4,645     22,229
NET CHANGE IN CASH AND CASH EQUIVALENTS              (9,222)     2,209
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     15,297     12,423
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $6,075    $14,632

RECONCILIATION OF NET LOSS TO NET CASH
  USED IN OPERATING ACTIVITIES:
 Net loss                                           $(1,037)  $(2,884)
 Adjustments to reconcile net loss
   to net cash used in operating activities:
   Depreciation of utility plant                      9,376     9,105
   Amortization of debt expense,
     discount, and premium and other
     deferred charges                                 1,244     1,294
   Allowance for borrowed funds
     used during construction                           (55)     (108)
   Deferred income taxes                               (266)     (351)
   Investment tax credit adjustments                   (300)     (448)

 Cash flows impacted by changes in current assets and liabilities:
   Customer receivables                               1,777    (3,898)
   Accrued interest                                  (4,326)   (8,963)
   Accrued taxes                                     (9,893)   (9,407)
   Changes in other current assets and liabilities      186     1,515
 Other, net                                            (390)     (133)

NET CASH USED IN OPERATING ACTIVITIES               $(3,684) $(14,278)




See accompanying Notes to Consolidated Financial Statements.

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets


                                          March 31, 1995    December 31,
  ASSETS                                   (Unaudited)         1994
                                                  (In Thousands)
  UTILITY PLANT:
  Electric plant                               $1,198,138     $1,192,277
  Construction work in progress                     2,105          3,816
     Total                                      1,200,243      1,196,093
  Less accumulated depreciation                   236,469        228,820
     Net utility plant                            963,774        967,273

  NONUTILITY PROPERTY, at cost                      1,206          1,308

  CURRENT ASSETS:
  Cash and cash equivalents                         6,075         15,297
  Temporary investments                            10,041          5,590
  Customer receivables                              2,055          3,832
  Inventories, at lower of average cost or market:
    Fuel                                              976          1,157
    Materials and supplies                          7,495          7,527
  Deferred purchased power and fuel costs          15,113         15,258
  Accumulated deferred taxes on income              3,417          2,702
  Other current assets                              1,002          1,817
     Total current assets                          46,174         53,180

  REGULATORY TAX ASSETS                            17,299         17,304

  DEFERRED CHARGES                                 31,610         32,727
                                               $1,060,063     $1,071,792

  CAPITALIZATION AND LIABILITIES

  CAPITALIZATION:
  Common stockholders' equity:
    Common stock - no par value per share.
    Shares authorized 50,000,000; issued
    10,896,733 shares in 1995 and
    10,866,441 in 1994                           $134,426       $134,117
    Retained earnings (note 1)                     47,351         50,752
     Total common stockholders' equity            181,777        184,869

  Preferred stock                                   8,380          8,680
  Long-term debt, less current maturities         689,841        682,832
     Total capitalization                         879,998        876,381

  CURRENT LIABILITIES:
  Current maturities of long-term debt             2,670          2,670
  Accounts payable                                20,436         21,951
  Accrued interest                                 7,367         11,693
  Accrued taxes                                    7,829         17,722
  Customers' deposits                              3,553          3,973
  Revenues subject to refund (note 3)              4,881          4,782
  Other current liabilities                       11,470         10,621
     Total current liabilities                    58,206         73,412

  REGULATORY TAX LIABILITIES                      47,688         47,307
  ACCUMULATED DEFERRED INCOME TAXES               47,021         46,960
  ACCUMULATED DEFERRED INVESTMENT TAX CREDITS     16,612         16,912
  DEFERRED CREDITS                                10,538         10,820
  COMMITMENTS AND CONTINGENCIES (notes 2, 3)
                                              $1,060,063     $1,071,792



  See accompanying Notes to Consolidated Financial Statements.

            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
           Consolidated Statements of Operations (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                      1995       1994
                                                       (In Thousands)
OPERATING REVENUES                                 $107,622  $107,599

OPERATING EXPENSES:
 Power purchased for resale                          42,007    46,308
 Fuel                                                10,698    10,172
 Other operating and general expenses                18,235    17,450
 Maintenance                                          2,851     3,053
 Depreciation of utility plant                        9,376     9,105
 Taxes, other than on income                          6,688     7,192
 Income taxes (note 2)                                 (561)   (1,385)
  Total operating expenses                           89,294    91,895

NET OPERATING INCOME                                 18,328    15,704

Other income, net of taxes (note 2)                     204        93

EARNINGS BEFORE INTEREST CHARGES                     18,532    15,797

INTEREST CHARGES:
 Interest on long-term debt                          18,451    17,753
 Amortization of debt-related costs
   and other interest                                 1,006       950
 Allowance for borrowed funds used
   during construction                                  (55)     (108)
  Total interest charges                             19,402    18,595

NET LOSS                                               (870)   (2,798)

DIVIDENDS ON PREFERRED STOCK                            188       211

LOSS APPLICABLE TO COMMON STOCK                     $(1,058)  $(3,009)


See accompanying Notes to Consolidated Financial Statements.

            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
           Consolidated Statements of Cash Flows (Unaudited)


                                                      Three Months Ended
                                                          March 31,
                                                        1995      1994
                                                        (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                         $108,979   $104,158
 Power purchased for resale                            (42,828)   (44,828)
 Fuel costs paid                                        (9,515)   (11,404)
 Cash paid to other suppliers and for payroll          (20,834)   (19,811)
 Interest paid, net of amounts capitalized             (22,889)   (26,782)
 Income taxes paid                                        (569)       -
 Other taxes paid, net of amounts capitalized          (16,488)   (16,209)
 Other operating cash receipts and payments, net           349        620

NET CASH USED IN OPERATING ACTIVITIES                   (3,795)   (14,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to utility plant, net of
   capitalized depreciation and interest                (5,822)    (5,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid on preferred and common stocks            (188)    (4,611)
 Issuances:
   Borrowings under secured notes payable               16,000     77,000
 Redemptions:
   Preferred stock                                        (300)      (300)
   Repayments under secured notes payable               (9,000)   (50,151)
   Other long-term debt                                    -         (120)

NET CASH PROVIDED BY FINANCING ACTIVITIES                6,512     21,818

NET CHANGE IN CASH AND CASH EQUIVALENTS                 (3,105)     1,820

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         8,614      2,078

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $5,509     $3,898


RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
 ACTIVITIES:
 Net loss                                               $(870)    $(2,798)
 Adjustments to reconcile net loss
  to net cash used in operating activities:
   Depreciation of utility plant                        9,376       9,105
   Amortization of debt expense, discount,
     and premium and other deferred charges             1,244       1,294
   Allowance for borrowed funds used
     during construction                                  (55)       (108)
   Deferred income taxes                                 (421)       (335)
   Investment tax credit adjustments                     (299)       (443)

 Cash flows impacted by changes in current assets and liabilities:
   Customer receivables                                 1,777      (3,898)
   Accrued interest                                    (4,326)     (8,963)
   Accrued taxes                                      (10,064)     (9,484)
   Changes in other current assets and liabilities        127       1,508
 Other, net                                              (284)       (134)

NET CASH USED IN OPERATING ACTIVITIES                 $(3,795)   $(14,256)


See accompanying Notes to Consolidated Financial Statements.

            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      Consolidated Balance Sheets


                                          March 31, 1995  December 31,
  ASSETS                                    (Unaudited)       1994
                                                   (In Thousands)
  UTILITY PLANT:
  Electric plant                            $1,198,138      $1,192,277
  Construction work in progress                  2,105           3,816
     Total                                   1,200,243       1,196,093
  Less accumulated depreciation                236,469         228,820
     Net utility plant                         963,774         967,273

  NONUTILITY PROPERTY, at cost                     183             183

  CURRENT ASSETS:
  Cash and cash equivalents                      5,509           8,614
  Customer receivables                           2,055           3,832
  Inventories, at lower of average cost or market:
    Fuel                                           976           1,157
    Materials and supplies                       7,495           7,527
  Deferred purchased power and fuel costs       15,113          15,258
  Accumulated deferred taxes on income           3,417           2,702
  Other current assets                           1,200           1,958
     Total current assets                       35,765          41,048

  REGULATORY TAX ASSETS                         17,299          17,304

  DEFERRED CHARGES                              33,441          34,674
                                            $1,050,462      $1,060,482

  CAPITALIZATION AND LIABILITIES

  CAPITALIZATION:
  Common stockholder's equity:
    Common stock, $10 par value per share.
    Authorized 12,000,000 shares;
    issued 10,705 shares                          $107           $107
    Capital in excess of par value             175,111        175,111
    Retained earnings (note 1)                   9,501         10,559
     Total common stockholder's equity         184,719        185,777

  Redeemable cumulative preferred stock          8,380          8,680
  Long-term debt, less current maturities      689,841        682,832
     Total capitalization                      882,940        877,289

  CURRENT LIABILITIES:
  Current maturities of long-term debt           2,670          2,670
  Accounts payable                              20,436         21,951
  Accrued interest                               7,367         11,693
  Accrued taxes                                  6,834         16,898
  Customers' deposits                            3,553          3,973
  Revenues subject to refund (note 3)            4,881          4,782
  Other current liabilities                     11,470         10,622
     Total current liabilities                  57,211         72,589

  REGULATORY TAX LIABILITIES                    47,688         47,307
  ACCUMULATED DEFERRED INCOME TAXES             36,676         36,769
  ACCUMULATED DEFERRED INVESTMENT TAX CREDITS   15,409         15,708
  DEFERRED CREDITS                              10,538         10,820
  COMMITMENTS AND CONTINGENCIES (notes 2, 3)
                                            $1,050,462     $1,060,482


    See accompanying Notes to Consolidated Financial Statements.

                  TNP Enterprises Inc. and Subsidiaries
            Texas-New Mexico Power Company and Subsidiaries
              Notes to Consolidated Financial Statements

(1)  Retained Earnings

TNMP's first mortgage bond indenture restricts the payment of cash dividends on TNMP's common stock (which is wholly owned by TNPE). The restrictions do not permit TNMP to pay cash dividends to TNPE unless unrestricted retained earnings are available.

The restriction became operative during 1994 due to the recognition of $35.0 million of regulatory disallowances and precludes TNMP from paying cash dividends to TNPE until unrestricted retained earnings are available. The restriction continues to be operative at March 31, 1995. TNMP currently expects to be able to resume cash dividends to TNPE before the end of 1995. Information concerning TNMP's unrestricted retained earnings is summarized below (in thousands):


                                 Mar. 31, 1995   Dec. 31, 1994

     Total retained earnings          $9,501         $10,559

     Less restricted level
       required by bond indenture     13,879          13,696

     Unrestricted retained earnings  $(4,378)        $(3,137)


TNMP can pay cash dividends to TNPE only to the extent that unrestricted retained earnings are positive.

TNPE has continued to pay cash dividends to its shareholders from cash on hand at the parent company level during the period that TNMP has been unable to pay cash dividends to TNPE.

(2)  Income Taxes

The components of income taxes for the three months ended March 31, 1995, and 1994, respectively, were as follows:


                                            TNPE                TNMP
                                        1995    1994       1995       1994
                                                 (In Thousands)
  Taxes included in net operating income:
   Federal - current                  $ 359    $(607)      $359      $(607)
   Federal - deferred                  (621)    (335)      (621)      (335)
   ITC adjustments                     (299)    (443)      (299)      (443)
                                       (561)  (1,385)      (561)    (1,385)
  Taxes included in other income (loss):
   Federal - current                    (70)      49        (55)        66
   Federal - deferred                   355      (16)       200         -
   ITC adjustments                       (1)      (5)        -          -
                                        284       28        145         66

   Total income taxes                 $(277) $(1,357)     $(416)   $(1,319)


The following summarizes federal tax carryforwards as of March 31, 1995:


                                        TNPE        TNMP
                                         (In Thousands)
Net operating loss
 Amount                                $56,896     $72,416
 First year of expiration period          2008        2006
 Last year of expiration period           2010        2010
  Minimum tax credits
   Amount                               $9,959     $14,872
   Expiration period                     none        none
  Investment tax credit ("ITC")
   Amount                              $17,501     $18,702
   Expiration period                      2005        2005


Based on TNPE's and TNMP's historical and projected pretax earnings, management believes that both TNPE and TNMP likely will realize the benefit of the deferred tax assets existing at March
31, 1995.

As indicated in the 1994 Combined Annual Report on Form 10-K, an Internal Revenue Service ("IRS") revenue agent involved in auditing TNPE's 1990 and 1991 consolidated federal income tax returns recommended, in March 1995, that a private letter ruling concerning eligibility of the TNP One generating plant for ITC be revoked retroactively. Management believes that TNMP's claim for ITC is valid and is contesting the agent's recommendation.

3)  Commitments and Contingencies

Sale of Texas Panhandle Properties

As discussed in the 1994 Combined Annual Report on Form 10-K, TNMP has agreed to sell the Panhandle properties to Southwestern Public Service Company for $29.2 million, subject to certain conditions and regulatory approvals. Management anticipates that the sale will be finalized during 1995.

Revenues Subject to Refund

At March 31, 1995, revenues subject to refund totaled $4.9 million under an income tax-related issue from a Texas rate case. The revenues subject to refund, which were billed from 1991 through October 1, 1994, have been excluded from results of operations. Recognition of these revenues is conditioned upon TNMP obtaining a private letter ruling from the IRS supporting TNMP's position on certain related income tax consequences.

While no assurances can be given, based upon a similar revenue ruling received by an unrelated utility, TNMP expects a favorable ruling during 1995. In addition, the Texas Supreme Court recently ruled that Texas law does not bind the Public Utility Commission of Texas to require a utility to pass through to its Texas customers income tax benefits applicable to disallowed utility plant.

An unfavorable private letter ruling would require TNMP to refund to Texas customers the $4.9 million previously collected. In addition, TNMP would recognize an expense of $7.9 million to provide for a regulatory liability and would pass through to Texas customers income tax benefits applicable to disallowed plant.

     Item 2.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations.

     The following discussion should be read in conjunction with the related consolidated financial statements and notes.

     RESULTS OF OPERATIONS

     Overall Results

     TNPE's $1.2 million loss applicable to common stock for the first quarter of 1995 ("current period") represents a significant improvement from a $3.1 million loss for the first quarter of 1994 ("prior period"). Since the operations of TNMP (the principal subsidiary) represent virtually all of TNPE's operations, the following discussion focuses primarily on TNMP's operations. The $1.9 million improvement resulted primarily from rate increases received during 1994 which were partially offset by increased interest charges.

     Operating Revenues

     Current period operating revenues were slightly higher as compared to the prior period. The components of operating revenues are summarized in the following table (in thousands):

                                                              Variance:
                                        Current    Prior       Increase
                                         period    period     (Decrease)

          Total operating revenues     $107,622   $107,599     $    23
            Less pass-through items:
           Power purchased for resale    42,007     46,308      (4,301)
           Fuel & standby power          11,484     10,477       1,007

          Base revenues                $ 54,131   $ 50,814     $ 3,317

     Pass-through items are the portion of operating revenues that recover from customers the costs of power purchased for resale, fuel, and standby power. These items affect customer rates but do not affect operating income. The $4.3 million reduction in power purchased for resale and the $1.0 million increase in fuel and standby power are discussed under "Results of Operations -- Operating Expenses."

     Although total operating revenues increased slightly, base revenues were $3.3 million higher than the prior period. Base revenues increased primarily due to annualized rate increases in both Texas ($17.5 million) and New Mexico ($0.4 million). These rate increases resulted from settlement agreements in October 1994 and May 1994, respectively.

     Current period sales of 1,475 GWH, a 1.6% improvement over prior period sales, contributed $0.5 million to the increase in base revenues. The increase in sales resulted from a 2.1% increase in total customers and more consumption by commercial and industrial users. However, residential sales were 3.7% lower than in the prior period due to milder temperatures in the current period.

     Operating Expenses

     TNMP's current period operating expenses decreased by $2.6 million as compared to the prior period. The decrease is primarily due to lower pass-through expenses. Excluding the effect of pass-through items ($3.3 million decrease), other operating expenses increased by $0.7 million.

     Pass-through Expenses. Pass-through expenses consist of power purchased for resale, fuel, and standby power.

     Power purchased for resale in the current period decreased $4.3 million from the prior period. The decrease in power purchased for resale resulted from TNMP exercising rights under its New Mexico purchased power contracts to shift purchases to lower cost suppliers. TNMP's customers directly benefit from this reduction as these expenses are recovered through adjustment clauses. TNMP recently undertook similar action in Texas to reduce the cost of power purchased for resale for supplemental summer peaking capacity. As a result, an additional cost savings of $8 million annually is expected beginning in 1995.

     The $1.0 million increase in fuel and standby power is directly related to an increased fixed fuel recovery factor approved by the Public Utility Commission of Texas in connection with the 1994 Texas rate case settlement. The majority of TNMP's fuel expense is equal to the amount recovered in revenues and any difference from actual costs is deferred until a new factor is established under a fuel factor reconciliation hearing.



     Other Operating Expenses. In the current period other operating expenses increased $0.7 million from the prior period. Although direct payroll expenses decreased $0.8 million as a result of the 1994 reorganization, increases in certain employee benefits and customer collection costs and decreases in income tax benefits more than offset the decreases. Employee benefits increased as a result of the 1995 adoption of cash incentive compensation plans. Future results of operations are expected to be impacted by the plans approved by the shareholders discussed in Item 4.

     Interest Charges

     Current period total interest charges increased by $0.8 million over the prior period amount due to increased interest rates under the Unit 2 Credit Agreement.

     FINANCIAL CONDITION

     Liquidity

     TNMP believes that cash flow from operations and periodic borrowings under its Unit 2 Credit Agreement will be sufficient to meet working capital requirements and planned capital expenditures at least through December 1996. TNMP has sufficient liquidity to satisfy the possibility of adverse rulings, if any, for the contingencies described in notes 2 and 3, respectively, of Notes to Consolidated Financial Statements.

     As of March 31, 1995, available unused credit under the Unit 2 Credit Agreement was $55.5 million, subject to interest coverage and equity ratio tests. Management is investigating alternative credit arrangements to lower interest expense and gain additional financial flexibility.

     Common Stock Dividend

     At March 31, 1995, TNPE had unconsolidated cash and investments of approximately $10.5 million, which is expected to be sufficient to pay dividends at the current level for at least four quarters.

     Sale of Texas Panhandle Properties

     The discussion in TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K at page 52 concerning the anticipated sale of the Panhandle properties is incorporated in this report by reference.

                      PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     TNPE's annual shareholders' meeting was held April 28, 1995. R. Denny Alexander, Sidney M. Gutierrez, and Kevern R. Joyce were re-elected as Class 1 directors. Voting results with respect to each of them were: Mr. Alexander: 8,302,023 for, 349,674 against; Mr.
     Gutierrez: 8,281,142 for, 370,555 against; and Mr. Joyce:
     8,258,281 for, 393,416 against.

     The TNPE Equity Incentive Plan was approved by a vote of 7,433,755 for, 1,001,998 against, 215,942 abstaining, and no broker nonvotes.

     The TNPE Nonemployee Director Stock Plan was approved by
     7,353,064 for, 1,062,618 against, 236,014 abstaining, and no broker nonvotes.

     The appointment of KPMG Peat Marwick LLP, Independent Certified Public Accountants, to continue to serve as independent auditors for the current year was ratified by a vote of 8,431,072 for, 108,895 against, 111,729 abstaining, and no broker nonvotes.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)   Exhibits

        The Exhibit Index on pages 56 to 67 of TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K and the exhibits listed in that Exhibit Index are incorporated in this report by reference. A copy of the referenced Exhibit Index is filed as
        Exhibit 99(c) to this report.

        The following exhibits are filed with this report:
     *10(vv)   TNP Enterprises, Inc. Equity Incentive Plan
               (incorporated by reference to Exhibit 4(i) of TNPE's
               registration statement on Form S-8 filed with the SEC
               on April 28, 1995, File No. 33-58897)
               *10(ww)   TNP Enterprises, Inc. Nonemployee Director
               Stock Plan (incorporated by reference to Exhibit 4(j)
               of TNPE's registration statement on Form S-8 filed with
               the SEC on April 28, 1995, File No. 33-58897)
     *10(xx)   TNP Enterprises, Inc. Management Short-Term Incentive Plan
     *10(yy)   TNP Enterprises, Inc. Broad-Based Short-Term Incentive Plan
     *10(zz)   TNMP Excess Benefit Plan, as amended
      27(a)    Financial Data Schedule for TNPE
      27(b)    Financial Data Schedule for TNMP
      99(a)    Discussion of Private Letter Ruling on ITC
               (incorporated by reference to the last paragraph on page 50 of TNPE's and TNMP's 1994 Combined Annual
               Report on Form 10-K)
      99(b)    Sale of Texas Panhandle Properties
               (incorporated by reference to page 52 of TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K)
      99(c)    Exhibit Index (incorporated by reference to
               pages 56 to 67 of TNPE's and TNMP's 1994 Combined
               Annual Report on Form 10-K)
      *        Management contracts.

     (b)   Reports on Form 8-K

        None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                   TNP ENTERPRISES, INC.


                               By \s\ Monte W. Smith
                                 Monte W. Smith
Date:   May 10, 1995             Treasurer and as Chief Accounting Officer


(Registrant)                   TEXAS-NEW MEXICO POWER COMPANY


                               By \s\ Monte W. Smith
                                 Monte W. Smith
Date:   May 10, 1995             Controller and as Chief Accounting Officer