Form 10-Q/A
period 1995-03-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1995-08-09
CIK 741612, 22767

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                           FORM 10-Q/A

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

                TNP Enterprises, Inc. and Subsidiaries
            Texas-New Mexico Power Company and Subsidiaries
Combined Quarterly Report on Form 10-Q/A for the period ended March 31, 1995


This Combined Quarterly Report on Form 10-Q/A is separately filed by TNP Enterprises, Inc. and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                           TABLE OF CONTENTS


                    PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.
           (Unaudited for Periods Ended March 31, 1995 and 1994)

           TNP Enterprises, Inc. and Subsidiaries:

             Consolidated Statements of Operations
             Three Month Periods Ended March 31, 1995 and 1994       3

             Consolidated Statements of Cash Flows
             Three Month Periods Ended March 31, 1995 and 1994       4

             Consolidated Balance Sheets
             March 31, 1995 and December 31, 1994                    5


           Texas-New Mexico Power Company and Subsidiaries:

             Consolidated Statements of Operations
             Three Month Periods Ended March 31, 1995 and 1994       6

             Consolidated Statements of Cash Flows
             Three Month Periods Ended March 31, 1995 and 1994       7

             Consolidated Balance Sheets
             March 31, 1995 and December 31, 1994                    8


             Notes to Consolidated Financial Statements              9

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                   12


                      PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.    14

Item 6.     Exhibits and Reports on Form 8-K.                       14

            (a) Exhibits                                            14

            (b) Reports on Form 8-K                                 14

            Signature page (TNPE and TNMP)                          15

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The following interim consolidated financial statements of TNP Enterprises, Inc. ("TNPE") and subsidiaries and Texas-New Mexico Power Company ("TNMP") and subsidiaries are unaudited. They have been restated to reflect a change in accounting for unbilled revenues as described in note 1 of Notes to Consolidated Financial Statements. In management's opinion, the financial statements reflect all other adjustments (consisting only of normal recurring accruals) necessary to state fairly results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods, due in part to seasonal revenue fluctuations. Amounts shown for TNPE and TNMP at December 31, 1994, are based on audited consolidated financial statements appearing in TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K.

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                     1995       1994
                                                   (In Thousands Except
                                                    Per Share Amounts)

OPERATING REVENUES (note 1)                         $105,647   $107,599

OPERATING EXPENSES:
 Power purchased for resale                           42,007     46,308
 Fuel                                                 10,698     10,172
 Other operating and general expenses                 18,235     17,450
 Maintenance                                           2,851      3,053
 Depreciation of utility plant                         9,376      9,105
 Taxes, other than on income                           6,688      7,192
 Income taxes (note 3)                                (1,252)    (1,385)
     Total operating expenses                         88,603     91,895

NET OPERATING INCOME                                  17,044     15,704

Other income, net of taxes (note 3)                       37          7

EARNINGS BEFORE INTEREST CHARGES
  AND CHANGE IN ACCOUNTING                            17,081     15,711

INTEREST CHARGES:
 Interest on long-term debt                           18,451     17,753
 Amortization of debt-related costs
   and other interest                                  1,006        950
 Allowance for borrowed funds
   used during construction                              (55)      (108)
     Total interest charges                           19,402     18,595

LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING                             (2,321)    (2,884)

Cumulative effect of change in
  accounting for unbilled revenues,
  net of taxes (notes 1, 3)                           8,445         -

NET EARNINGS (LOSS)                                   6,124      (2,884)

DIVIDENDS ON PREFERRED STOCK                            188         211

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK           $5,936     $(3,095)

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                 10,877      10,702

LOSS PER SHARE OF COMMON STOCK BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING                    $ (0.23)     $(0.29)

Cumulative effect of change in accounting
 for unbilled revenues per share of common stock       0.78         -

EARNINGS (LOSS) PER SHARE OF COMMON STOCK           $  0.55     $(0.29)

DIVIDENDS PER SHARE OF COMMON STOCK                 $  0.20     $0.4075



See accompanying Notes to Consolidated Financial Statements.

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
           Consolidated Statements of Cash Flows (Unaudited)

                                                    Three Months Ended
                                                         March 31,
                                                    1995          1994
                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                      $108,979    $104,158
 Power purchased for resale                         (42,828)    (44,828)
 Fuel costs paid                                     (9,515)    (11,404)
 Cash paid to other suppliers and for payroll       (20,892)    (19,635)
 Interest paid, net of amounts capitalized          (22,889)    (26,782)
 Income taxes paid                                     (905)       -
 Other taxes paid, net of amounts capitalized       (16,081)    (16,283)
 Other operating cash receipts and payments, net        447         496

NET CASH USED IN OPERATING ACTIVITIES                (3,684)    (14,278)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions  to  utility  plant, net of
    capitalized  depreciation and interest          (5,822)     (5,742)
 Purchases of temporary investments                 (9,997)        -
 Maturities of temporary investments                 5,636         -

NET CASH USED IN INVESTING ACTIVITIES              (10,183)     (5,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid on preferred and common stocks      (2,364)     (4,571)
 Issuances:
   Common stock                                        309         371
   Borrowings under secured notes payable           16,000      77,000
 Redemptions:
   Preferred stock                                    (300)       (300)
   Repayments under secured notes payable           (9,000)    (50,151)
   Other long-term debt                                -          (120)

NET CASH PROVIDED BY FINANCING ACTIVITIES            4,645      22,229
NET CHANGE IN CASH AND CASH EQUIVALENTS             (9,222)      2,209
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD    15,297      12,423
CASH AND CASH EQUIVALENTS AT END OF PERIOD          $6,075     $14,632

RECONCILIATION OF NET EARNINGS (LOSS)
  TO NET CASH USED IN OPERATING ACTIVITIES:
 Net earnings (loss)                                $6,124     $(2,884)
  Adjustments  to reconcile net earnings (loss)
    to net cash used in operating activities:
    Cumulative effect of change in accounting
     for unbilled  revenues, net of taxes           (8,445)        -
   Depreciation of utility plant                     9,376       9,105
    Amortization of debt-related costs
      and other deferred charges                     1,244       1,294
    Allowance for borrowed funds used
      during construction                              (55)       (108)
    Deferred income taxes (excluding
      cumulative effect of change in accounting)      (957)       (351)
   Investment tax credit adjustments                  (300)       (448)

 Cash flows impacted by changes in
   current assets and liabilities:
   Customer receivables                              3,752      (3,898)
   Accrued interest                                 (4,326)     (8,963)
   Accrued taxes                                    (9,453)     (9,407)
   Changes in other current assets and liabilities    (254)      1,515
 Other, net                                           (390)       (133)

NET CASH USED IN OPERATING ACTIVITIES              $(3,684)   $(14,278)



See accompanying Notes to Consolidated Financial Statements.


                TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      Consolidated Balance Sheets

                                           March 31, 1995    December 31,
  ASSETS                                     (Unaudited)         1994
                                                    (In Thousands)
  UTILITY PLANT:
  Electric plant                             $1,198,138       $1,192,277
  Construction work in progress                   2,105            3,816
     Total                                    1,200,243        1,196,093
  Less accumulated depreciation                 236,469          228,820
     Net utility plant                          963,774          967,273

  NONUTILITY PROPERTY, at cost                    1,206            1,308

  CURRENT ASSETS:
  Cash and cash equivalents                       6,075           15,297
  Temporary investments                          10,041            5,590
  Customer receivables (note 1)                  13,073            3,832
  Inventories, at lower of average
     cost or market:
    Fuel                                            976            1,157
    Materials and supplies                        7,495            7,527
  Deferred purchased power and fuel costs        15,113           15,258
  Accumulated deferred taxes
    on income (notes 1, 3)                          -              2,702
  Other current assets                            1,002            1,817
     Total current assets                        53,775           53,180

  REGULATORY TAX ASSETS                          17,299           17,304

  DEFERRED CHARGES                               31,610           32,727
                                             $1,067,664       $1,071,792

  CAPITALIZATION AND LIABILITIES

  CAPITALIZATION:
  Common stockholders' equity:
    Common stock - no par value per share.
    Shares authorized 50,000,000;
    issued 10,896,733 shares in 1995
    and 10,866,441 in 1994                     $134,426        $134,117
    Retained earnings (note 2)                   54,512          50,752
     Total common stockholders' equity          188,938         184,869

  Preferred stock                                 8,380           8,680
  Long-term debt, less current maturities       689,841         682,832
     Total capitalization                       887,159         876,381

  CURRENT LIABILITIES:
  Current maturities of long-term debt            2,670           2,670
  Accounts payable                               20,436          21,951
  Accrued interest                                7,367          11,693
  Accrued taxes (notes 1, 3)                      8,269          17,722
  Customers' deposits                             3,553           3,973
  Revenues subject to refund (note 4)             4,881           4,782
  Other current liabilities                      11,470          10,621
     Total current liabilities                   58,646          73,412

  REGULATORY TAX LIABILITIES                     47,688          47,307
  ACCUMULATED DEFERRED INCOME TAXES              47,021          46,960
  ACCUMULATED DEFERRED INVESTMENT TAX CREDITS    16,612          16,912
  DEFERRED CREDITS                               10,538          10,820
  COMMITMENTS AND CONTINGENCIES (notes 3, 4)
                                             $1,067,664      $1,071,792


  See accompanying Notes to Consolidated Financial Statements.

                                         Page 5



            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
           Consolidated Statements of Operations (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                     1995       1994
                                                      (In Thousands)

OPERATING REVENUES (note 1)                        $105,647   $107,599

OPERATING EXPENSES:
 Power purchased for resale                          42,007     46,308
 Fuel                                                10,698     10,172
 Other operating and general expenses                18,235     17,450
 Maintenance                                          2,851      3,053
 Depreciation of utility plant                        9,376      9,105
 Taxes, other than on income                          6,688      7,192
 Income taxes (note 3)                               (1,252)    (1,385)
  Total operating expenses                           88,603     91,895

NET OPERATING INCOME                                 17,044     15,704

Other income, net of taxes (note 3)                     204         93

EARNINGS BEFORE INTEREST
  CHARGES AND CHANGE IN ACCOUNTING                   17,248     15,797

INTEREST CHARGES:
 Interest on long-term debt                          18,451     17,753
 Amortization of debt-related costs
   and other interest                                 1,006        950
 Allowance for borrowed funds
    used during construction                            (55)      (108)
  Total interest charges                             19,402     18,595

LOSS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING                            (2,154)    (2,798)

Cumulative effect of change in
  accounting for unbilled revenues,
  net of taxes (notes 1, 3)                           8,445        -

NET EARNINGS (LOSS)                                   6,291     (2,798)

DIVIDENDS ON PREFERRED STOCK                            188        211

EARNINGS (LOSS) APPLICABLE TO COMMON STOCK           $6,103    $(3,009)


See accompanying Notes to Consolidated Financial Statements.


            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
           Consolidated Statements of Cash Flows (Unaudited)

                                                   Three Months Ended
                                                        March 31,
                                                     1995      1994
                                                     (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                      $108,979   $104,158
 Power purchased for resale                         (42,828)   (44,828)
 Fuel costs paid                                     (9,515)   (11,404)
 Cash paid to other suppliers and for payroll       (20,834)   (19,811)
 Interest paid, net of amounts capitalized          (22,889)   (26,782)
 Income taxes paid                                     (569)       -
 Other taxes paid, net of amounts capitalized       (16,488)   (16,209)
 Other operating cash receipts and payments, net        349        620

NET CASH USED IN OPERATING ACTIVITIES                (3,795)   (14,256)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to utility plant, net of
   capitalized depreciation and interest             (5,822)    (5,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid on preferred and common stocks         (188)    (4,611)
 Issuances:
   Borrowings under secured notes payable            16,000     77,000
 Redemptions:
   Preferred stock                                     (300)      (300)
   Repayments under secured notes payable            (9,000)   (50,151)
   Other long-term debt                                 -         (120)

NET CASH PROVIDED BY FINANCING ACTIVITIES             6,512     21,818

NET CHANGE IN CASH AND CASH EQUIVALENTS              (3,105)     1,820

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      8,614      2,078

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $5,509     $3,898


RECONCILIATION OF NET EARNINGS (LOSS)
  TO NET CASH USED IN OPERATING ACTIVITIES:
 Net earnings (loss)                                 $6,291    $(2,798)
 Adjustments to reconcile net earnings
   (loss) to net cash used in
   operating activities:
   Cumulative effect of change in
     accounting for unbilled revenues,
     net of taxes                                    (8,445)       -
   Depreciation of utility plant                      9,376     9,105
   Amortization of debt-related
     costs and other deferred charges                 1,244     1,294
   Allowance for borrowed funds
     used during construction                           (55)     (108)
   Deferred income taxes (excluding
     cumulative effect of change in
     accounting)                                     (1,112)     (335)
   Investment tax credit adjustments                   (299)     (443)

 Cash flows impacted by changes in
   current assets and liabilities:
   Customer receivables                               3,752    (3,898)
   Accrued interest                                  (4,326)   (8,963)
   Accrued taxes                                     (9,624)   (9,484)
   Changes in other current
     assets and liabilities                            (313)    1,508
 Other, net                                            (284)     (134)

NET CASH USED IN OPERATING ACTIVITIES               $(3,795) $(14,256)

See accompanying Notes to Consolidated Financial Statements.

                                Page 7

            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      Consolidated Balance Sheets

                                           March 31, 1995  December 31,
  ASSETS                                    (Unaudited)        1994
                                                  (In Thousands)
  UTILITY PLANT:
  Electric plant                            $1,198,138    $1,192,277
  Construction work in progress                  2,105         3,816
     Total                                   1,200,243     1,196,093
  Less accumulated depreciation                236,469       228,820
     Net utility plant                         963,774       967,273

  NONUTILITY PROPERTY, at cost                     183           183

  CURRENT ASSETS:
  Cash and cash equivalents                      5,509         8,614
  Customer receivables (note 1)                 13,073         3,832
  Inventories, at lower of average
    cost or market:
    Fuel                                           976         1,157
    Materials and supplies                       7,495         7,527
  Deferred purchased power and fuel costs       15,113        15,258
  Accumulated deferred taxes
    on income (notes 1, 3)                         -           2,702
  Other current assets                           1,200         1,958
     Total current assets                       43,366        41,048

  REGULATORY TAX ASSETS                         17,299        17,304

  DEFERRED CHARGES                              33,441        34,674
                                            $1,058,063    $1,060,482

  CAPITALIZATION AND LIABILITIES

  CAPITALIZATION:
  Common stockholder's equity:
    Common stock, $10 par value per share.
     Authorized 12,000,000 shares;
     issued 10,705 shares                       $  107        $  107
    Capital in excess of par value             175,111       175,111
    Retained earnings (note 2)                  16,662        10,559
     Total common stockholder's equity         191,880       185,777

  Redeemable cumulative preferred stock          8,380         8,680
  Long-term debt, less current maturities      689,841       682,832
     Total capitalization                      890,101       877,289

  CURRENT LIABILITIES:
  Current maturities of long-term debt           2,670         2,670
  Accounts payable                              20,436        21,951
  Accrued interest                               7,367        11,693
  Accrued taxes (notes 1, 3)                     7,274        16,898
  Customers' deposits                            3,553         3,973
  Revenues subject to refund (note 4)            4,881         4,782
  Other current liabilities                     11,470        10,622
     Total current liabilities                  57,651        72,589

  REGULATORY TAX LIABILITIES                    47,688        47,307
  ACCUMULATED DEFERRED INCOME TAXES             36,676        36,769
  ACCUMULATED DEFERRED INVESTMENT TAX CREDITS   15,409        15,708
  DEFERRED CREDITS                              10,538        10,820
  COMMITMENTS AND CONTINGENCIES (notes 3, 4)
                                            $1,058,063    $1,060,482


  See accompanying Notes to Consolidated Financial Statements.

                           Page 8

                TNP Enterprises, Inc. and Subsidiaries
            Texas-New Mexico Power Company and Subsidiaries
              Notes to Consolidated Financial Statements

(1)  Change in Accounting for Unbilled Revenues

Effective January 1, 1995 TNMP (including TNPE) changed its method of accounting for operating revenues from cycle billing to full accrual. This change required the recognition of $12,993,000 ($8,445,000, net of taxes) of additional revenues. Accruing unbilled revenues more closely matches revenues and expenses and more closely conforms to common utility industry practice. Unbilled revenues represent the estimated amount customers will be charged for service received, but not yet billed, as of the end of each month. Previously these revenues had been recognized based on amounts billed to customers from the monthly cycle of meter readings. Electric service provided to customers subsequent to billing dates through the end of each calendar month was recognized as operating revenues in the following month.

The change affected results of operations for the first quarter of 1995 as follows (in thousands except per share amounts):


 Recognized at January 1, 1995:                                      Amount     EPS
 Cumulative unbilled revenues recognized as of January 1, 1995      $12,993
       Less related income taxes                                      4,548
         Cumulative effect of change in accounting for
           unbilled revenues, net of taxes                            8,445   $0.78

       Recognized in the first quarter:
       Effect of change in accounting on operating
         revenues for the quarter                                    (1,975)
       Income tax benefit                                               691
         Effect of change in accounting included
           in net operating income                                   (1,284)  (0.12)
       Increase in net earnings                                      $7,161   $0.66

As shown above, the effect of the change increased net earnings by $7,161,000, of which $8,445,000 represents the cumulative effect of the change to increase net earnings at January 1, 1995 and $1,284,000 is the decrease in net operating income for the first quarter. Assuming the change in accounting was retroactively applied, net operating income for the 1994 first quarter would have decreased by $1,231,000. The pro forma effect of the change in accounting to results of operations are summarized below (in thousands except per share amounts):


                                                      TNPE                TNMP
                                                 1995     1994       1995       1994
  As reported:
  Earnings (loss) applicable to common stock    $5,936  $(3,095)  $  6,103    $(3,009)

  Earnings (loss) per share applicable
    to common stock                              $0.55  $ (0.29)

  Pro forma:
  Loss applicable to common stock              $(2,509) $(4,326)  $(2,342)    $(4,240)

  Loss per share applicable to common stock    $ (0.23) $ (0.40)

 (2) Retained Earnings

TNMP's first mortgage bond indenture restricts the payment of cash dividends on TNMP's common stock (which is wholly owned by TNPE). The restrictions do not permit TNMP to pay cash dividends to TNPE unless unrestricted retained earnings are available.

The restriction became operative during 1994 due to the recognition of $35.0 million of regulatory disallowances and precluded TNMP from paying cash dividends to TNPE until unrestricted retained earnings were available. The change in accounting to accrue unbilled revenues described in note 1 resulted in a $7.1 million increase in net earnings during the first quarter of 1995. Information concerning TNMP's unrestricted retained earnings is summarized below:


                                      Mar. 31, 1995        Dec. 31, 1994
                                                 (In Thousands)
     Total retained earnings             $16,662               $10,559
      Less restricted level
        required by bond indenture        13,879                13,696
     Unrestricted retained earnings       $2,783               $(3,137)


TNMP is able to pay cash dividends to TNPE only to the extent that unrestricted retained earnings are positive. Therefore, as of March 31, 1995 TNMP had the ability to pay dividends of $2.7 million to TNPE.

TNPE paid cash dividends to its shareholders from cash on hand at the parent company level during the period that TNMP was unable to pay cash dividends to TNPE.

(3)  Income Taxes

The components of income taxes for the three months ended March 31, 1995, and 1994, respectively, were as follows:

                                                 TNPE                TNMP
                                             1995    1994       1995     1994
                                                      (In Thousands)
  Taxes included in net operating income:
   Federal - current                        $ 359    $(607)     $359     $(607)
   Federal - deferred                      (1,312)    (335)   (1,312)     (335)
   ITC adjustments                           (299)    (443)     (299)     (443)
                                           (1,252)  (1,385)   (1,252)   (1,385)
  Taxes included in other income :
   Federal - current                          (70)      49       (55)       66
   Federal - deferred                         355      (16)      200       -
   ITC adjustments                             (1)      (5)      -         -
                                              284       28       145        66
  Taxes on cumulative effect of change in
    accounting, federal-deferred (note 1)   4,548       -      4,548       -
   Total income taxes                      $3,580  $(1,357)   $3,441   $(1,319)


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

Based   on  TNPE's  and  TNMP's  historical  and  projected  pretax earnings, management believes that both TNPE and TNMP more likely than not will realize the benefit of the deferred tax assets existing at March 31, 1995.

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

(4) Commitments and Contingencies

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The following discussion should be read in conjunction with the related consolidated financial statements and notes. References to "note(s)" will mean Notes to Consolidated Financial Statements.

     RESULTS OF OPERATIONS

     Since the operations of TNMP (the principal subsidiary) represent virtually all of TNPE's operations, this discussion focuses primarily on TNMP's operations.

     Overall Results

     TNPE's net earnings applicable to common stock were $5.9 million for the first quarter of 1995 ("current period") as compared to the loss applicable to common stock of $3.1 million for the first quarter of 1994 ("prior period"). The $9.0 million increase resulted primarily from the change in accounting. Excluding the one-time $7.1 million effect of the change in accounting described in note 1, results of operations improved $1.9 million. This improvement resulted primarily from rate increases granted late in 1994 which were partially offset by increased interest charges.


     Operating Revenues

     Excluding  the  effect of the change in accounting  described  in note 1, current period operating revenues of $107.6 million were comparable to the prior period. The change of accounting negatively impacted current period operating revenue by almost $2.0 million. The components of operating revenues are summarized in the following table (in thousands):


                                                              Variance:
                                      Current       Prior     Increase
                                      period        period   (Decrease)
          Total operating revenues   $105,647      $107,599   $(1,952)

          Effect of change in
            accounting for
            unbilled revenues           1,975            -      1,975

          Operating revenues before
            effect of change
            in accounting             107,622       107,599        23

          Less pass-through items:
           Power purchased for resale  42,007        46,308    (4,301)
           Fuel & standby power        11,484        10,477     1,007

          Base revenues               $54,131       $50,814    $3,317


     The change in accounting described in note 1 is not expected to materially affect total annual revenues as compared to the prior year. However, revenues in particular months are expected to fluctuate as compared to the same months in the prior year. This fluctuation is due to the effect of monthly weather patterns.

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

     Although total operating revenues before the effect of change in accounting increased slightly, base revenues were $3.3 million higher than the prior period. Base revenues increased primarily due to annualized rate increases in both Texas ($17.5 million) and New Mexico ($0.4 million). These rate increases resulted from settlement agreements in October 1994 and May 1994, respectively.

     Current period sales of 1,475 GWH, a 1.6% improvement over prior period sales, contributed $0.5 million to the increase in base revenues. The increase in sales resulted from a 2.1% increase in total customers and more consumption by commercial and industrial users. However, residential sales were 3.7% lower than in the prior period due to milder temperatures in the current period.

     Operating Expenses

     TNMP's current period operating expenses decreased by $3.3 million as compared to the prior period. The decrease is primarily due to lower pass-through expenses. Excluding the effect of pass-through items ($3.3 million decrease), other current period operating expenses were comparable to prior period.

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

     FINANCIAL CONDITION

     Liquidity

     TNMP believes that cash flow from operations and periodic borrowings under its Unit 2 Credit Agreement will be sufficient to meet working capital requirements and planned capital expenditures at least through December 1996. TNMP has sufficient liquidity to satisfy the possibility of adverse rulings, if any, for the contingencies described in notes 3 and 4.

     As of March 31, 1995, available unused credit under the Unit 2 Credit Agreement was $55.5 million, subject to interest coverage and equity ratio tests. Management is investigating alternative credit arrangements to lower interest expense and gain additional financial flexibility.

     Common Stock Dividend

     At March 31, 1995, TNPE had unconsolidated cash and investments of approximately $10.5 million and TNMP had unrestricted retained earnings of $2.7 million available for cash dividends to TNPE. These amounts would be more than sufficient to pay dividends at the current level for the remainder of the year.

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

        The following exhibits are incorporated by reference to the exhibits with the same exhibit number designation in TNPE's and TNMP's original Form 10-Q for the quarter ended March 31, 1995:

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

        The following exhibits are filed with this report:
       18      Letter re Change in Accounting Principle
     27(a)     Financial Data Schedule for TNPE
     27(b)     Financial Data Schedule for TNMP
     99(a)     Discussion of Private Letter Ruling  on  ITC
               (incorporated  by  reference to the last  paragraph  on
               page  50  of  TNPE's  and TNMP's 1994  Combined  Annual
               Report on Form 10-K)
     99(b)     Sale   of   Texas   Panhandle   Properties
               (incorporated by reference to page 52 of TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K)
     99(c)     Exhibit Index (incorporated by reference  to
               pages  56  to  67  of TNPE's and TNMP's  1994  Combined
               Annual Report on Form 10-K)
     *         Management contracts.

     (b)   Reports on Form 8-K

           None.

                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                   TNP ENTERPRISES, INC.


                               By  \s\ Monte W. Smith
                                   Monte W. Smith
Date:   August 8, 1995             Treasurer and as Chief Accounting Officer


(Registrant)                   TEXAS-NEW MEXICO POWER COMPANY


                               By  \s\ Monte W. Smith
                                   Monte W. Smith
Date:   August  8,  1995           Controller and as Chief Accounting Officer