Form 10-Q
period 1995-06-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1995-08-09
CIK 741612, 22767

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
(X)  COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995

                               or

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

TNP Enterprises, Inc. had 10,907,896 shares of common stock outstanding as of July 26, 1995.

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

Texas-New Mexico Power Company had 10,705 shares of common stock outstanding as of July 26, 1995.

                 TNP Enterprises Inc. and Subsidiaries
            Texas-New Mexico Power Company and Subsidiaries
Combined Quarterly Report on Form 10-Q for the period ended June 30, 1995


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


                           TABLE OF CONTENTS


                    PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements.
           (Unaudited for Periods Ended June 30, 1995, and 1994)

       TNP Enterprises, Inc. ("TNPE") and Subsidiaries:

           Consolidated Statements of Operations
            Three- and Six-Month Periods Ended June 30, 1995, and 1994      3

           Consolidated Statements of Cash Flows
           Six-Month Periods Ended June 30, 1995, and 1994                  4

           Consolidated Balance Sheets
           June 30, 1995, and December 31, 1994                             5


       Texas-New Mexico Power Company ("TNMP") and Subsidiaries:

           Consolidated Statements of Operations
            Three- and Six-Month Periods Ended June 30, 1995, and 1994      6

           Consolidated Statements of Cash Flows
           Six-Month Periods Ended June 30, 1995, and 1994                  7

           Consolidated Balance Sheets
           June 30, 1995, and December 31, 1994                             8


           Notes to Consolidated Financial Statements                       9

Item 2.    Management's   Discussion   and   Analysis   of   Financial
           Condition and Results of Operations.                            12


                      PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings.                                              15

Item 6.    Exhibits and Reports on Form 8-K.                               15

           (a) Exhibits                                                    15

           (b) Reports on Form 8-K                                         15

           Signature page (TNPE and TNMP)                                  16

                    PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

The following interim consolidated financial statements of TNPE and subsidiaries and TNMP and subsidiaries are unaudited. They reflect a change in accounting in 1995, as described in note 1 of Notes to Consolidated Financial Statements, and the recognition of regulatory disallowances in 1994. In management's opinion, the financial statements reflect all other adjustments (consisting only of normal recurring accruals) necessary to state fairly results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods, due in part to seasonal revenue fluctuations. Amounts shown for TNPE and TNMP at December 31, 1994, are based on audited consolidated financial statements appearing in TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K.

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations (Unaudited)

                                         Three Months Ended        Six Months Ended
                                             June 30,                  June 30,
                                        1995           1994       1995         1994
                                          (In Thousands Except Per Share Amounts)
OPERATING REVENUES                    $121,237       $111,046   $226,884    $ 218,645

OPERATING EXPENSES:
 Power purchased for resale             44,648         45,694     86,655       92,002
 Fuel                                   11,527         10,757     22,225       20,929
 Other operating and general expenses   17,578         18,403     35,813       35,853
 Maintenance                             2,873          3,008      5,724        6,061
 Depreciation of utility plant           9,538          9,222     18,914       18,327
 Taxes, other than on income             7,020          7,398     13,708       14,590
 Income taxes (note 3)                   2,953         (1,058)     1,701       (2,443)
   Total operating expenses             96,137         93,424    184,740      185,319

NET OPERATING INCOME                    25,100         17,622     42,144       33,326

OTHER INCOME (LOSS):
 Recognition of regulatory
   disallowances, net of taxes (note 3)     -         (20,505)        -       (20,505)
 Other income and deductions,
   net of taxes (note 3)                    90             65        127           72
   Other income (loss), net of taxes        90        (20,440)       127      (20,433)

EARNINGS (LOSS) BEFORE INTEREST
  CHARGES AND CHANGE IN ACCOUNTING      25,190         (2,818)    42,271       12,893

INTEREST CHARGES:
 Interest on long-term debt             18,138         17,939     36,589       35,692
 Other interest and amortization
   of debt-related costs                   953            950      1,959        1,900
 Allowance for borrowed funds
   used during construction                (32)           (53)       (87)        (161)
   Total interest charges               19,059         18,836     38,461       37,431

EARNINGS (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING         6,131        (21,654)     3,810      (24,538)

Cumulative effect of change in
  accounting for unbilled revenues,
  net of taxes (notes 1, 3)                 -              -       8,445           -

NET EARNINGS (LOSS)                      6,131        (21,654)    12,255      (24,538)

Dividends on preferred stock               180            201        368          412

EARNINGS (LOSS) APPLICABLE
  TO COMMON STOCK                       $5,951       $(21,855)   $11,887     $(24,950)

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                     10,901         10,725    10,889        10,713

EARNINGS (LOSS) PER SHARE OF
  COMMON STOCK BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING         $0.54         $(2.04)    $0.31        $(2.33)

Cumulative effect of change in
  accounting for unbilled revenues
  per share of common stock                 -              -       0.78            -

EARNINGS (LOSS) PER SHARE
  OF COMMON STOCK                        $0.54         $(2.04)    $1.09        $(2.33)

DIVIDENDS PER SHARE OF COMMON STOCK     $ 0.20        $0.4075    $ 0.40       $0.8150

See accompanying Notes to Consolidated Financial Statements.

                           TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows (Unaudited)

                                                    Six Months Ended
                                                   June 30,  June 30,
                                                     1995         1994
                                                       (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                      $224,086     $215,933
 Power purchased for resale                         (88,301)     (93,419)
 Fuel costs paid                                    (20,460)     (23,596)
 Cash paid to other suppliers and for payroll       (30,345)     (38,298)
 Interest paid, net of amounts capitalized          (36,819)     (36,290)
 Income taxes paid                                     (895)         (50)
 Other taxes paid, net of amounts capitalized       (19,190)     (20,367)
 Other operating cash receipts and payments, net        855          663

NET CASH PROVIDED BY OPERATING ACTIVITIES            28,931        4,576

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to utility plant, net of
  capitalized depreciation and interest             (13,006)     (13,082)
 Purchases of temporary investments                 (10,859)         -
 Maturities of temporary investments                  8,414          -
NET CASH USED IN INVESTING ACTIVITIES               (15,451)     (13,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid on preferred and common stocks       (4,650)      (9,143)
 Issuances:
   Common stock                                         494          748
   Borrowings under secured notes payable            20,000      113,500
 Redemptions:
   Preferred stock                                   (1,100)        (700)
   Repayments under secured notes payable           (33,000)     (92,029)
   Other long-term debt                              (1,045)        (120)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                              (19,301)      12,256

NET CHANGE IN CASH AND CASH EQUIVALENTS              (5,821)       3,750
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     15,297       12,423
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $9,476      $16,173

RECONCILIATION OF NET EARNINGS (LOSS) TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
 Net earnings (loss)                                $12,255     $(24,538)
 Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
   Cumulative effect of change
    in accounting for unbilled
    revenues, net of taxes                           (8,445)         -
   Depreciation of utility plant                     18,914      18,327
   Amortization of debt-related costs
     and other deferred charges                       2,480       2,792
   Allowance for borrowed funds used
     during construction                                (87)       (161)
   Deferred income taxes (excluding
     effect of change in accounting)                    328     (11,301)
   Investment tax credit adjustments                   (111)       (937)
   Recognition of regulatory disallowances              -        31,546

 Cash flows impacted by changes in current
   assets and liabilities:
   Customer receivables                              (2,018)     (3,331)
   Accounts payable                                   5,334       4,600
   Accrued taxes                                     (4,266)     (6,653)
   Changes in other current assets and liabilities    4,782      (4,942)
 Other, net                                            (235)       (826)

NET CASH PROVIDED BY OPERATING ACTIVITIES           $28,931      $4,576





See accompanying Notes to Consolidated Financial Statements.

                       TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                 June 30,1995       December 31,
                                                 (Unaudited)            1994
                                                           (In Thousands)

ASSETS
UTILITY PLANT:
 Electric plant                                  $1,202,910             $1,192,277
 Construction work in progress                        2,233                  3,816
     Total                                        1,205,143              1,196,093
 Less accumulated depreciation                      243,691                228,820
     Net utility plant                              961,452                967,273

NONUTILITY PROPERTY, at cost                          1,205                  1,308

CURRENT ASSETS:
 Cash and cash equivalents                            9,476                 15,297
 Temporary investments                                8,035                  5,590
 Customer receivables (note 1)                       18,843                  3,832
 Inventories, at lower of average cost or market:
   Fuel                                               1,020                  1,157
   Materials and supplies                             7,844                  7,527
 Deferred purchased power and fuel costs             15,124                 15,258
 Accumulated deferred taxes on income                    52                  2,702
 Other current assets                                 1,660                  1,817
     Total current assets                            62,054                 53,180

REGULATORY TAX ASSETS                                16,968                 17,304
DEFERRED CHARGES                                     30,570                 32,727
                                                 $1,072,249             $1,071,792

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholders' equity:
   Common stock - no par value per share.
   Shares authorized 50,000,000; issued
   10,907,896 shares in 1995 and 10,866,441
   in 1994                                         $134,611               $134,117
   Retained earnings (note 2)                        58,357                 50,752
     Total common stockholders' equity              192,968                184,869

 Preferred stock                                      7,580                  8,680
 Long-term debt, less current maturities            668,880                682,832
     Total capitalization                           869,428                876,381

CURRENT LIABILITIES:
 Current maturities of long-term debt                 2,595                  2,670
 Accounts payable                                    27,285                 21,951
 Accrued interest                                    11,633                 11,693
 Accrued taxes                                       13,456                 17,722
 Customers' deposits                                  3,193                  3,973
 Revenues subject to refund (note 4)                  4,980                  4,782
 Other current liabilities                           15,934                 10,621
     Total current liabilities                       79,076                 73,412

REGULATORY TAX LIABILITIES                           46,852                 47,307
ACCUMULATED DEFERRED INCOME TAXES                    49,302                 46,960
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS          16,802                 16,912
DEFERRED CREDITS                                     10,789                 10,820
COMMITMENTS AND CONTINGENCIES (notes 3, 4)
                                                 $1,072,249             $1,071,792


See accompanying Notes to Consolidated Financial Statements.


                     TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                  (a wholly owned subsidiary of TNP Enterprises, Inc.)
                    Consolidated Statements of Operations (Unaudited)

                                     Three Months Ended        Six Months Ended
                                         June 30,                     June 30,
                                     1995          1994        1995        1994
                                                     (In Thousands)

OPERATING REVENUES                $121,237       $111,046    $226,884    $218,645

OPERATING EXPENSES:
 Power purchased for resale         44,648         45,694      86,655      92,002
 Fuel                               11,527         10,757      22,225      20,929
 Other operating and
   general expenses                 17,578         18,403      35,813      35,853
 Maintenance                         2,873          3,008       5,724       6,061
 Depreciation of utility plant       9,538          9,222      18,914      18,327
 Taxes, other than on income         7,020          7,398      13,708      14,590
 Income taxes (note 3)               2,953         (1,058)      1,701      (2,443)
  Total operating expenses          96,137         93,424     184,740     185,319

NET OPERATING INCOME                25,100         17,622      42,144      33,326

OTHER INCOME (LOSS):
 Recognition of regulatory
  disallowances, net of
  taxes (note 3)                       -          (20,505)        -       (20,505)
 Other income and deductions,
   net of taxes (note 3)               127            118        331          211
   Other income (loss), net of taxes   127        (20,387)       331      (20,294)

EARNINGS BEFORE INTEREST CHARGES
  AND CHANGE IN ACCOUNTING          25,227         (2,765)    42,475       13,032

INTEREST CHARGES:
 Interest on long-term debt         18,138         17,939     36,589       35,692
 Other interest and amortization
   of debt-related costs               953            950      1,959        1,900
 Allowance for borrowed funds
   used during construction            (32)           (53)       (87)        (161)
  Total interest charges            19,059         18,836     38,461       37,431

EARNINGS (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING     6,168        (21,601)     4,014      (24,399)

Cumulative effect of change
  in accounting for unbilled
  revenues, net of taxes
  (notes 1, 3)                         -              -        8,445         -

NET EARNINGS (LOSS)                  6,168        (21,601)    12,459      (24,399)

Dividends on preferred stock           180            201        368          412

EARNINGS (LOSS) APPLICABLE
  TO COMMON STOCK                 $  5,988       $(21,802)   $12,091     $(24,811)


See accompanying Notes to Consolidated Financial Statements.


                TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                Consolidated Statements of Cash Flows (Unaudited)

                                                    Six Months Ended
                                                   June 30,  June 30,
                                                     1995      1994
                                                     (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                      $224,086  $215,933
 Power purchased for resale                         (88,301)  (93,419)
 Fuel costs paid                                    (20,461)  (23,596)
 Cash paid to other suppliers and for payroll       (30,066)  (38,063)
 Interest paid, net of amounts capitalized          (36,819)  (36,290)
 Income taxes paid                                     (559)      (50)
 Other taxes paid, net of amounts capitalized       (19,416)  (20,142)
 Other operating cash receipts and payments, net        596       648

NET CASH PROVIDED BY OPERATING ACTIVITIES            29,060     5,021

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to utility plant, net of
   capitalized depreciation and interest            (13,006)  (13,082)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid on preferred and common stocks         (368)   (9,212)
 Issuances:
   Borrowings under secured notes payable            20,000   113,500
 Redemptions:
   Preferred stock                                   (1,100)     (700)
   Repayments under secured notes payable           (33,000)  (92,029)
   Other long-term debt                              (1,045)     (120)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                              (15,513)   11,439

NET CHANGE IN CASH AND CASH EQUIVALENTS                 541     3,378
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      8,614     2,078
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $9,155    $5,456


RECONCILIATION OF NET EARNINGS (LOSS)
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
 Net earnings (loss)                                $12,459 $(24,399)
 Adjustments to reconcile net earnings
   (loss) to net cash provided by
   operating activities:
   Cumulative effect of change in
     accounting for unbilled revenues,
     net of taxes                                   (8,445)     -
   Depreciation of utility plant                    18,914    18,327
   Amortization of debt-related costs
     and other deferred charges                      2,480     2,792
   Allowance for borrowed funds
     used during construction                          (87)     (161)
   Deferred income taxes (excluding
     effect of change in accounting)                   180   (11,269)
   Investment tax credit adjustments                  (107)     (927)
   Recognition of regulatory disallowances              -     31,546

 Cash flows impacted by changes in current
    assets and liabilities:
   Customer receivables                             (2,018)   (3,331)
   Accounts payable                                  5,334     4,600
   Accrued taxes                                    (4,373)   (6,621)
   Changes in other current assets and liabilities   4,944    (4,710)
 Other, net                                           (221)     (826)

NET CASH PROVIDED BY OPERATING ACTIVITIES          $29,060    $5,021



See accompanying Notes to Consolidated Financial Statements.


            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      Consolidated Balance Sheets

                                                 June 30, 1995    December 31,
                                                  (Unaudited)         1994
                                                           (In Thousands)
ASSETS
UTILITY PLANT:
 Electric plant                                    $1,202,910      $1,192,277
 Construction work in progress                          2,233           3,816
     Total                                          1,205,143       1,196,093
 Less accumulated depreciation                        243,691         228,820
     Net utility plant                                961,452         967,273

NONUTILITY PROPERTY, at cost                              183             183

CURRENT ASSETS:
 Cash and cash equivalents                              9,155           8,614
 Customer receivables (note 1)                         18,843           3,832
 Inventories, at lower of average cost or market:
   Fuel                                                 1,020           1,157
   Materials and supplies                               7,844           7,527
 Deferred purchased power and fuel costs               15,124          15,258
 Accumulated deferred taxes on income                      52           2,702
 Other current assets                                   1,636           1,958
     Total current assets                              53,674          41,048

REGULATORY TAX ASSETS                                  16,968          17,304
DEFERRED CHARGES                                       32,402          34,674
                                                   $1,064,679      $1,060,482

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholder's equity:
   Common stock, $10 par value per share.
     Authorized 12,000,000 shares;
      issued 10,705 shares                           $    107          $  107
   Capital in excess of par value                     175,111         175,111
   Retained earnings (note 2)                          22,650          10,559
     Total common stockholder's equity                197,868         185,777

 Redeemable cumulative preferred stock                  7,580           8,680
 Long-term debt, less current maturities              668,880         682,832
     Total capitalization                             874,328         877,289

CURRENT LIABILITIES:
 Current maturities of long-term debt                   2,595           2,670
 Accounts payable                                      27,285          21,951
 Accrued interest                                      11,633          11,693
 Accrued taxes                                         12,525          16,898
 Customers' deposits                                    3,193           3,973
 Revenues subject to refund (note 4)                    4,980           4,782
 Other current liabilities                             15,934          10,622
     Total current liabilities                         78,145          72,589

REGULATORY TAX LIABILITIES                             46,852          47,307
ACCUMULATED DEFERRED INCOME TAXES                      38,964          36,769
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS            15,601          15,708
DEFERRED CREDITS                                       10,789          10,820
COMMITMENTS AND CONTINGENCIES (notes 3, 4)
                                                   $1,064,679      $1,060,482


 See accompanying Notes to Consolidated Financial Statements.

               TNP Enterprises Inc. and Subsidiaries
            Texas-New Mexico Power Company and Subsidiaries
              Notes to Consolidated Financial Statements

(1)  Change in Accounting for Unbilled Revenues

Effective January 1, 1995, TNMP changed its method of accounting for operating revenues from cycle billing to full accrual. This change required the recognition of $12,993,000 ($8,445,000, net of taxes) of additional revenues. Accruing unbilled revenues more closely matches revenues and expenses and more closely conforms to common utility industry practice. Unbilled revenues represent the estimated amount customers will be charged for service received, but not yet billed, as of the end of each month. Previously these revenues were recognized as operating revenues in the following month.

The effect of the change increased net earnings by $3,769,000 for the second quarter and by $10,931,000 for the six months ended June 30, 1995. The $10,931,000 six-month period increase is comprised of the $8,445,000 cumulative effect of the change to increase net earnings at January 1, 1995, and $2,486,000 in net operating income. Assuming the change in accounting was retroactively applied, net operating income for the 1994 second quarter and six months ended June 30, 1994, would have increased by $3,559,000 and $2,328,000, respectively. The pro forma effect of the change in accounting to results of operations is summarized below (in thousands except per share amounts):

                                                            Three Months Ended June 30,

                                                         TNPE                     TNMP
                                                    1995      1994          1995       1994
  As reported:
  Earnings (loss) applicable to common stock       $5,951   $(21,855)    $ 5,988    $(21,802)
  Earnings (loss) per share applicable
    to common stock                                $ 0.54   $  (2.04)

  Pro forma:
  Earnings (loss) applicable to common stock       $5,951   $(18,296)    $ 5,988    $(18,243)
  Earnings (loss) per share applicable
    to common stock                                $ 0.54   $  (1.71)

                                                             Six Months Ended June 30,
                                                        TNPE                     TNMP
                                                   1995       1994         1995        1994
  As reported:
  Earnings (loss) applicable to common stock      $11,887   $(24,950)    $12,091    $(24,811)
  Earnings (loss) per share applicable
    to common stock                               $  1.09   $  (2.33)

  Pro forma:
  Earnings (loss) applicable to common stock      $ 3,442   $(22,622)    $ 3,646    $(22,483)
  Earnings (loss) per share applicable
    to common stock                               $  0.31   $  (2.11)

(2) Retained Earnings

TNMP is able to pay cash dividends to TNPE to the extent that unrestricted retained earnings are positive. The change in accounting to accrue unbilled revenues described in note 1 resulted in a $10.9 million increase in net earnings during the first six months of 1995. As a result of this change and second quarter results, TNMP had the ability to pay dividends of $7.9 million to TNPE at June 30, 1995, as summarized below:

                                 June 30, 1995     Dec. 31, 1994
                                        (In Thousands)
     Total retained earnings         $22,650      $10,559
     Less restricted level required
       by bond indenture              14,679       13,696

     Unrestricted retained earnings   $7,971      $(3,137)

TNMP's first mortgage bond indenture restricts the payment of cash dividends on TNMP's common stock (which is wholly owned by TNPE). The restrictions do not permit TNMP to pay cash dividends to TNPE unless unrestricted retained earnings are available.

The restriction became operative during 1994 due to the recognition of $35.0 million of regulatory disallowances ($20.5 million, net of taxes) as discussed in the 1994 Combined Annual Report on Form 10-K and precluded TNMP from paying cash dividends to TNPE until unrestricted retained earnings were available. TNPE paid cash dividends to its shareholders from cash on hand at the parent company level during the period that TNMP was unable to pay cash dividends to TNPE.

(3)  Income Taxes

The components of income taxes were as follows:

                                                     Three Months Ended June 30,
                                                   TNPE                 TNMP
                                               1995     1994       1995      1994
                                                           (In Thousands)
  Taxes included in net operating income:
   Federal - current                         $1,670     $(737)     $1,670     $(737)
   State - current                              -          56         -          56
   Federal - deferred                         1,091       107       1,091       107
   Investment tax credit
     ("ITC") adjustments                        192      (484)        192      (484)
                                              2,953    (1,058)      2,953    (1,058)
  Taxes included in other income :
   Federal - current                            (77)       58         (82)       74
   Federal - deferred                           194   (11,057)        201   (11,041)
   ITC adjustments                               (3)       (5)         -        -
                                                114   (11,004)        119   (10,967)
   Total income taxes                        $3,067  $(12,062)     $3,072  $(12,025)

                                                     Six Months Ended June 30,
                                                  TNPE                  TNMP
                                              1995     1994         1995     1994
                                                         (In Thousands)
  Taxes included in net operating income:
   Federal - current                        $2,029   $(1,344)     $2,029   $(1,344)
   State - current                             -          56         -          56
   Federal - deferred                         (221)     (228)       (221)     (228)
   ITC adjustments                            (107)     (927)       (107)     (927)
                                             1,701    (2,443)      1,701    (2,443)
  Taxes included in other income :
   Federal - current                          (147)      107        (137)      140
   Federal - deferred                          549   (11,073)        401   (11,041)
   ITC adjustments                              (4)      (10)        -         -
                                               398   (10,976)        264   (10,901)
  Taxes on cumulative effect of change in
    accounting, federal - deferred (note 1)  4,548       -         4,548       -
   Total income taxes                       $6,647  $(13,419)     $6,513  $(13,344)

The following summarizes federal tax carryforwards as of June 30, 1995:

                                       TNPE      TNMP
                                       (In Thousands)
Net operating loss
 Amount                              $53,544     $69,022
 First year of expiration period        2008        2006
   Last year of expiration period       2010        2010
  Minimum tax credits
   Amount                            $11,791     $16,712
   Expiration period                   none        none
  ITC
   Amount                            $17,043     $18,242
   Expiration period                    2005        2005

Based on TNPE's and TNMP's historical and projected pretax earnings, management believes that both TNPE and TNMP more likely than not will realize the benefit of the deferred tax assets existing at June 30, 1995.

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

Revenues Subject to Refund

At June 30, 1995, revenues subject to refund totaled $4.9 million under an income tax-related issue from a Texas rate case. The revenues subject to refund, which were billed from 1991 through October 1, 1994, have been excluded from results of operations. Recognition of these revenues is conditioned upon TNMP obtaining a private letter ruling from the IRS supporting TNMP's position on certain related income tax consequences.

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

RESULTS OF OPERATIONS

Overall Results

TNPE's earnings applicable to common stock were $6.0 million for the second quarter of 1995 ("current quarter") as compared to the loss applicable to common stock of $21.8 million for the second quarter of 1994 ("prior quarter"). The $27.8 million increase in earnings reflects both the change in accounting for unbilled revenues described in note 1, which increased current quarter earnings by $3.8 million, and the 1994 recognition of regulatory disallowances which decreased prior quarter earnings by $20.5 million. Excluding the effects of the change in accounting and the regulatory disallowances, results of operations improved by $3.5 million. This improvement resulted primarily from the rate increase granted late in 1994.

For the six-month period ended June 30, 1995 ("current six-month period"), TNPE's earnings applicable to common stock were $11.9 million as compared to the loss applicable to common stock of $24.9 million for the same period ended June 30, 1994 ("prior six-month period"). Excluding the effects of the change in accounting of $10.9 million described in note 1 and the 1994 regulatory disallowances, results of operations improved by $5.4 million. This improvement resulted primarily from the previously discussed rate increase offset by increased interest charges of $1.0 million. Interest charges increased due to higher interest rates under the Unit 2 Credit Agreement.

Since the operations of TNMP (the principal subsidiary) represent virtually all of TNPE's operations, this discussion focuses primarily on TNMP's operations.

Operating Revenues

The components of operating revenues are summarized in the following table (in thousands):

                                           Three Months Ended June 30,       Six Months Ended June 30,
                                                              Increase                         Increase
                                          1995        1994   (Decrease)     1995       1994   (Decrease)
     Total operating revenues            $121,237   $111,046   $10,191    $226,884   $218,645   $8,239
     Effect of change in accounting
       for unbilled revenues               (5,799)      -       (5,799)     (3,824)      -      (3,824)
     Operating revenues excluding the
       effect of change in accounting     115,438    111,046     4,392     223,060    218,645    4,415

     Less pass-through items:
      Power purchased for resale           44,648     45,694    (1,046)     86,655     92,002   (5,347)
      Fuel                                 10,506      9,867       639      20,228     19,097    1,131
      Standby power                         1,268      2,239      (971)      3,030      3,415     (385)

        Total pass-through items           56,422     57,800    (1,378)    109,913    114,514   (4,601)

     Base revenues-billed                 $59,016    $53,246    $5,770    $113,147   $104,131   $9,016

The change in accounting described in note 1 was applied retroactively to January 1, 1995, and increased operating revenues for the current quarter and current six-month period by $5.8 million and $3.8 million, respectively. The change in accounting is not expected to materially affect total annual revenues as compared to the prior fiscal year. However, revenues in particular months are expected to fluctuate as compared to the same months in the prior year due to the seasonal variation in sales.

Pass-through items are the portion of operating revenues that recover from customers the costs of power purchased for resale, fuel, and standby power. These items affect customer rates but do not affect operating income. Explanations for the quarterly and six-month period variances are discussed under "Results of Operations -- Operating Expenses."

Excluding the effect of the change in accounting and pass-through items, current quarter and six-month period base revenues exceeded the corresponding periods last year by $5.8 million and $9.0 million, respectively. The base revenue increases are primarily due to annualized rate increases in both
Texas ($17.5 million) and New Mexico ($0.4 million). These rate increases resulted from settlement agreements in October 1994 and May 1994, respectively.

Current quarter sales of 1,565 GWH represented a 0.5% improvement over prior quarter sales and contributed $0.3 million to the increase in base revenues. The increase in sales resulted from a 2.2% increase in total customers and more consumption by residential (7.0%) and commercial (6.2%) customers. However, industrial sales were 6.8% lower than in the prior quarter due to higher than normal standby sales to a cogenerating customer during the prior quarter.

Current six-month period sales of 3,040 GWH represented a 1.0% improvement over prior six-month period sales and contributed $0.8 million to the increase in base revenues. The increase in sales resulted from the increase in total customers and more consumption by residential (1.5%) and commercial (4.6%) customers. However, industrial sales were 1.3% lower than in the prior six-month period due to higher than normal standby sales to a cogenerating customer during the second quarter of 1994.

Operating Expenses

Current quarter operating expenses increased by $2.7 million as compared to the prior quarter. The increase is primarily due to increased income tax expense of $4.0 million offset by lower pass-through expenses of $1.4 million.

Current six-month period operating expenses decreased by $0.6 million as compared to the prior six-month period. The decrease is primarily due to decreased pass-through expenses of $4.6 million offset by increased income tax expense of $4.1 million.

Income Taxes. The income tax expense increases are due to improved operating results and the change in accounting for unbilled revenues.

Pass-through Expenses. Pass-through expenses consist of power purchased for resale, fuel, and standby power.

Power purchased for resale in the current quarter and current six-month period decreased $1.0 million and $5.3 million, respectively, as compared to the corresponding periods last year. The decrease in power purchased for resale resulted from TNMP exercising rights under its New Mexico purchased power contracts to shift purchases to lower cost suppliers. TNMP's customers directly benefit from this reduction as these expenses are recovered through adjustment clauses. Also, TNMP recently undertook similar action in Texas to reduce the cost of power purchased for resale for supplemental summer peaking capacity. This arrangement became effective May 1, 1995, and is expected to result in additional cost savings of $8.0 million annually. See "Item 1. Legal Proceedings." in Part II regarding purchases from Texas Utilities Electric Company.

Increases in fuel expense in the current quarter and current six-month period were $0.6 million and $1.1 million, respectively, and are directly related to an increased fixed fuel recovery factor approved by the Public Utility Commission of Texas ("PUCT") in connection with the 1994 Texas rate case settlement. The majority of TNMP's fuel expense is equal to the amount recovered in revenues and any difference from actual costs is deferred until a new factor is established under a fuel factor reconciliation hearing.

Standby power in the current quarter and current six-month period decreased by $1.0 million and $0.4 million, respectively, as compared to the corresponding periods last year due to higher than normal standby sales to a cogenerating customer during the prior quarter.

During May 1995, TNMP and Rayburn Country Electric Cooperative, a cooperatively owned generation and transmission association, commenced a joint study to determine the feasibility and economic benefits of forming a power pool. Whether a power pool will be formed and provide economic benefits is currently unknown.

Other Operating Expenses. Other operating expenses in the current quarter and current six-month period were comparable to the corresponding periods last year. Direct payroll expenses decreased in the current quarter and current six-month period by $0.7 million and $1.5 million, respectively, as a result of the 1994 reorganization. Increases in certain employee benefits and customer collection costs offset the payroll decreases.

FINANCIAL CONDITION

Liquidity

TNMP believes that cash flow from operations and periodic borrowings under its Unit 2 Credit Agreement will be sufficient to meet working capital requirements and planned capital expenditures at least through December 1996. TNMP has sufficient liquidity to satisfy the possibility of adverse rulings, if any, for the contingencies described in notes 3 and 4.

As of June 30, 1995, available unused credit under the Unit 2 Credit Agreement was $75.5 million, subject to interest coverage and equity ratio tests. Management is currently negotiating an alternative credit arrangement to lower interest expense and gain additional financial flexibility. This new arrangement should be finalized by year-end.

Common Stock Dividend

At June 30, 1995, TNPE had unconsolidated cash and investments of approximately $8.3 million and TNMP had unrestricted retained earnings of $7.9 million available for cash dividends to TNPE. These amounts are more than sufficient to pay dividends at the current level for the remainder of the year.

Sale of Texas Panhandle Properties

The discussion in TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K at page 52 concerning the anticipated sale of the Panhandle properties is incorporated in this report by reference.

                        PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          The discussion in TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K at page 52 concerning its wholesale purchased power agreement with Texas Utilities Electric Company ("TU") is incorporated in this report by reference.

          During July 1995, TNMP issued requests for proposals for purchased power resources during 1996 through 2004 to replace power currently purchased from TU.

          On July 28, 1995, TNMP filed proceedings with the PUCT and in a Texas state district court to declare TNMP's wholesale purchased power agreement with TU null and void. In its complaint before the PUCT, TNMP asserts that the terms of the agreement are against public policy and violate Texas law. TNMP requests the state court to declare that provisions in the TU agreement prohibiting TNMP from disclosing the agreement's terms and filing the agreement for regulatory review are against public policy and violate Texas law.

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

     99(b)     Sale of Texas Panhandle Properties
               (incorporated by reference to page 52 of TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K)

     99(c) Exhibit Index (incorporated by reference to pages 56 to 67 of TNPE's and TNMP's 1994 Combined
               Annual Report on Form 10-K)

     99(d)     Discussion of Wholesale Purchased Power
               Agreements with TU (incorporated by reference to the fourth paragraph on page 52 of TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K)

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