Form 10-Q
period 1995-09-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1995-11-15
CIK 741612, 22767

SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D. C.  20549

                            FORM 10-Q

(Mark One)
(X)  COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995

                               or

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

TNP Enterprises, Inc. had 10,914,076 shares of common stock outstanding as of October 26, 1995.

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

Texas-New Mexico Power Company had 10,705 shares of common stock outstanding as of October 26, 1995.

             TNP Enterprises, Inc. And Subsidiaries
         Texas New-Mexico Power Company And Subsidiaries
   Combined Quarterly Report on Form 10-Q for the period ended
                       September 30, 1995

This Combined Quarterly Report on Form 10-Q is separately filed by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                           TABLE OF CONTENTS

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         (Unaudited for Periods Ended September 30, 1995, and 1994)

         TNP Enterprises, Inc. ("TNPE") and Subsidiaries:

           Consolidated Statements of Operations
           Three- and Nine-Month Periods Ended September 30,  1995, and 1994   3

           Consolidated Statements of Cash Flows
           Nine-Month Periods Ended September 30, 1995, and 1994               4

           Consolidated Balance Sheets
           September 30, 1995, and December 31, 1994                           5

         Texas-New Mexico Power Company ("TNMP") and Subsidiaries:

           Consolidated Statements of Operations
           Three- and Nine-Month Periods Ended September 30, 1995, and 1994    6

           Consolidated Statements of Cash Flows
           Nine-Month  Periods Ended September 30, 1995, and 1994              7

           Consolidated Balance Sheets
           September 30, 1995, and December 31, 1994                           8

         Notes to Consolidated Financial Statements                            9

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.                                            11


                      PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.                                                    14

Item 6. Exhibits and Reports on Form 8-K.                                     14
        (a) Exhibit Index                                                     14
        (b) Reports on Form 8-K                                               14
        Signature page (TNPE and TNMP)                                        15



                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

The following interim consolidated financial statements of TNPE and subsidiaries and TNMP and subsidiaries are unaudited. The 1995 financial statements reflect the sale of the Texas Panhandle properties, a change in accounting for unbilled revenues, and recognition of revenues that previously were deferred, as described in Notes to Consolidated Financial Statements. The 1994 financial statements reflect the recognition of regulatory disallowances. In management's opinion, the financial statements reflect all other adjustments (consisting only of normal recurring accruals) necessary to state fairly results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods, due in part to seasonal revenue fluctuations and certain one-time items. Amounts shown for TNPE and TNMP at December 31, 1994, are based on audited consolidated financial statements appearing in TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K.

                TNP ENTERPRISES, INC. AND SUBSIDIARIES
           Consolidated Statements of Operations (Unaudited)

                                             Three Months Ended         Nine Months Ended
                                               September 30,              September 30,
                                            1995           1994         1995         1994
                                                (In Thousands Except Per Share Amounts)
OPERATING REVENUES (note 3)               $151,586      $149,864      $378,470    $ 368,509

OPERATING EXPENSES:
 Power purchased for resale                 52,060        59,788       138,715      151,790
 Fuel                                       15,815        14,793        38,040       35,722
 Other operating and general expenses       18,172        18,387        53,985       54,240
 Maintenance                                 2,843         2,929         8,567        8,990
 Depreciation of utility plant               9,544         9,132        28,458       27,459
 Taxes, other than on income                 8,158         8,853        21,866       23,443
 Income taxes (note 4)                       9,847         4,998        11,548        2,555
   Total operating expenses                116,439       118,880       301,179      304,199

NET OPERATING INCOME                        35,147        30,984        77,291       64,310

OTHER INCOME (LOSS):
 Gain on sale of Texas
  Panhandle properties (note 1)             14,583           -          14,583          -
 Recognition of regulatory disallowances       -             -              -       (31,546)
 Other income and deductions, net              572           761         1,097          898
 Income taxes (note 4)                      (5,299)         (787)       (5,697)      10,189
   Other income (loss), net of taxes         9,856           (26)        9,983      (20,459)

EARNINGS BEFORE INTEREST CHARGES
   AND CHANGE IN ACCOUNTING                 45,003        30,958        87,274       43,851

INTEREST CHARGES:
 Interest on long-term debt                 17,638        18,028        54,227       53,720
 Other interest and amortization
   of debt-related costs                       676         1,059         2,635        2,959
 Allowance for borrowed funds
   used during construction                    (39)          (50)         (126)        (211)
   Total interest charges                   18,275        19,037        56,736       56,468

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
 OF CHANGE IN ACCOUNTING                    26,728        11,921        30,538      (12,617)

Cumulative effect of change in
  accounting for unbilled revenues,
  net of taxes (notes 2, 4)                    -            -           8,445           -

NET EARNINGS (LOSS)                         26,728        11,921       38,983       (12,617)

Dividends on preferred stock                   152           189          520           601

EARNINGS (LOSS) APPLICABLE
  TO COMMON STOCK                          $26,576       $11,732      $38,463      $(13,218)

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
 Earnings (loss) before cumulative
   effect of change in accounting          $  2.44       $  1.09      $  2.75      $  (1.23)

 Cumulative effect of change in
   accounting for unbilled revenues            -             -           0.78           -

 Earnings (loss) per share                 $  2.44       $  1.09      $  3.53      $  (1.23)

DIVIDENDS PER SHARE                        $  0.20       $  0.20      $  0.60      $  1.015

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                         10,909        10,752       10,896        10,726

PRO FORMA AMOUNTS ASSUMING RETROACTIVE
   APPLICATION OF CHANGE IN ACCOUNTING :
 Earnings (loss) applicable
   to common stock                         $26,576      $10,290       $30,018      $(12,332)
 Earnings (loss) per share                 $  2.44      $  0.96       $  2.75      $  (1.15)





See accompanying Notes to Consolidated Financial Statements.

               TNP ENTERPRISES, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows (Unaudited)

                                                                     Nine Months Ended
                                                          September 30,              September 30,
                                                              1995                      1994
                                                                      (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                               $373,127                    $365,095
 Power purchased for resale                                 (138,838)                   (150,270)
 Fuel costs paid                                             (32,434)                    (36,568)
 Cash paid to other suppliers and for payroll                (52,551)                    (60,706)
 Interest paid, net of amounts capitalized                   (58,929)                    (62,633)
 Income taxes paid                                              (781)                        (56)
 Other taxes paid, net of amounts capitalized                (24,652)                    (23,950)
 Other operating cash receipts and payments, net                 916                        (434)
NET CASH PROVIDED BY OPERATING ACTIVITIES                     65,858                      30,478

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to utility plant, net of capitalized
   depreciation and interest                                 (19,956)                    (21,218)
 Net proceeds from sale of Texas Panhandle properties         29,009                         -
 Purchases of temporary investments                          (11,171)                     (5,522)
 Maturities of temporary investments                          10,612                         -

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            8,494                     (26,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid on preferred and common stocks                (7,062)                    (11,484)
 Issuances:
   Common stock                                                  743                       1,503
   Borrowings under secured notes payable                     28,000                     151,500
 Redemptions:
   Preferred stock                                            (1,100)                       (700)
   Repayments under secured notes payable                    (64,000)                   (142,529)
   Long-term debt - first mortgage bonds                      (1,070)                     (1,070)
NET CASH USED IN FINANCING ACTIVITIES                        (44,489)                     (2,780)

NET CHANGE IN CASH AND CASH EQUIVALENTS                       29,863                         958
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              15,297                      12,423
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $45,160                     $13,381

RECONCILIATION OF NET EARNINGS (LOSS) TO NET

 CASH PROVIDED BY OPERATING ACTIVITIES:
 Net earnings (loss)                                         $38,983                    $(12,617)
 Adjustments to reconcile net earnings
  (loss) to net cash provided by
  operating activities:
   Cumulative effect of change in
     accounting for unbilled revenues,
     net of taxes                                             (8,445)                        -
   Recognition of deferred revenues                           (4,782)                        -
   Gain on sale of Texas Panhandle properties                (14,583)                        -
   Depreciation of utility plant                              28,458                      27,459
   Amortization of debt-related costs
     and other deferred charges                                3,634                       4,399
   Allowance for borrowed funds used during construction        (126)                       (211)
   Deferred income taxes (excluding
     effect of change in accounting)                           4,138                      (9,230)
   Investment tax credits                                      2,263                        (485)
   Recognition of regulatory disallowances                       -                        31,546
 Cash flows impacted by changes in
   current assets and liabilities:
   Customer receivables                                            3                      (4,364)
   Deferred purchased power and fuel costs                     5,959                      (1,071)
   Accounts payable                                            7,195                       2,689
   Accrued interest                                           (4,454)                     (8,743)
   Accrued taxes                                               7,615                         666
   Changes in other current assets and liabilities             1,232                       1,316
 Other, net                                                   (1,232)                       (876)

NET CASH PROVIDED BY OPERATING ACTIVITIES                    $65,858                     $30,478


See accompanying Notes to Consolidated Financial Statements.

                    TNP ENTERPRISES, INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets

                                                   September 30, 1995         December 31,
                                                      (Unaudited)                  1994
                                                                   (In Thousands)
ASSETS
UTILITY PLANT (note 1):
 Electric plant                                         $1,187,339              $1,192,277
 Construction work in progress                               3,271                   3,816
     Total                                               1,190,610               1,196,093
 Less accumulated depreciation                             245,974                 228,820
     Net utility plant                                     944,636                 967,273

NONUTILITY PROPERTY, at cost                                 1,159                   1,308

CURRENT ASSETS:
 Cash and cash equivalents (note 1)                         45,160                  15,297
 Temporary investments                                       6,149                   5,590
 Customer receivables (note 2)                              16,822                   3,832
 Inventories, at lower of average cost or market:
   Fuel                                                      1,051                   1,157
   Materials and supplies                                    7,724                   7,527
 Deferred purchased power and fuel costs                     9,299                  15,258
 Accumulated deferred taxes on income                           53                   2,702
 Other current assets                                        1,181                   1,817
     Total current assets                                   87,439                  53,180

REGULATORY TAX ASSETS                                       16,642                  17,304
DEFERRED CHARGES                                            29,997                  32,727
                                                        $1,079,873              $1,071,792

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholders' equity:
   Common stock - no par value per share.
   Shares authorized 50,000,000; issued
   10,914,076 shares in 1995 and 10,866,441
   in 1994                                               $134,860                 $134,117
   Retained earnings                                       82,677                   50,752
     Total common stockholders' equity                    217,537                  184,869

 Preferred stock                                            7,580                    8,680
 Long-term debt, less current maturities (note 1)         616,588                  682,832
     Total capitalization                                 841,705                  876,381

CURRENT LIABILITIES:
 Current maturities of long-term debt                      31,870                    2,670
 Accounts payable                                          29,146                   21,951
 Accrued interest                                           7,239                   11,693
 Accrued taxes                                             25,337                   17,722
 Customers' deposits                                        2,756                    3,973
 Revenues subject to refund (note 3)                         -                       4,782
 Other current liabilities                                 12,525                   10,621
     Total current liabilities                            108,873                   73,412

REGULATORY TAX LIABILITIES                                 43,404                   47,307
ACCUMULATED DEFERRED INCOME TAXES                          56,237                   46,960
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                19,176                   16,912
DEFERRED CREDITS                                           10,478                   10,820
COMMITMENTS AND CONTINGENCIES (notes 1, 4)
                                                       $1,079,873               $1,071,792

See accompanying Notes to Consolidated Financial Statements.


               TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
            (a wholly owned subsidiary of TNP Enterprises, Inc.)
              Consolidated Statements of Operations (Unaudited)



                                        Three Months Ended          Nine Months Ended
                                          September 30,              September 30,
                                        1995         1994           1995        1994
                                                         (In Thousands)
OPERATING REVENUES (note 3)           $151,586     $149,864       $378,470   $368,509

OPERATING EXPENSES:
 Power purchased for resale             52,060       59,788        138,715    151,790
 Fuel                                   15,815       14,793         38,040     35,722
 Other operating and general expenses   18,172       18,387         53,985     54,240
 Maintenance                             2,843        2,929          8,567      8,990
 Depreciation of utility plant           9,544        9,132         28,458     27,459
 Taxes, other than on income             8,158        8,853         21,866     23,443
 Income taxes (note 4)                   9,847        4,998         11,548      2,555
  Total operating expenses             116,439      118,880        301,179    304,199

 NET OPERATING INCOME                   35,147       30,984         77,291     64,310

OTHER INCOME (LOSS):
 Gain on sale of Texas
  Panhandle properties (note 1)         14,583          -          14,583         -
 Recognition of regulatory
  disallowances                           -             -             -       (31,546)
 Other income and deductions, net          657          888         1,252       1,239
 Income taxes (note 4)                  (5,329)        (320)       (5,593)     10,581
    Other income (loss), net of taxes    9,911          568        10,242     (19,726)

EARNINGS BEFORE INTEREST CHARGES AND
   CHANGE IN ACCOUNTING                 45,058       31,552        87,533      44,584

INTEREST CHARGES:
 Interest on long-term debt             17,638       18,028        54,227      53,720
 Other interest and amortization
   of debt-related costs                   676        1,059         2,635       2,959
 Allowance for borrowed funds
   used during construction                (39)         (50)         (126)       (211)
   Total interest charges               18,275       19,037        56,736      56,468

EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING              26,783       12,515        30,797     (11,884)

Cumulative effect of change in
  accounting for unbilled revenues,
  net of taxes (notes 2, 4)                -            -           8,445         -

NET EARNINGS (LOSS)                     26,783       12,515        39,242     (11,884)

Dividends on preferred stock               152          189           520         601

EARNINGS (LOSS) APPLICABLE
  TO COMMON STOCK                      $26,631      $12,326       $38,722    $(12,485)

PRO FORMA EARNINGS (LOSS) APPLICABLE
  TO COMMON STOCK ASSUMING RETROACTIVE
  APPLICATION OF CHANGE IN ACCOUNTING  $26,631      $10,884      $30,277     $(11,599)





See accompanying Notes to Consolidated Financial Statements.


            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
         (a wholly owned subsidiary of TNP Enterprises, Inc.)
           Consolidated Statements of Cash Flows (Unaudited)

                                                                  Nine Months Ended
                                                        September 30,           September 30,
                                                             1995                  1994
                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Cash received from customers                              $373,127              $365,095
 Power purchased for resale                                (138,838)             (150,270)
 Fuel costs paid                                            (32,434)              (36,568)
 Cash paid to other suppliers and for payroll               (52,327)              (60,882)
 Interest paid, net of amounts capitalized                  (58,929)              (62,633)
 Income taxes paid                                           (1,037)                 (944)
 Other taxes paid, net of amounts capitalized               (24,301)              (23,950)
 Other operating cash receipts and payments, net                595                   129
NET CASH PROVIDED BY OPERATING ACTIVITIES                    65,856                29,977

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to utility plant, net of
   capitalized depreciation and interest                    (19,956)              (21,218)
 Net proceeds from sale of Texas Panhandle properties        29,009                   -
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES         9,053               (21,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Dividends paid on preferred and common stocks                 (525)                (9,401)
 Issuances:
   Borrowings under secured notes payable                    28,000                151,500
 Redemptions:
   Preferred stock                                           (1,100)                  (700)
   Repayments under secured notes payable                   (64,000)              (142,529)
   Long-term debt - first mortgage bonds                     (1,070)                (1,070)
NET CASH USED IN FINANCING ACTIVITIES                       (38,695)                (2,200)

NET CHANGE IN CASH AND CASH EQUIVALENTS                      36,214                  6,559
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              8,614                  2,078
CASH AND CASH EQUIVALENTS AT END OF PERIOD                  $44,828                 $8,637

RECONCILIATION OF NET EARNINGS (LOSS) TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
 Net earnings (loss)                                        $39,242               $(11,884)
 Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
   Cumulative effect of change in accounting
     for unbilled revenues, net of taxes                     (8,445)                   -
   Recognition of deferred revenues                          (4,782)                   -
   Gain on sale of Texas Panhandle properties               (14,583)                   -
   Depreciation of utility plant                             28,458                 27,459
   Amortization of debt-related costs and
     other deferred charges                                   3,634                  4,399
   Allowance for borrowed funds used during construction       (126)                  (211)
   Deferred income taxes (excluding effect of
      change in accounting)                                   4,003                 (9,246)
   Investment tax credits                                     2,271                   (428)
   Recognition of regulatory disallowances                      -                   31,546

 Cash flows impacted by changes in current
   assets and liabilities:
   Customer receivables                                           3                 (4,364)
   Deferred purchased power and fuel costs                    5,959                 (1,071)
   Accounts payable                                           7,195                  2,689
   Accrued interest                                          (4,454)                (8,743)
   Accrued taxes                                              7,398                    (68)
   Changes in other current assets and liabilities            1,493                    787
 Other, net                                                  (1,410)                  (888)

NET CASH PROVIDED BY OPERATING ACTIVITIES                   $65,856                $29,977


See accompanying Notes to Consolidated Financial Statements.

                    TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                 (a wholly owned subsidiary of TNP Enterprises, Inc.)
                              Consolidated Balance Sheets


                                               September 30, 1995       December 31,
                                                   (Unaudited)              1994
                                                              (In Thousands)

ASSETS
UTILITY PLANT (note 1):
 Electric plant                                     $1,187,339           $1,192,277
 Construction work in progress                           3,271                3,816
     Total                                           1,190,610            1,196,093
 Less accumulated depreciation                         245,974              228,820
     Net utility plant                                 944,636              967,273

NONUTILITY PROPERTY, at cost                               175                  183

CURRENT ASSETS:
 Cash and cash equivalents (note 1)                     44,828                8,614
 Customer receivables (note 2)                          16,822                3,832
 Inventories, at lower of average cost or market:
   Fuel                                                  1,051                1,157
   Materials and supplies                                7,724                7,527
 Deferred purchased power and fuel costs                 9,299               15,258
 Accumulated deferred taxes on income                       53                2,702
 Other current assets                                    1,212                1,958
     Total current assets                               80,989               41,048

REGULATORY TAX ASSETS                                   16,642               17,304
DEFERRED CHARGES                                        31,829               34,674
                                                    $1,074,271           $1,060,482

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
 Common stockholder's equity:
   Common stock, $10 par value per share.
     Authorized 12,000,000 shares;
     issued 10,705 shares                            $    107              $    107
   Capital in excess of par value                     175,111               175,111
   Retained earnings                                   49,281                10,559
     Total common stockholder's equity                224,499               185,777

 Redeemable cumulative preferred stock                  7,580                 8,680
 Long-term debt, less current maturities (note 1)     616,588               682,832
     Total capitalization                             848,667               877,289

CURRENT LIABILITIES:
 Current maturities of long-term debt                  31,870                 2,670
 Accounts payable                                      29,146                21,951
 Accrued interest                                       7,239                11,693
 Accrued taxes                                         24,296                16,898
 Customers' deposits                                    2,756                 3,973
 Revenues subject to refund (note 3)                      -                   4,782
 Other current liabilities                             12,525                10,622
     Total current liabilities                        107,832                72,589

REGULATORY TAX LIABILITIES                             43,404                47,307
ACCUMULATED DEFERRED INCOME TAXES                      45,911                36,769
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS            17,979                15,708
DEFERRED CREDITS                                       10,478                10,820
COMMITMENTS AND CONTINGENCIES (notes 1, 4)
                                                   $1,074,271            $1,060,482

See accompanying Notes to Consolidated Financial Statements.

                 TNP Enterprises, Inc. and Subsidiaries
            Texas-New Mexico Power Company and Subsidiaries
              Notes to Consolidated Financial Statements

(1) Sale of Texas Panhandle Properties

TNMP completed the $29.2 million sale of its Texas Panhandle properties to Southwestern Public Service Company ("SPS") on September 15, 1995, and recognized a net of tax gain of $9.5 million, or $0.87 per share. The sale was consummated pursuant to the sale agreement between TNMP and SPS discussed in TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K on page 52. The Panhandle properties comprised a relatively small portion of TNMP's business. The book value of the Panhandle properties sold was $14.3 million. For the nine-month period ended September 30, 1995, revenues for the properties were $7.4 million with corresponding sales of 76.3 gigawatt-hours to 7,350 customers.

The $29.2 million in proceeds received from SPS were deposited directly with Bank of America, Illinois, as Trustee, to redeem $29.2 million of Series T First Mortgage Bonds ("FMBs") in accordance with the indenture governing TNMP's FMBs. On October 16, 1995, the Trustee paid the proceeds to the holders of the FMBs that were redeemed.

After receiving notice of the redemption, PPM America, Inc. ("PPM"), representing certain bondholders, contacted TNMP questioning the appropriateness of the redemption and threatening to take legal action against TNMP. On September 28, 1995, TNMP filed a lawsuit against PPM and Bank of America-Illinois in Texas state court. On PPM's motion, the lawsuit was removed to the United States District Court, Northern District of Texas, Fort Worth Division (No. 495-CV-738-A). In general, TNMP seeks a declaratory judgment that redemption of $29.2 million of its Series T FMBs with proceeds from the sale of its Panhandle properties is proper under the indenture governing its FMBs. PPM filed a counterclaim in the lawsuit. In its counterclaim, PPM seeks a declaration that TNMP cannot partially redeem the Series T FMBs and that TNMP's partial redemption breached indenture provisions governing the Series T FMB's. PPM also claims that TNMP violated the Texas Securities Act, and is seeking alleged actual and punitive damages of approximately $6.0 million. PPM has requested certification of the proceeding as a class action. Management believes that PPM's claims are without merit and is vigorously contesting the claims. In the opinion of management, the ultimate disposition of this matter will not have a material adverse effect on TNPE's and TNMP's consolidated financial position or results of operations.

As of September 30, 1995, cash and cash equivalents included the $29.2 million received from SPS (restricted for redemption of FMBs), and the related $29.2 million for Series T FMBs has been presented as a current liability in the accompanying interim consolidated balance sheets.

(2)  Change in Accounting for Unbilled Revenues

Effective January 1, 1995, TNMP changed its method of accounting for operating revenues from cycle billing to full accrual. This change resulted in the recognition of $12,993,000 of additional revenues ($8,445,000, net of taxes). Accruing unbilled revenues more closely matches revenues and expenses and more closely conforms to common utility industry practice. Unbilled revenues represent the estimated amount customers will be charged for service received, but not yet billed, as of the end of each month. Previously these revenues were recognized as operating revenues in the following month.

(3) Revenues Subject to Refund

During the third quarter of 1995, the Internal Revenue Service ("IRS") issued TNMP a favorable private letter ruling that enabled TNMP to recognize additional revenues and accrued interest of $4.9 million that previously had been deferred. This resulted in a one-time after-tax earnings increase of $3.0 million, or $0.28 per share. The Public Utility Commission of Texas ("PUCT") ordered TNMP to seek the private letter ruling from the IRS concerning the regulatory tax treatment of disallowed utility plant costs as discussed in TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K on page 51.

(4) Income Taxes

The components of income taxes were as follows:


                                            Three Months Ended September 30,
                                                TNPE               TNMP
                                            1995    1994      1995     1994
                                                     (In Thousands)
  Taxes included in net operating income:
   Federal - current                       $ 915   $2,396      $915    $2,396
   State - current                           541       80       541        80
   Federal - deferred                      5,993    2,023     5,993     2,023
   Investment tax credits ("ITC")          2,398      499     2,398       499
                                           9,847    4,998     9,847     4,998
  Taxes included in other income:
   Federal - current                       7,506      786     7,519       320
   Federal - deferred                     (2,183)      48    (2,170)      -
   ITC                                       (24)     (47)      (20)      -
                                           5,299      787     5,329       320
   Total income taxes                    $15,146   $5,785   $15,176   $ 5,318

                                              Nine Months Ended September 30,
                                                TNPE                TNMP
                                            1995    1994      1995       1994
                                                    (In Thousands)
  Taxes included in net operating income:
   Federal - current                      $2,944   $1,052     $2,944   $1,052
   State - current                           541      136        541      136
   Federal - deferred                      5,772    1,795      5,772    1,795
   ITC                                     2,291     (428)     2,291     (428)
                                          11,548    2,555     11,548    2,555
  Taxes included in other income :
   Federal - current                       7,359      893      7,382      460
   Federal - deferred                     (1,634) (11,025)    (1,769) (11,041)
   ITC                                       (28)     (57)       (20)     -
                                           5,697  (10,189)     5,593  (10,581)
  Taxes on cumulative effect of
    change in accounting, federal
      - deferred (note 2)                  4,548       -       4,548      -
   Total income taxes                    $21,793  $(7,634)   $21,689  $(8,026)


The following summarizes federal tax carryforwards as of September 30, 1995:

                                       TNPE        TNMP
                                        (In Thousands)
  Net operating loss
   Amount                             $11,868     $27,257
   First year of expiration period      2009       2008
   Last year of expiration period       2009       2009
  Minimum tax credits
   Amount                             $22,441     $27,379
   Expiration period                    none       none
  ITC
   Amount                             $14,381     $15,576
   Expiration period                    2005       2005

As indicated in the 1994 Combined Annual Report on Form 10-K on page 50, an IRS revenue agent involved in auditing TNPE's 1990 and 1991 consolidated federal income tax returns recommended, in March 1995, that a private letter ruling concerning the TNP One generating plant's eligibility for ITC be revoked retroactively. Management believes that TNMP's claim for ITC is valid and is contesting the agent's recommendation. Of the $22.5 million of ITC at issue, TNPE and its subsidiaries have utilized $5.2 million in the consolidated returns through 1994; TNMP's portion is $4.0 million. However, TNPE and TNMP have only recognized a cumulative of $0.9 million of the ITC in results of operations since 1990.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

     The following discussion should be read in conjunction with the related consolidated financial statements and notes. References to "note(s)" will mean Notes to Consolidated Financial
     Statements.

     RESULTS OF OPERATIONS

     Overall Results

     TNPE's earnings applicable to common stock were $26.6 million for the third quarter of 1995 ("current quarter") as compared to $11.7 million for the third quarter of 1994 ("prior quarter"). Exclusive of one-time items and the change in unbilled revenues, earnings for the current quarter were $16.2 million, an improvement of $4.5 million over the prior quarter. The $4.5 million improvement resulted primarily from higher base revenues, increased GWH sales, and cost containment.

     Two one-time items also contributed to the improvement in current quarter earnings. First, TNMP completed the sale of its Texas Panhandle properties to SPS and recognized a net of tax gain of $9.5 million as described in note 1. Second, TNMP recognized a net of tax increase of $3.0 million from previously deferred revenues after receiving a favorable IRS private letter ruling as described in note 3. In addition, the change in unbilled revenues as described in note 2 decreased current quarter earnings by $2.1 million.

     For the nine-month period ended September 30, 1995 ("current nine-month period"), TNPE's earnings applicable to common stock were $38.5 million as compared to the loss applicable to common stock of $13.2 million for the same period ended September 30, 1994 ("prior nine-month period"). Exclusive of one-time items in both nine-month periods and the change in unbilled revenues, current nine-month period earnings were $17.6 million as compared to $7.3 million for the prior nine-month period. The $10.3 million improvement resulted primarily from higher base revenues and cost containment.

     Three one-time items contributed to the improvement in earnings for the current nine-month period: the $9.5 million gain on TNMP's sale of its Panhandle properties as described in note 1, recognition of the net increase from previously deferred revenues of $3.0 million as described in note 3, and the cumulative effect of change in accounting for unbilled revenues of $8.4 million as described in note 2. For the prior nine-month period, earnings decreased by $20.5 million for the one-time 1994 recognition of regulatory disallowances.

     The sale of the Panhandle properties is not expected to materially affect future results of operations.
     Since the operations of TNMP (the principal subsidiary) represent virtually all of TNPE's operations, the following discussion focuses primarily on TNMP's operations.

     Operating Revenues


     The components of operating revenues are summarized in the following table (in thousands):

                                   Three Months Ended Sept. 30,            Nine Months Ended Sept. 30,

                                                        Increase                                 Increase
                                   1995       1994     (Decrease)           1995       1994     (Decrease)
     Total operating revenues    $151,586   149,864        1,722          378,470     368,509      9,961
     Effect of change in
       unbilled revenues            3,220       -          3,220             (604)        -         (604)
     Effect of recognizing
       deferred revenue from
       private letter ruling       (4,128)      -         (4,128)          (4,128)        -       (4,128)
        Subtotal                  150,678   149,864          814          373,738     368,509      5,229

     Less pass-through items:
      Power purchased for resale   52,060    59,788       (7,728)         138,715     151,790    (13,075)
      Fuel                         14,744    13,400        1,344           34,972      32,497      2,475
      Standby power                 1,346     1,294           52            4,376       4,709       (333)

        Total pass-through items   68,150    74,482       (6,332)         178,063     188,996    (10,933)

     Base revenues-billed         $82,528   $75,382       $7,146         $195,675    $179,513   $ 16,162

     The change in accounting for unbilled revenues was applied retroactively to January 1, 1995. Unbilled revenues for the current quarter decreased by $3.2 million and increased by $0.6 million for the current nine-month period. The change in accounting is not expected to materially affect total annual revenues as compared to the prior fiscal year. However, revenues in particular months are expected to fluctuate as compared to the same months in the prior year due to the seasonal variation in sales.

     The recognition of previously deferred revenues as described at note 3 increased operating revenues by $4.1 million.

     Pass-through items are the portion of operating revenues that recover from customers the costs of power purchased for resale, fuel, and standby power. These items affect customer rates but do not affect operating income. Explanations for the quarterly and nine-month period variances are discussed under "Results of Operations -- Operating Expenses."

     Excluding the effect of the change in accounting, recognition of deferred revenue, and pass-through items, current quarter and nine-month period base revenues exceeded the corresponding periods last year by $7.1 million and $16.2 million, respectively. The base revenue increases are primarily due to rate increases in both Texas ($17.5 million annualized) and New Mexico ($0.4 million annualized). These rate increases resulted from settlement agreements in October 1994 and May 1994, respectively.

     Increased sales also contributed to the base revenue increases. Current quarter sales of 2,023 GWH represented a 3.8% improvement over prior quarter sales and contributed $2.7 million to the increase in base revenues. The increase in sales resulted from increased consumption by all customer classes, and is attributed to warmer weather and customer growth. The increases for each customer class are residential (4.7%), commercial (4.0%), and industrial (3.1%). Excluding the reduction in customers from the sale of the Texas Panhandle properties (note 1), total customers increased by 2.3%.

     Current nine-month period sales of 5,063 GWH represented a 2.1% improvement over prior nine-month period sales and contributed $3.5 million to the increase in base revenues. The increase in sales resulted from the increase in total customers (as described above) and more consumption by residential (2.9%) and commercial (4.4%) customers.

     Operating Expenses

     Current quarter operating expenses decreased by $2.4 million as compared to the prior quarter. The decrease is primarily due to lower pass-through expenses of $6.3 million and other operating expenses of $0.9 million offset by increased income tax expense of $4.8 million.

     Current nine-month period operating expenses decreased by $3.0 million as compared to the prior nine-month period. The decrease is primarily due to decreased pass-through expenses of $10.9 million and other operating expenses of $1.1 million offset by increased income tax expense of $9.0 million.

     Pass-through Expenses. Pass-through expenses consist of power purchased for resale, fuel, and standby power. The overall decreases are primarily due to lower costs of power purchased for resale offset by increased fuel expense.

     Power purchased for resale in the current quarter and current nine-month period decreased $7.7 million and $13.1 million, respectively, as compared to the corresponding periods last year. In Texas, the reduction in the cost of power purchased for resale was achieved by shifting purchases to lower cost suppliers for supplemental summer peaking capacity. This arrangement became effective May 1, 1995, and is expected to result in cost savings of $7.0 million annually. Also, TNMP actively intervened in a Texas rate case of a major supplier and is benefiting with cost savings of $10.5 million annually. In New Mexico, TNMP exercised rights under its purchased power contracts applicable to its New Mexico customers to shift purchases to lower cost suppliers. TNMP's customers directly benefit from these cost reductions as these expenses are recovered through adjustment clauses.

     Increases in fuel expense in the current quarter and current nine-month period were $1.3 million and $2.5 million, respectively, and are directly related to an increased fixed fuel recovery factor approved by the Public Utility Commission of Texas
     ("PUCT") in connection with the 1994 Texas rate case settlement. The majority of TNMP's fuel expense is equal to the amount recovered in revenues and any difference from actual costs is deferred until a new factor is established under a fuel factor reconciliation hearing. The current fixed fuel factor was established to recover current expense as well as the under recovered fuel amounting to $15.3 million at December 31, 1994. The under recovered amount at September 30, 1995 was $9.3 million. Also, contributing to the recovery of under recovered fuel is the 20% reduction in the cost of lignite coal as discussed in TNPE's and TNMP's 1994 Combined Annual Report on
     Form 10-K on page 21. In management's opinion, the current fixed fuel factor along with the fuel cost reduction should enable the recovery of under-recovered fuel costs by the second half of 1996. Once the under recovery is eliminated, TNMP plans to request a revised fuel factor from the PUCT, enabling cost savings to be passed on to customers.

     Other Operating Expenses. The overall decreases in other operating expenses in the current quarter and current nine-month period are primarily due to direct payroll expense decreases of $0.7 million and $2.2 million, respectively, as a result of the 1994 reorganization. Increases in certain employee benefits and customer collection costs partially offset the payroll decreases.

     Income Taxes. The current quarter and current nine-month period income tax expense increases are due to improved operating results, the gain from the Panhandle properties sale, and the recognition of the previously deferred revenues.

     FINANCIAL CONDITION

     Liquidity

     As of September 30, 1995, available unused credit under the Unit 2 Credit Agreement was $98.5 million (total commitment is $147.75 million), subject to interest coverage and equity ratio tests. This compares to available unused credit of $62.5 million as of December 31, 1994. The $36.0 million increase in available credit is attributed to improved cash flow from operations as explained in "Results of Operations."

     TNMP entered into a new credit facility (the "New Credit Agreement") effective November 3, 1995. The New Credit Agreement provides for a total commitment of $150 million and replaced the borrowings under the Unit 2 Credit Agreement. The interest rate margins under the New Credit Agreement are initially 0.875% lower than those under the Unit 2 Credit Agreement. In addition, interest rate margins under the previous Unit 2 Credit Agreement were scheduled to automatically increase each year while those under the New Credit Agreement will decrease as the ratings on TNMP's FMBs improve.

     Collateral securing the New Credit Agreement is generally a first lien on a portion of TNP One, a second lien on TNMP's first mortgage bond trust estate located in Texas, and a pledge of $30 million of FMBs. Although the total commitment is for $150 million, TNMP may initially borrow only $100 million. To borrow amounts above $100 million, TNMP must pledge additional FMBs, in an amount equal to any borrowings in excess of $100 million, to the New Credit Agreement banks. Therefore, to borrow the full $150 million commitment, TNMP must pledge a total of $80 million of FMBs. These FMBs are or will be issued for collateral purposes only and will not bear interest except in the event of a default.

     The New Credit Agreement will not only result in lower interest rates, but also will provide TNMP with additional financing flexibility. The Unit 2 Credit Agreement commitment was scheduled to reduce by approximately $36.9 million each year beginning on December 31, 1995. The New Credit Agreement commitment will reduce to $125 million on November 3, 1998 and to $100 million on November 3, 1999, and will expire on November 3, 2000. TNMP also has the ability to draw on the New Credit Agreement to redeem other outstanding debt.

     TNMP believes that cash flow from operations and periodic borrowings under the New Credit Agreement will be sufficient to meet working capital requirements and planned capital expenditures at least through December 1996. TNMP has sufficient liquidity to satisfy the possibility of adverse rulings, if any, for the contingencies described in notes 1 and 4.

     Common Stock Dividend

     On November 7, 1995, TNPE announced an increase in the quarterly dividend from $0.20 to $0.22 per share. This will be effective with the quarterly dividends to be paid on December 15, 1995.

     At September 30, 1995, the amounts available to support TNPE's dividend consist of TNPE's unconsolidated cash and investments of approximately $6.4 million and TNMP's unrestricted retained earnings of $34.6 million that are available for cash dividends to TNPE.

                              PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          The information set forth in note 1 of Notes to Consolidated Financial Statements regarding legal matters is incorporated in this Item 1 by reference.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits

          The Exhibit Index on pages 56 to 67 of TNPE's and TNMP's 1994 Combined Annual Report on Form 10-K and the exhibits listed in that Exhibit Index are incorporated in this report by reference. A copy of the referenced Exhibit Index is filed as
          Exhibit 99(a) to this report.

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

     *10(yy)   TNP Enterprises, Inc. Broad-Based Short-Term Incentive
               Plan

     *10(zz)   TNMP Excess Benefit Plan, as amended

        The following exhibits are filed with this report:

      27(a)     Financial Data Schedule for TNPE

      27(b)     Financial Data Schedule for TNMP

      99(a) Exhibit Index (incorporated by reference to pages 56 to 67 of TNPE's and TNMP's 1994 Combined
                Annual Report on Form 10-K)

*    Management contracts.

          (b)   Reports on Form 8-K
                None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)             TNP ENTERPRISES, INC.


                            By  \s\  Manjit S. Cheema
                                     Manjit S. Cheema
Date: November 14, 1995              Vice President & Chief Financial Officer


(Registrant)             TEXAS-NEW MEXICO POWER COMPANY


                            By \s\  Melissa D. Davis
                                    Melissa D. Davis
Date: November 14, 1995             Controller and as Chief Accounting Officer