Form 10-Q
period 1996-03-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1996-05-14
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to -------------------


- --------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

TNP Enterprises, Inc. had 10,974,573 shares of common stock outstanding as of May 1, 1996.

- --------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

TNP Enterprises, Inc. holds all 10,705 outstanding common shares of Texas-New Mexico Power Company.



                     TNP Enterprises, Inc. and Subsidiaries
                 Texas-New Mexico Power Company and Subsidiaries
   Combined Quarterly Report on Form 10-Q for the period ended March 31, 1996


         This Combined Quarterly Report on Form 10-Q is separately filed by TNP Enterprises, Inc. and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.


                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements.                                                                                    Page
             (Unaudited for Periods Ended March 31, 1996, and 1995)

             TNP Enterprises, Inc. ("TNPE") and Subsidiaries:

                     Consolidated Statements of Operations
                     Three-Month Periods Ended March 31, 1996, and 1995                                                 3

                     Consolidated Statements of Cash Flows
                     Three-Month Periods Ended March 31, 1996, and 1995                                                 4

                     Consolidated Balance Sheets
                     March 31, 1996, and December 31, 1995                                                              5


             Texas-New Mexico Power Company ("TNP") and Subsidiaries:

                     Consolidated Statements of Operations
                     Three-Month Periods Ended March 31, 1996, and 1995                                                 6

                     Consolidated Statements of Cash Flows
                     Three-Month Periods Ended March 31, 1996, and 1995                                                 7

                     Consolidated Balance Sheets
                     March 31, 1996, and December 31, 1995                                                              8


             Notes to Consolidated Financial Statements                                                                 9

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations.                    10


                           PART II. OTHER INFORMATION


Item 1.      Legal Proceedings                                                                                         12

Item 4.      Submission of Matters to a Vote of Security Holders.                                                      12

Item 5.      Other Information                                                                                         13

Item 6.      Exhibits and Reports on Form 8-K.                                                                         13

             (a)  Exhibits                                                                                             13

             (b)  Reports on Form 8-K                                                                                  13

Signature page (TNPE and TNP)                                                                                          14






                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

         The following interim consolidated financial statements of TNPE and subsidiaries and TNP and subsidiaries are unaudited. The 1995 financial statements reflect a change in accounting for unbilled revenues. In management's opinion, the financial statements reflect all other adjustments (consisting only of normal recurring accruals) necessary to state fairly results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods, due in part to seasonal revenue fluctuations and the 1995 change in accounting. Amounts shown for TNPE and TNP at December 31, 1995, are based on audited consolidated financial statements appearing in TNPE's and TNP's 1995 Combined Annual Report on Form 10-K.


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                                                                   Three Months Ended
                                                                                                        March 31,
                                                                                                1996                1995
                                                                                                ----                ----
                                                                                                  (In Thousands Except
                                                                                                   Per Share Amounts)

OPERATING REVENUES..........................................................................$    99,827          $105,647
                                                                                              ---------           -------

OPERATING EXPENSES:
    Purchased power.........................................................................     32,635            42,007
    Fuel....................................................................................     11,055            10,698
    Other operating and general expenses....................................................     17,950            18,235
    Maintenance.............................................................................      2,737             2,851
    Depreciation of utility plant...........................................................      9,695             9,376
    Taxes other than income taxes...........................................................      7,351             6,688
    Income taxes (Note 2)...................................................................        618            (1,252)
                                                                                              ---------           -------
          Total operating expenses..........................................................     82,041            88,603
                                                                                              ---------           -------

NET OPERATING INCOME........................................................................     17,786            17,044
                                                                                              ---------           -------
OTHER INCOME:
    Other income and deductions , net ......................................................        208               321
    Income taxes (Note 2)...................................................................        (85)             (284)
                                                                                              ---------           -------
          Other income, net of taxes........................................................        123                37
                                                                                              ---------           -------

EARNINGS BEFORE INTEREST CHARGES AND CHANGE IN ACCOUNTING...................................     17,909            17,081
                                                                                              ---------           -------

INTEREST CHARGES:
    Interest on long-term debt..............................................................     16,569            18,451
    Other interest and amortization of debt-related costs ..................................        778               951
                                                                                              ---------           -------
          Total interest charges............................................................     17,347            19,402
                                                                                              ---------           -------

EARNINGS (LOSS) BEFORE
    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING...............................................        562            (2,321)

Cumulative effect of change in accounting for unbilled revenues, net of taxes (Note 1)......         -              8,445
                                                                                              ---------           -------

NET EARNINGS................................................................................        562             6,124

Dividends on preferred stock................................................................         42               188
                                                                                              ---------           -------

EARNINGS APPLICABLE TO COMMON STOCK.........................................................$       520          $  5,936
                                                                                              =========           =======

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
    Earnings (loss) before cumulative effect of change in accounting........................$      0.05          $  (0.23)
    Cumulative effect of change in accounting for unbilled revenues ........................         -               0.78
                                                                                              ---------           -------
    Earnings per share......................................................................$     0.05           $   0.55
                                                                                              ========            =======
DIVIDENDS PER SHARE OF COMMON STOCK.........................................................$     0.22           $   0.20
                                                                                              ========            =======
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
    SHARES OUTSTANDING......................................................................     10,986            10,877
                                                                                              =========           =======

See accompanying Notes to Consolidated Financial Statements.





                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                              1996               1995
                                                                                              ----               ----
                                                                                                  (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers..........................................................  $ 100,052         $ 108,979
    Purchased power.......................................................................    (39,758)          (42,828)
    Fuel costs paid.......................................................................    (10,998)          ( 9,515)
    Cash paid for payroll and to other suppliers..........................................    (25,302)          (20,892)
    Interest paid, net of amounts capitalized.............................................    (25,407)          (22,889)
    Income taxes paid.....................................................................     (8,386)             (905)
    Other taxes paid, net of amounts capitalized..........................................    (16,845)          (16,081)
    Other operating cash receipts and payments, net.......................................      1,636               447
                                                                                             --------          --------

NET CASH USED IN OPERATING ACTIVITIES.....................................................    (25,008)           (3,684)
                                                                                             --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant, net of capitalized depreciation and interest..............     (6,460)           (5,822)
    Purchases of temporary investments....................................................         -             (9,997)
    Maturities of temporary investments...................................................         -              5,636
                                                                                             --------          --------
NET CASH USED IN INVESTING ACTIVITIES.....................................................     (6,460)          (10,183)
                                                                                             --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid on preferred and common stocks.........................................     (2,453)           (2,364)
    Issuances:
       Common stock.......................................................................        934               309
       Borrowings under revolving credit facility.........................................     65,000            16,000
    Redemptions:
       Preferred stock....................................................................         -               (300)
       Repayments under revolving credit facility.........................................    (35,000)           (9,000)
       First mortgage bonds...............................................................       (120)               -
                                                                                             --------          -------

NET CASH PROVIDED BY FINANCING ACTIVITIES.................................................     28,361             4,645
                                                                                             --------          --------
NET CHANGE IN CASH AND CASH EQUIVALENTS...................................................     (3,107)           (9,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................     21,105            15,297
                                                                                             --------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $  17,998         $   6,075
                                                                                             ========          ========

RECONCILIATION OF NET EARNINGS TO NET CASH USED IN
    OPERATING ACTIVITIES:
    Net earnings..........................................................................  $     562         $   6,124
    Adjustments to reconcile net earnings to net cash used in operating activities:
       Cumulative effect of change in accounting, net of taxes............................         -             (8,445)
       Depreciation of utility plant......................................................      9,695             9,376
       Amortization of debt-related costs and other deferred charges......................      1,122             1,244
       Allowance for borrowed funds used during construction..............................        (39)              (55)
       Deferred income taxes (excluding cumulative effect of change in accounting)........        901              (957)
       Investment tax credits.............................................................       (267)             (300)
    Cash flows impacted by changes in current assets and liabilities:
       Customer receivables...............................................................        434             3,752
       Accrued interest...................................................................     (7,252)           (4,326)
       Accrued taxes......................................................................    (17,780)           (9,453)
       Accounts payable...................................................................     (4,854)           (1,515)
       Purchased power costs subject to refund............................................     (5,688)             -
       Changes in other current assets and liabilities....................................     (1,479)            1,261
Other, net................................................................................       (363)             (390)
                                                                                             --------          --------

NET CASH USED IN OPERATING ACTIVITIES.....................................................  $ (25,008)        $  (3,684)
                                                                                             ========          ========




See accompanying Notes to Consolidated Financial Statements.





                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                     March 31, 1996       December 31,
     ASSETS                                                                            (Unaudited)            1995
                                                                                                (In Thousands)
     UTILITY PLANT:
       Electric plant...............................................................  $ 1,199,664        $ 1,193,538
       Construction work in progress................................................        1,243              3,334
                                                                                       ----------         ----------
             Total..................................................................    1,200,907          1,196,872
       Less accumulated depreciation................................................      260,099            252,868
                                                                                       ----------         ----------
             Net utility plant......................................................      940,808            944,004
                                                                                       ----------         ----------

     NONUTILITY PROPERTY, at cost...................................................        1,194              1,156
                                                                                       ----------         ----------


     CURRENT ASSETS:
       Cash and cash equivalents....................................................       17,998             21,105
       Customer receivables.........................................................       15,135             15,569
       Inventories, at lower of average cost or market:
         Fuel.......................................................................          587                492
         Materials and supplies.....................................................        7,251              7,287
       Deferred purchased power and fuel costs......................................        7,805              9,261
       Accumulated deferred income taxes ...........................................          261                144
       Other current assets.........................................................        1,313                960
                                                                                       ----------         ----------
             Total current assets...................................................       50,350             54,818
                                                                                       ----------         ----------

     DEFERRED CHARGES...............................................................       29,744             30,455
                                                                                       ----------         ----------
                                                                                      $ 1,022,096        $ 1,030,433
                                                                                       ==========         ==========

     CAPITALIZATION AND LIABILITIES

     CAPITALIZATION:
       Common stockholders' equity:
         Common stock - no par value per share. Shares authorized 50,000,000;
             issued 10,968,223 shares in 1996 and 10,920,060 in 1995................  $   135,907        $   134,973
         Retained earnings..........................................................       80,593             82,484
                                                                                       ----------         ----------
             Total common stockholders' equity......................................      216,500            217,457

       Preferred stock..............................................................        3,600              3,600
       Long-term debt, less current maturities......................................      541,014            611,925
                                                                                       ----------         ----------
             Total capitalization...................................................      761,114            832,982
                                                                                       ----------         ----------

     CURRENT LIABILITIES:
       Current maturities of long-term debt ........................................      101,870              1,070
       Accounts payable.............................................................       17,186             22,040
       Accrued interest.............................................................        6,730             13,982
       Accrued taxes ...............................................................        8,425             26,205
       Customers' deposits..........................................................        2,284              2,493
       Purchased power costs subject to refund......................................           -               5,688
       Other current liabilities....................................................       10,159             12,472
                                                                                       ----------         ----------
             Total current liabilities..............................................      146,654             83,950
                                                                                       ----------         ----------

     REGULATORY TAX LIABILITIES.....................................................       26,727             26,826
     ACCUMULATED DEFERRED INCOME TAXES..............................................       58,468             57,381
     ACCUMULATED DEFERRED INVESTMENT TAX CREDITS....................................       18,325             18,592
     DEFERRED CREDITS...............................................................       10,808             10,702
     CONTINGENCIES (Notes 2 and 3)
                                                                                      $ 1,022,096        $ 1,030,433
                                                                                       ==========         ==========





     See accompanying Notes to Consolidated Financial Statements.




                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                Consolidated Statements of Operations (Unaudited)

                                                                                                 Three Months Ended
                                                                                                       March 31,
                                                                                               1996                1995
                                                                                               ----                ----
                                                                                                   (In Thousands)

OPERATING REVENUES .........................................................................  $  99,827        $  105,647
                                                                                               --------         ---------

OPERATING EXPENSES:
   Purchased power..........................................................................     32,635            42,007
   Fuel.....................................................................................     11,055            10,698
   Other operating and general expenses.....................................................     17,950            18,235
   Maintenance..............................................................................      2,737             2,851
   Depreciation of utility plant............................................................      9,695             9,376
   Taxes other than income taxes............................................................      7,351             6,688
   Income taxes (Note 2)....................................................................        618            (1,252)
                                                                                               --------         ---------
           Total operating expenses.........................................................     82,041            88,603
                                                                                               --------         ---------

NET OPERATING INCOME........................................................................     17,786            17,044
                                                                                              ---------         ---------

OTHER INCOME:
   Other income and deductions, net ........................................................        296               349
   Income taxes (Note 2)....................................................................       (116)             (145)
                                                                                              ---------           -------
           Other income, net of taxes.......................................................        180               204
                                                                                               --------         ---------

EARNINGS BEFORE INTEREST CHARGES AND CHANGE IN ACCOUNTING...................................     17,966            17,248
                                                                                               --------         ---------

INTEREST CHARGES:
   Interest on long-term debt...............................................................     16,569            18,451
   Other interest and amortization of debt-related costs ...................................        778               951
                                                                                              ---------         ---------
           Total interest charges...........................................................     17,347            19,402
                                                                                              ---------         ---------

EARNINGS (LOSS) BEFORE
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING................................................        619            (2,154)

Cumulative effect of change in accounting for unbilled revenues, net of taxes (Note 1)......         -              8,445
                                                                                               --------         ---------

NET EARNINGS ...............................................................................        619             6,291

Dividends on preferred stock................................................................         42               188
                                                                                               --------         ---------

EARNINGS APPLICABLE TO COMMON STOCK.........................................................  $     577        $    6,103
                                                                                               ========         =========


















See accompanying Notes to Consolidated Financial Statements.





                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                  Three Months Ended
                                                                                                       March 31,
                                                                                               1996               1995
                                                                                               ----               ----
                                                                                                   (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers.........................................................  $  100,052         $ 108,979
    Purchased power......................................................................     (39,758)          (42,828)
    Fuel costs paid......................................................................     (10,998)           (9,515)
    Cash paid for payroll and to other suppliers.........................................     (25,138)          (20,834)
    Interest paid, net of amounts capitalized............................................     (25,407)          (22,889)
    Income taxes paid....................................................................      (8,499)             (569)
    Other taxes paid, net of amounts capitalized.........................................     (16,845)          (16,488)
    Other operating cash receipts and payments, net......................................       1,723               349
                                                                                            ---------          --------

NET CASH USED IN OPERATING ACTIVITIES....................................................     (24,870)           (3,795)
                                                                                            ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant, net of
      capitalized depreciation and interest..............................................      (6,460)           (5,822)
                                                                                            ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid on preferred and common stocks........................................      (2,442)             (188)
    Issuances:
       Borrowings under revolving credit facility........................................      65,000            16,000
    Redemptions:
       Preferred stock...................................................................          -               (300)
       Repayments under revolving credit facility........................................     (35,000)           (9,000)
       First mortgage bonds..............................................................        (120)               -
                                                                                            ---------          -------

NET CASH PROVIDED BY FINANCING ACTIVITIES................................................      27,438             6,512
                                                                                            ---------          --------
NET CHANGE IN CASH AND CASH EQUIVALENTS..................................................      (3,892)           (3,105)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.........................................      14,450             8,614
                                                                                            ---------          --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD...............................................  $   10,558         $   5,509
                                                                                            =========          ========


RECONCILIATION OF NET EARNINGS TO NET CASH USED IN
    OPERATING ACTIVITIES:
    Net earnings.........................................................................  $      619         $   6,291
    Adjustments to reconcile net earnings to net cash used in operating activities:
       Cumulative effect of change in accounting, net of taxes...........................          -             (8,445)
       Depreciation of utility plant.....................................................       9,695             9,376
       Amortization of debt-related costs and other deferred charges.....................       1,122             1,244
       Allowance for borrowed funds used during construction.............................         (39)              (55)
       Deferred income taxes (excluding cumulative effect of change in accounting).......         884            (1,112)
       Investment tax credits............................................................        (262)             (299)

    Cash flows impacted by changes in current assets and liabilities:
       Customer receivables..............................................................         434             3,752
       Accrued interest..................................................................      (7,252)           (4,326)
       Accrued taxes.....................................................................     (17,878)           (9,624)
       Accounts payable..................................................................      (4,854)           (1,515)
       Purchased power costs subject to refund...........................................      (5,688)             -
       Changes in other current assets and liabilities...................................      (1,316)            1,202
Other, net...............................................................................        (335)             (284)
                                                                                            ---------          --------

NET CASH USED IN OPERATING ACTIVITIES....................................................  $  (24,870)        $  (3,795)
                                                                                            =========          ========




See accompanying Notes to Consolidated Financial Statements.





                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           Consolidated Balance Sheets

                                                                                     March 31, 1996      December 31,
     ASSETS                                                                            (Unaudited)           1995
                                                                                                (In Thousands)
     UTILITY PLANT:
       Electric plant................................................................$  1,199,664        $ 1,193,538
       Construction work in progress.................................................       1,243              3,334
                                                                                       ----------         ----------
             Total...................................................................   1,200,907          1,196,872
       Less accumulated depreciation.................................................     260,099            252,868
                                                                                       ----------         ----------
             Net utility plant.......................................................     940,808            944,004
                                                                                       ----------         ----------

     NONUTILITY PROPERTY, at cost....................................................         214                175
                                                                                       ----------         ----------


     CURRENT ASSETS:
       Cash and cash equivalents.....................................................      10,558             14,450
       Customer receivables .........................................................      15,135             15,569
       Inventories, at lower of average cost or market:
         Fuel........................................................................         587                492
         Materials and supplies......................................................       7,251              7,287
       Deferred purchased power and fuel costs.......................................       7,805              9,261
       Accumulated deferred taxes on income .........................................         261                144
       Other current assets..........................................................       1,464              1,274
                                                                                       ----------         ----------
             Total current assets....................................................      43,061             48,477
                                                                                       ----------         ----------

     DEFERRED CHARGES................................................................      31,576             32,287
                                                                                       ----------         ----------
                                                                                     $  1,015,659        $ 1,024,943
                                                                                       ==========         ==========

     CAPITALIZATION AND LIABILITIES

     CAPITALIZATION:
       Common stockholder's equity:
         Common stock, $10 par value per share.
             Authorized 12,000,000 shares; issued 10,705 shares......................$        107        $       107
         Capital in excess of par value..............................................     174,931            174,931
         Retained earnings...........................................................      47,490             49,313
                                                                                       ----------         ----------
             Total common stockholder's equity.......................................     222,528            224,351

       Redeemable cumulative preferred stock.........................................       3,600              3,600
       Long-term debt, less current maturities.......................................     541,014            611,925
                                                                                       ----------         ----------
             Total capitalization....................................................     767,142            839,876
                                                                                       ----------         ----------

     CURRENT LIABILITIES:
       Current maturities of long-term debt..........................................     101,870              1,070
       Accounts payable..............................................................      17,186             22,040
       Accrued interest..............................................................       6,730             13,982
       Accrued taxes ................................................................       7,452             25,330
       Customers' deposits...........................................................       2,284              2,493
       Purchased power costs subject to refund.......................................          -               5,688
       Other current liabilities.....................................................      10,159             12,472
                                                                                       ----------         ----------
             Total current liabilities...............................................     145,681             83,075
                                                                                       ----------         ----------

     REGULATORY TAX LIABILITIES......................................................      26,727             26,826
     ACCUMULATED DEFERRED INCOME TAXES...............................................      48,165             47,066
     ACCUMULATED DEFERRED INVESTMENT TAX CREDITS.....................................      17,136             17,398
     DEFERRED CREDITS................................................................      10,808             10,702
     CONTINGENCIES (Notes 2 and 3)                                                     ----------         ----------
                                                                                     $  1,015,659        $ 1,024,943
                                                                                       ==========         ==========



     See accompanying Notes to Consolidated Financial Statements.








                     TNP Enterprises, Inc. and Subsidiaries
                 Texas-New Mexico Power Company and Subsidiaries
                   Notes to Consolidated Financial Statements


(1)      Change in Accounting for Unbilled Revenues

         Effective January 1, 1995, TNP changed its method of accounting for operating revenues from cycle billing to accrual. This change required the recognition on January 1, 1995 of $12,993,000 ($8,445,000, net of taxes) of additional revenues. Accruing unbilled revenues more closely matches revenues and expenses and conforms to common utility industry practice.

(2)      Income Taxes

         The components of income taxes for the three months ended March 31, 1996, and 1995, respectively, were as follows:

                                                                TNPE                              TNP
                                                          ------------------              ------------------
                                                          1996          1995              1996          1995
                                                          ----          ----              ----          ----
                                                                            (In Thousands)
     Taxes included in net operating income:
        Federal - current                             $     164      $   359           $    164     $    359
        Federal - deferred                                  712       (1,312)               712       (1,312)
        ITC adjustments                                    (258)        (299)              (258)        (299)
                                                        -------       ------            -------      -------
                                                            618       (1,252)               618       (1,252)
                                                        -------       ------            -------      -------
     Taxes included in other income :
        Federal - current                                   (95)         (70)               (52)         (55)
        Federal - deferred                                  189          355                172          200
        ITC adjustments                                      (9)          (1)                (4)          -
                                                        -------       ------            -------      ------
                                                             85          284                116          145
                                                        -------       ------            -------      -------
     Taxes on cumulative effect of change in
        accounting, federal - deferred                     -           4,548               -           4,548
                                                        -------       ------            -------      -------

        Total income taxes                            $     703      $ 3,580           $    734     $  3,441
                                                        =======       ======            =======      =======


         The following summarizes federal tax carryforwards as of March 31, 1996:

                                                                       TNPE                TNP
                                                                            (In Thousands)
     Net operating loss
         Amount                                                     $ 16,063           $ 31,301
         First year of expiration period                                2008               2006
         Last year of expiration period                                 2011               2011
     Minimum tax credits
         Amount                                                     $ 22,497           $ 27,467
         Expiration period                                              none               none
     Investment tax credit ("ITC")
         Amount                                                     $ 14,366           $ 15,554
         Expiration period                                              2005               2005



         As indicated in the 1995 Combined Annual Report on Form 10-K, an Internal Revenue Service ("IRS") revenue agent involved in auditing TNPE's 1990 and 1991 consolidated federal income tax returns recommended, in March 1995, that a private letter ruling concerning eligibility of the TNP One generating plant for ITC be revoked retroactively. Management believes that TNP's claim for ITC is valid and is contesting the agent's recommendation. Of the $22.5 million of ITC at issue, TNPE and its subsidiaries have utilized $5.2 million in the consolidated tax returns through 1994 and expect to utilize $2.9 million in the 1995 consolidated tax return. TNP's portion is $4.0 million and $2.9 million, respectively. However, through 1995, TNPE and TNP have only recognized $1.1 million of the ITC in results of operations since 1990.








(3)      Accounting for the Effects of Regulation

         TNPE's and TNP's consolidated financial statements reflect the application of certain accounting standards, including Statement of Financial Accounting Standard (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation," which provide for recognition of the economic effects of rate regulation. On May 2, 1996 TNP made a filing with the Public Utility Commission of Texas ("PUCT") requesting approval of a rate proposal designed to better position TNP for a competitive future. Management believes that TNPE and TNP satisfy the criteria for accounting in accordance with SFAS 71.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion should be read in conjunction with the related consolidated financial statements and Notes. References to "Note(s)" will mean Notes to Consolidated Financial Statements.

   Overall Results

         TNPE's net earnings applicable to common stock were $0.5 million for the first quarter of 1996 ("current period"). In the first quarter of 1995 ("prior period") TNPE had a loss of $2.5 million, excluding $8.4 million recorded as a one time item for the change in accounting for unbilled revenues. The increase in earnings of $3.0 million resulted primarily from an increase in base revenues and lower operating and interest expenses. The effect of the change in accounting for unbilled revenues is described in Note 1.

   Operating Revenues

         The components of operating revenues are summarized in the following table (in thousands):

                                                                                                     Variance:
                                                                         Current       Prior         Increase
                                                                         period       period        (Decrease)

              Operating revenues                                       $   99,827    $ 105,647      $ (5,820)

              Less pass-through items:
                    Purchased power                                        32,635       42,007        (9,372)
                    Fuel & standby power                                   11,771       11,484           287
                                                                         --------     --------       -------

              Base revenues                                            $   55,421    $  52,156      $  3,265
                                                                         ========     ========       =======

         Pass-through items are the portion of operating revenues that recover from customers the costs of purchased power, fuel, and standby power. These items affect customer rates but do not affect operating income. The $9.4 million reduction in purchased power and the $0.3 million increase in fuel and standby power are discussed under "Results of Operations -- Operating Expenses."

         Base revenues increased approximately $3.3 million due to increased GWH sales resulting from unseasonably cool temperatures, primarily in TNP's Texas service area. Current period sales were 1,594 GWH, an 8.0% improvement as compared to the prior period. Consumption during the current period increased among all customer classes with the largest increase in sales to residential customers. The colder than normal weather caused average consumption among Texas residential customers to increase approximately 14% in the current period. TNP also experienced approximately 8% growth in the number of residential customers in its service area immediately north of Dallas, Texas.

   Operating Expenses

         Current period operating expenses decreased by $6.6 million as compared to the prior period. The decrease is primarily due to lower pass-through expenses. Excluding the effect of pass-through items ($9.1 million decrease), current period operating expenses were $2.5 million higher than the prior period primarily due to increases in income taxes, Texas franchise taxes and ad valorem taxes. Income taxes and Texas franchise taxes increased due to increased profitability. Current period ad valorem taxes increased due to higher tax rates in 1996.






   Pass-through Expenses

         Pass-through expenses consist of purchased power, standby power and certain fuel costs. The overall decreases in pass-through costs are primarily due to lower costs of purchased power offset by increased fuel expense.

         Purchased Power. Purchased power in the current period decreased $9.4 million from the prior period. The decrease in purchased power resulted primarily from TNP refunding to Texas customers approximately $6.7 million received from its suppliers. Additional reductions in purchased power costs resulted from TNP exercising rights under its New Mexico purchased power contracts to shift purchases to lower cost suppliers. These reductions in purchased power costs flow directly through to TNP's customers through purchased power adjustment factors used to calculate rates.

         Fuel. The majority of TNP's monthly fuel costs are recovered in revenues through a fixed fuel factor per KWH approved by the PUCT. The $0.3 million increase in pass-through fuel expense is due to increased GWH sales.

   Interest Charges

         Current period total interest charges decreased by $2.1 million over the prior period amount due to the redemption of $29.2 million of Series T First Mortgage Bonds (FMBs) in October 1995 and a reduction in the amount of borrowings under the revolving credit facility. In addition the rates on the revolving credit facility were lower in the current period than the prior period.

Financial Condition

   Liquidity

         Management believes that cash flow from operations and periodic borrowings under its revolving credit facility will be sufficient to meet working capital requirements and planned capital expenditures at least through December 1996. TNP has sufficient liquidity to satisfy the possibility of adverse rulings, if any, for the contingencies described in Notes 2 and 3 and
Part II - Other Information, Item 1.

         As of March 31, 1996, available unused credit under the revolving credit facility was $77.0 million, subject to interest coverage and debt capitalization tests. TNP can borrow up to $27 million of the unused commitment with no additional collateral and can borrow the remainder of the unused commitment ($50 million) by pledging FMBs equal in principal amount to such borrowings.

Regulatory Matters

   Community Choice(SM)

         As discussed in the 1995 Combined Annual Report on Form 10-K, the electric utility industry is evolving into an increasingly competitive, market-oriented environment. TNP has created an initiative called Community Choice as a proactive step to foster the transition of the company to deregulation. Community Choice is a comprehensive, formal five-year plan providing a clear path for TNP and its customers to successfully make the change to a more competitive industry. This plan will benefit TNP in that it will allow TNP to reduce its level of potential "stranded costs." "Stranded costs" in the utility industry refer to the difference between the current cost of producing power and what a customer might be expected to pay for it in a competitive marketplace. TNP's stranded cost related to TNP One could potentially be more than $250 million. TNP filed this plan with the PUCT on May 2, 1996. If the plan is approved by the PUCT, Community Choice will begin in January 1997. The basic premises of Community Choice are as follows:

  - Constant Rates - Customer rates, including the purchased power adjustment and fixed fuel factors, will be held constant for the five-year transition period. (1997 - 2001)

  - Customer Choice - After the five-year transition period is complete customers will have the option of choosing their supplier of electricity. To permit residential and smaller commercial customers to have similar buying power as larger commercial and industrial customers, TNP is recommending these customers be combined into groups at the community level to choose a supplier. TNP will continue to provide distribution services.

  - TNP One - TNP will reduce the book value of TNP One during the transition period through a variety of methods, including increasing TNP One's depreciation expense, while keeping the total company's overall depreciation expense level. Purchased power and fuel cost savings will be used to reduce the carrying value of TNP One.

                   The Community Choice program also includes an earnings cap and a mechanism to share excess earnings between customers and shareholders if actual return on equity for TNP's Texas regulated operations exceeds a benchmark return.

         A similar filing is expected to be made with the New Mexico Public Utility Commission later in 1996.

   Texas Transmission Access Filing

         The PUCT recently passed a wholesale transmission access rule which establishes a regional method of transmission pricing, terms and conditions. The purpose is to unbundle the price for transmission rate services within Texas and establish an Independent System Operator for the Electric Reliability Council of Texas (ERCOT) transmission system. As a direct result, filings of cost data from all Texas utilities are due to the PUCT on May 2, 1996. These filings will be used by the PUCT to set the transmission pricing rules for the ERCOT region. TNP's initial review of these rules indicates that implementation results in a greater reduction in its transmission expenses than the expected reduction in transmission related revenues. TNP believes it should benefit from the new rules as competition should increase and result in reduced purchased power and wheeling costs.


                           PART II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

   Wholesale Purchased Power Agreement

         The discussion in TNPE's and TNP's 1995 Combined Annual Report of Form 10-K at page 38 concerning its wholesale purchased power agreement with Texas Utilities Electric Company ("TU") is incorporated in this report by reference.

         In an April 1996 meeting, the PUCT discussed TNP's complaint against TU and the issues of whether the PUCT has the authority to rescind or restructure this agreement. The PUCT issued an order requiring TNP and TU to submit briefs on these issues. Further impacting these issues is the question of the degree to which the TU agreement complies with the PUCT's new open access transmission rules. In May the PUCT found that the agreement with TU for wholesale power and transmission service was a single agreement and that the transmission terms should comply with the new transmission access rules. The PUCT also agreed to abate the proceeding for 90 days to allow TNP and TU time to renegotiate all terms of the contract. The PUCT is scheduled to review this issue after the 90-day period. If TNP is successful in its complaint, TNP's cost of purchased power should be reduced prior to 1999.

   Early Redemption of Series T FMBs

         The discussion in TNPE's and TNP's 1995 Combined Annual Report of Form 10-K at page 31 concerning litigation in the matter of the early redemption of $29.2 million of Series T FMBs is incorporated in this report by reference.

         TNP's lawsuit originally was filed in Texas state court in September 1995 against PPM America, Inc. ("PPM"), which claimed to be a bondholder and threatened to take legal action against TNP over the redemption. Because PPM was not a bondholder, it was dismissed from the lawsuit and, on PPM's motion, Jackson National Life Insurance Company ("Jackson") was substituted as defendant. Jackson proposes that its counterclaim be treated as a class action on behalf of all parties who were holders of Series T FMBs at the time the partial redemption was announced. TNP does not believe that the case is appropriate for class treatment and is vigorously contesting this matter.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     TNPE held its annual shareholders' meeting on April 26, 1996. John A. Fanning, Dwight R. Spurlock, and Dennis H. Withers were elected as Class 2 directors; and Carol D. Surles was elected as a Class 3 director. Voting results with respect to each of them were: Mr. Fanning: 8,549,068 for, 116,004 against; Mr. Spurlock: 8,558,201 for, 106,871 against; Mr. Withers: 8,565,199 for, 99,873 against; and Ms. Surles: 8,518,946 for, 146,126 against. Messrs. Kevern R. Joyce, Harris L. Kempner, Jr., Sidney M. Gutierrez and R. Denny Alexander were not standing for election and continued as directors in addition to these directors standing for election. Mr. Cass O. Edwards, II resigned as a Class 3 director, effective April 26, 1996.

         The appointment of KPMG Peat Marwick LLP, Independent Certified Public Accountants, to continue to serve as independent auditors for the current year was ratified by a vote of 8,587,407 for, 31,752 against, 45,913 abstaining, and no broker nonvotes.






Item 5.    OTHER INFORMATION.

     At the Board of Directors' Meeting held on April 29, 1996 Mr. Cass O. Edwards, II resigned as a Class 3 director, effective April 26, 1996. Mr. James
R. Holland was appointed on April 26, 1996 to fill the position vacated by Mr. Edwards.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a)    Exhibits

                  The Exhibit Index on pages 42 to 47 of TNPE's and TNP's 1995 Combined Annual Report on Form 10-K and the exhibits listed in that Exhibit Index are incorporated in this report by reference. A copy of the referenced Exhibit Index is filed as
                  Exhibit 99(a) to this report.



                  The following exhibits are filed with this report:



                  27(a)    Financial Data Schedule for TNPE

                  27(b)    Financial Data Schedule for TNP

                  99(a) Exhibit Index (incorporated by reference to pages 42 to 47 of TNPE's and TNP's 1995 Combined Annual Report on Form 10-K)

           (b)    Reports on Form 8-K

                  None.






                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                     TNP ENTERPRISES, INC.


                                 By \s\ MANJIT S. CHEEMA
                                    ----------------------------
                                    Manjit S. Cheema
Date: May 14, 1996                  Vice President and as Chief
                                         Financial Officer



(Registrant)                      TEXAS-NEW MEXICO POWER COMPANY


                                  By \s\ MELISSA D. DAVIS
                                     ------------------------------
                                     Melissa D. Davis
Date: May 14, 1996                   Controller and as Chief Accounting Officer