Form 10-Q
period 1996-06-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1996-08-12
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1996

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to


- -------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

TNP Enterprises, Inc. had 10,980,881 shares of common stock outstanding as of July 23, 1996.

- -------------------------------------------------------------------------------
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

                      TNP Enterprises Inc. and Subsidiaries
                 Texas-New Mexico Power Company and Subsidiaries
    Combined Quarterly Report on Form 10-Q for the period ended June 30, 1996


     This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc. and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                                TABLE OF CONTENTS


                          PART I. FINANCIAL INFORMATION
Item 1.      Financial Statements.                                                      Page
             (Unaudited for Periods Ended June 30, 1996, and 1995)

             TNP Enterprises, Inc. ("TNPE") and Subsidiaries:

                     Consolidated Statements of Operations
                     Three- and Six-Month Periods Ended June 30, 1996, and 1995           3

                     Consolidated Statements of Cash Flows
                     Six-Month Periods Ended June 30, 1996, and 1995                      4

                     Consolidated Balance Sheets
                     June 30, 1996, and December 31, 1995                                 5


             Texas-New Mexico Power Company ("TNP") and Subsidiaries:

                     Consolidated Statements of Operations
                     Three- and Six-Month Periods Ended June 30, 1996, and 1995           6

                     Consolidated Statements of Cash Flows
                     Six-Month Periods Ended June 30, 1996, and 1995                      7

                     Consolidated Balance Sheets
                     June 30, 1996, and December 31, 1995                                 8


             Notes to Consolidated Financial Statements                                   9

Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                                       10


                           PART II. OTHER INFORMATION

Item 1.      Legal Proceedings.                                                           13


Item 6.      Exhibits and Reports on Form 8-K.                                            14

             (a)  Exhibits                                                                14

             (b)  Reports on Form 8-K                                                     14

Signature page (TNPE and TNP)                                                             14

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

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                Consolidated Statements of Operations (Unaudited)

                                                                              Three Months Ended        Six Months Ended
                                                                                   June 30,                 June 30,
                                                                               1996        1995          1996        1995
                                                                               ----        ----          ----        ----
                                                                                (In Thousands Except Per Share Amounts)

OPERATING REVENUES........................................................$   122,020  $  121,237     $ 221,847   $ 226,884
                                                                            ---------   ---------      --------    --------

OPERATING EXPENSES:
   Purchased power........................................................     41,326      44,648        73,961      86,655
   Fuel...................................................................     12,182      11,527        23,237      22,225
   Other operating and general expenses...................................     19,419      17,578        37,369      35,813
   Maintenance............................................................      2,412       2,873         5,149       5,724
   Depreciation of utility plant..........................................      9,309       9,538        19,004      18,914
   Taxes other than income taxes..........................................      8,124       7,020        15,475      13,708
   Income taxes (Note 3)..................................................      3,921       2,953         4,539       1,701
                                                                            ---------   ---------      --------    --------
       Total operating expenses...........................................     96,693      96,137       178,734     184,740
                                                                            ---------   ---------      --------    --------

NET OPERATING INCOME......................................................     25,327      25,100        43,113      42,144


Other income (loss), net of taxes (Note 3)................................       (130)         90            (7)        127
                                                                            ---------   ---------      --------    --------

EARNINGS BEFORE INTEREST CHARGES
   AND CHANGE IN ACCOUNTING...............................................     25,197      25,190        43,106      42,271
                                                                            ---------   ---------      --------    --------

INTEREST CHARGES:
   Interest on long-term debt.............................................     16,555      18,138        33,124      36,589
   Other interest and amortization of debt-related costs..................        811         921         1,589       1,872
                                                                            ---------   ---------      --------    --------
       Total interest charges.............................................     17,366      19,059        34,713      38,461
                                                                            ---------   ---------      --------    --------

EARNINGS BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING................................................      7,831       6,131         8,393       3,810

Cumulative effect of change in accounting for
   unbilled revenues, net of taxes (Note 1)...............................         -           -             -        8,445
                                                                            ---------   ---------      --------    --------

NET EARNINGS .............................................................      7,831       6,131         8,393      12,255

Dividends on preferred stock..............................................         42         180            84         368
                                                                            ---------   ---------      --------    --------

EARNINGS APPLICABLE TO COMMON STOCK.......................................$     7,789  $    5,951     $   8,309   $  11,887
                                                                            =========   =========      ========    ========

EARNINGS PER SHARE OF COMMON STOCK BEFORE
   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING..............................$      0.71  $     0.54     $    0.76   $    0.31

Cumulative effect of change in accounting for unbilled revenues
   per share of common stock..............................................         -           -             -         0.78
                                                                            ---------   ---------      --------    --------

EARNINGS PER SHARE OF COMMON STOCK........................................$      0.71  $     0.54     $    0.76   $    1.09
                                                                            =========   =========      ========    ========

DIVIDENDS PER SHARE OF COMMON STOCK.......................................$      0.22  $     0.20     $    0.44   $    0.40
                                                                            =========   =========      ========    ========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING..........................................     11,028      10,901        10,989      10,889
                                                                            =========   =========      ========    ========

See accompanying Notes to Consolidated Financial Statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                 Six Months Ended
                                                                                             June 30,          June 30,
                                                                                              1996               1995
                                                                                             ------             -----
                                                                                                  (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers..........................................................  $ 216,143         $ 224,086
    Purchased power ......................................................................    (79,212)          (88,301)
    Fuel costs paid.......................................................................    (23,856)          (20,460)
    Cash paid for payroll and to other suppliers..........................................    (45,799)          (30,345)
    Interest paid, net of amounts capitalized.............................................    (32,913)          (36,819)
    Income taxes paid.....................................................................     (8,631)             (895)
    Other taxes paid, net of amounts capitalized..........................................    (19,872)          (19,190)
    Other operating cash receipts and payments, net.......................................       (479)              855
                                                                                             --------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES.................................................      5,381            28,931
                                                                                             --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant, net of capitalized depreciation and interest..............    (13,531)          (13,006)
    Purchases of temporary investments....................................................         -            (10,859)
    Maturities of temporary investments...................................................         -              8,414
                                                                                             --------         ---------
NET CASH USED IN INVESTING ACTIVITIES.....................................................    (13,531)          (15,451)
                                                                                             --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid on preferred and common stocks.........................................     (4,910)           (4,650)
    Issuances:
       Common stock.......................................................................      1,287               494
       Borrowings under revolving credit facility.........................................     75,000            20,000
    Redemptions:
       Preferred stock....................................................................         -             (1,100)
       Repayments under revolving credit facility.........................................    (68,000)          (33,000)
       Other long-term debt...............................................................       (712)           (1,045)
                                                                                             --------         ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......................................      2,665           (19,301)
                                                                                             --------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS...................................................     (5,485)           (5,821)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................     21,105            15,297
                                                                                             --------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $  15,620        $    9,476
                                                                                             ========         =========

RECONCILIATION OF NET EARNINGS TO NET
    CASH PROVIDED BY OPERATING ACTIVITIES:
    Net earnings .........................................................................  $   8,393        $   12,255
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
       Cumulative effect of change in accounting for unbilled revenues, net of taxes......         -             (8,445)
       Depreciation of utility plant......................................................     19,004            18,914
       Amortization of debt-related costs and other deferred charges......................      2,260             2,480
       Allowance for borrowed funds used during construction..............................        (62)              (87)
       Deferred income taxes (excluding effect of change in accounting)...................      3,486               328
       Investment tax credit adjustments..................................................       (195)             (111)

    Cash flows impacted by changes in current assets and liabilities:
       Customer receivables...............................................................     (5,465)           (2,018)
       Accounts payable...................................................................      2,178             5,334
       Accrued taxes......................................................................    (11,676)           (4,266)
       Purchased power costs subject to refund............................................     (5,688)               -
       Changes in other current assets and liabilities....................................     (2,960)            4,782
    Other, net............................................................................     (3,894)             (235)
                                                                                             --------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES.................................................  $   5,381        $   28,931
                                                                                             ========         =========





See accompanying Notes to Consolidated Financial Statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                           June 30, 1996     December 31,
                                                                                            (Unaudited)          1995
                                                                                                   (In Thousands)
ASSETS

UTILITY PLANT:
    Electric plant........................................................................  $  1,205,201    $  1,193,538
    Construction work in progress.........................................................         1,363           3,334
                                                                                             -----------     -----------
          Total...........................................................................     1,206,564       1,196,872
    Less accumulated depreciation.........................................................       267,970         252,868
                                                                                             -----------     -----------
          Net utility plant...............................................................       938,594         944,004
                                                                                             -----------     -----------

NONUTILITY PROPERTY, at cost..............................................................         1,512           1,156
                                                                                             -----------     -----------

CURRENT ASSETS:
    Cash and cash equivalents.............................................................        15,620          21,105
    Customer receivables..................................................................        21,034          15,569
    Inventories, at lower of average cost or market:
       Fuel...............................................................................           330             492
       Materials and supplies.............................................................         7,473           7,287
    Deferred purchased power and fuel costs...............................................        11,787           9,261
    Accumulated deferred income taxes.....................................................            -              144
    Other current assets..................................................................         1,314             960
                                                                                             -----------     -----------
          Total current assets............................................................        57,558          54,818
                                                                                             -----------     -----------

 DEFERRED CHARGES.........................................................................        28,976          30,455
                                                                                             -----------     -----------
                                                                                            $  1,026,640    $  1,030,433
                                                                                             ===========     ===========

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
    Common stockholders' equity:
       Common stock - no par value per share. Shares authorized
          50,000,000; issued 10,980,529 shares in 1996 and 10,920,060 in 1995.............  $    136,260    $    134,973
       Retained earnings..................................................................        85,967          82,484
                                                                                             -----------     -----------
          Total common stockholders' equity...............................................       222,227         217,457

    Preferred stock.......................................................................         3,600           3,600
    Long-term debt, less current maturities...............................................       517,431         611,925
                                                                                             -----------     -----------
          Total capitalization............................................................       743,258         832,982
                                                                                             -----------     -----------

CURRENT LIABILITIES:
    Current maturities of long-term debt .................................................       101,870           1,070
    Accounts payable......................................................................        24,218          22,040
    Accrued interest......................................................................        14,291          13,982
    Accrued taxes.........................................................................        14,529          26,205
    Customers' deposits...................................................................         2,254           2,493
    Purchased power costs subject to refund ..............................................            -            5,688
    Accumulated deferred income taxes.....................................................           490              -
Other current liabilities.................................................................         8,687          12,472
                                                                                             -----------     -----------
          Total current liabilities.......................................................       166,339          83,950
                                                                                             -----------     -----------

REGULATORY TAX LIABILITIES................................................................        25,854          26,826
ACCUMULATED DEFERRED INCOME TAXES.........................................................        61,062          57,381
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS...............................................        18,397          18,592
DEFERRED CREDITS..........................................................................        11,730          10,702
COMMITMENTS AND CONTINGENCIES (Notes 2 and 3)
                                                                                            $  1,026,640    $  1,030,433
                                                                                             ===========     ===========


See accompanying Notes to Consolidated Financial Statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                Consolidated Statements of Operations (Unaudited)

                                                                         Three Months Ended          Six Months Ended
                                                                             June 30,                    June 30,
                                                                       1996             1995         1996          1995
                                                                       ----             ----         ----          ----
                                                                                          (In Thousands)

OPERATING REVENUES.................................................  $ 122,020      $  121,237   $  221,847      $ 226,884
                                                                      --------       ---------    ---------       --------

OPERATING EXPENSES:
   Purchased power.................................................     41,326          44,648       73,961         86,655
   Fuel............................................................     12,182          11,527       23,237         22,225
   Other operating and general expenses............................     19,419          17,578       37,369         35,813
   Maintenance.....................................................      2,412           2,873        5,149          5,724
   Depreciation of utility plant...................................      9,309           9,538       19,004         18,914
   Taxes other than income taxes...................................      8,124           7,020       15,475         13,708
   Income taxes (Note 3)...........................................      3,921           2,953        4,539          1,701
                                                                      --------       ---------    ---------       --------
       Total operating expenses....................................     96,693          96,137      178,734        184,740
                                                                      --------       ---------    ---------       --------

NET OPERATING INCOME...............................................     25,327          25,100       43,113         42,144

Other income, net of taxes (Note 3)................................         81             127          261            331
                                                                      --------       ---------    ---------       --------

EARNINGS BEFORE INTEREST CHARGES AND
  CHANGE IN ACCOUNTING.............................................     25,408          25,227       43,374         42,475
                                                                      --------       ---------    ---------       --------

INTEREST CHARGES:
   Interest on long-term debt......................................     16,555          18,138       33,124         36,589
   Other interest and amortization of debt-related costs...........        811             921        1,589          1,872
                                                                      --------       ---------    ---------       --------
       Total interest charges......................................     17,366          19,059       34,713         38,461
                                                                      --------       ---------    ---------       --------

EARNINGS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING..........................................      8,042           6,168        8,661          4,014

Cumulative effect of change in accounting
  for unbilled revenues, net of taxes (Note 1).....................         -               -            -           8,445
                                                                      --------       ---------    ---------       --------

NET EARNINGS.......................................................      8,042           6,168        8,661         12,459

Dividends on preferred stock.......................................         42             180           84            368
                                                                      --------       ---------    ---------       --------

EARNINGS APPLICABLE TO COMMON STOCK................................  $   8,000      $    5,988   $    8,577      $  12,091
                                                                      ========       =========    =========       ========










See accompanying Notes to Consolidated Financial Statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                                   Six Months Ended
                                                                                             June 30,          June 30,
                                                                                              1996               1995
                                                                                             ------             -----
                                                                                                   (In Thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Cash received from customers..........................................................  $ 216,195        $  224,086
    Purchased power.......................................................................    (79,212)          (88,301)
    Fuel costs paid.......................................................................    (23,856)          (20,461)
    Cash paid for payroll and to other suppliers..........................................    (45,558)          (30,066)
    Interest paid, net of amounts capitalized.............................................    (32,913)          (36,819)
    Income taxes paid.....................................................................     (8,626)             (559)
    Other taxes paid, net of amounts capitalized..........................................    (19,868)          (19,416)
    Other operating cash receipts and payments, net.......................................        246               596
                                                                                             --------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES.................................................      6,408            29,060
                                                                                             --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to utility plant, net of
      capitalized depreciation and interest...............................................    (13,531)          (13,006)
                                                                                             --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid on preferred and common stocks.........................................     (4,884)             (368)
    Issuances:
       Borrowings under secured notes payable.............................................     75,000            20,000
    Redemptions:
       Preferred stock....................................................................         -             (1,100)
       Repayments under secured notes payable.............................................    (68,000)          (33,000)
       Other long-term debt...............................................................       (712)           (1,045)
                                                                                             --------         ---------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES.......................................      1,404           (15,513)
                                                                                             --------         ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS...................................................     (5,719)              541
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................     14,450             8,614
                                                                                             --------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $   8,731        $    9,155
                                                                                             ========         =========


RECONCILIATION OF NET EARNINGS
TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
    Net earnings..........................................................................  $   8,661        $   12,459
    Adjustments to reconcile net earnings to net cash provided by operating activities:
       Cumulative effect of change in accounting for unbilled revenues, net of taxes......         -             (8,445)
       Depreciation of utility plant......................................................     19,004            18,914
       Amortization of debt-related costs and other deferred charges......................      2,260             2,480
       Allowance for borrowed funds used during construction..............................        (62)              (87)
       Deferred income taxes (excluding effect of change in accounting)...................      3,405               180
       Investment tax credit adjustments..................................................       (175)             (107)

    Cash flows impacted by changes in current assets and liabilities:
       Customer receivables...............................................................     (5,414)           (2,018)
       Accounts payable...................................................................      2,178             5,334
       Accrued taxes......................................................................    (11,611)           (4,373)
       Purchased power costs subject to refund............................................     (5,688)               -
       Changes in other current assets and liabilities....................................     (6,543)            4,944
    Other, net............................................................................        393              (221)
                                                                                             --------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES.................................................  $   6,408        $   29,060
                                                                                             ========         =========



See accompanying Notes to Consolidated Financial Statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           Consolidated Balance Sheets

                                                                                           June 30, 1996     December 31,
                                                                                            (Unaudited)          1995
                                                                                                     (In Thousands)
ASSETS
UTILITY PLANT:
    Electric plant........................................................................  $  1,205,201    $  1,193,538
    Construction work in progress.........................................................         1,363           3,334
                                                                                             -----------     -----------
          Total...........................................................................     1,206,564       1,196,872
    Less accumulated depreciation.........................................................       267,970         252,868
                                                                                             -----------     -----------
          Net utility plant...............................................................       938,594         944,004
                                                                                             -----------     -----------

NONUTILITY PROPERTY, at cost..............................................................           212             175
                                                                                             -----------     -----------

CURRENT ASSETS:
    Cash and cash equivalents.............................................................         8,731          14,450
Customer receivables......................................................................        20,983          15,569
    Inventories, at lower of average cost or market:
       Fuel...............................................................................           330             492
       Materials and supplies.............................................................         7,473           7,287
    Deferred purchased power and fuel costs...............................................        11,787           9,261
    Accumulated deferred income taxes.....................................................            -              144
    Other current assets..................................................................         1,549           1,274
                                                                                             -----------     -----------
          Total current assets............................................................        50,853          48,477
                                                                                             -----------     -----------

 DEFERRED CHARGES.........................................................................        30,298          32,287
                                                                                             -----------     -----------
                                                                                            $  1,019,957    $  1,024,943
                                                                                             ===========     ===========

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
    Common stockholder's equity:
       Common stock, $10 par value per share.
          Authorized 12,000,000 shares; issued 10,705 shares..............................  $        107    $        107
       Capital in excess of par value.....................................................       174,931         174,931
       Retained earnings .................................................................        53,090          49,313
                                                                                             -----------     -----------
          Total common stockholder's equity...............................................       228,128         224,351

    Redeemable cumulative preferred stock.................................................         3,600           3,600
    Long-term debt, less current maturities...............................................       517,431         611,925
                                                                                             -----------     -----------
          Total capitalization............................................................       749,159         839,876
                                                                                             -----------     -----------

CURRENT LIABILITIES:
    Current maturities of long-term debt..................................................       101,870           1,070
    Accounts payable......................................................................        24,218          22,040
    Accrued interest......................................................................        14,291          13,982
    Accrued taxes.........................................................................        13,719          25,330
    Customers' deposits...................................................................         2,254           2,493
    Purchased power costs subject to refund ..............................................            -            5,688
    Accumulated deferred income taxes.....................................................           490              -
    Other current liabilities.............................................................         8,685          12,472
                                                                                             -----------     -----------
          Total current liabilities.......................................................       165,527          83,075
                                                                                             -----------     -----------

REGULATORY TAX LIABILITIES................................................................        25,854          26,826
ACCUMULATED DEFERRED INCOME TAXES.........................................................        50,808          47,066
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS...............................................        17,224          17,398
DEFERRED CREDITS..........................................................................        11,385          10,702
COMMITMENTS AND CONTINGENCIES (Notes 2 and 3)
                                                                                            $  1,019,957    $  1,024,943
                                                                                             ===========     ===========


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


(2)      Income Taxes

The components of income taxes were as follows:

                                                                        Three Months Ended June 30,

                                                                TNPE                              TNP
                                                          ------------------             -------------------
                                                          1996          1995              1996          1995
                                                          ----          ----              ----          ----
                                                                            (In Thousands)
     Taxes included in net operating income:
        Federal - current                             $   1,436      $ 1,670           $  1,436     $  1,670
        State - current                                       6           -                   6           -
        Federal - deferred                                2,349        1,091              2,349        1,091
        Investment tax credit ("ITC") adjustments           130          192                130          192
                                                        -------      -------            -------     --------
                                                          3,921        2,953              3,921        2,953
                                                        -------      -------            -------     --------
     Taxes included in other income:
        Federal - current                                  (309)         (77)              (148)         (82)
        Federal - deferred                                  236          194                172          201
        ITC adjustments                                     (58)          (3)               (43)          -
                                                        -------      -------            -------     --------
                                                           (131)         114                (19)         119
                                                        -------      -------            -------     --------

             Total income taxes                       $   3,790     $  3,067           $  3,902    $   3,072
                                                        =======      =======            =======     ========


                                                                         Six Months Ended June 30,

                                                                TNPE                              TNP
                                                          ------------------             ------------
                                                          1996          1995              1996          1995
                                                          ----          ----              ----          ----
                                                                            (In Thousands)
     Taxes included in net operating income:
        Federal - current                             $   1,600      $ 2,029           $  1,600     $  2,029
        State - current                                       6           -                   6           -
        Federal - deferred                                3,061         (221)             3,061         (221)
        ITC adjustments                                    (128)        (107)              (128)        (107)
                                                        -------      -------            -------     --------
                                                          4,539        1,701              4,539        1,701
                                                        -------      -------            -------     --------
     Taxes included in other income:
        Federal - current                                  (404)        (147)              (200)        (137)
        Federal - deferred                                  425          549                344          401
        ITC adjustments                                     (67)          (4)               (47)          -
                                                        -------      -------            -------     -------
                                                            (46)         398                 97          264
                                                        -------      -------            -------     --------
     Taxes on cumulative effect of change in
       accounting, federal - deferred                        -         4,548                 -          4,548
                                                        -------      -------            -------     ---------

             Total income taxes                       $   4,493     $  6,647           $  4,636     $  6,513
                                                        =======      =======            =======      =======

(3)      Income Taxes - continued

The following summarizes federal tax carryforwards as of June 30, 1996:


                                                                       TNPE                TNP
                                                                            (In Thousands)
     Net operating loss
        Amount                                                      $ 12,690           $  27,608
        First year of expiration period                                 2008                2006
        Last year of expiration period                                  2010                2010
     Minimum tax credits
        Amount                                                      $ 24,140           $  29,173
        Expiration period                                               none                none
     ITC
        Amount                                                      $ 13,956           $  15,127
        Expiration period                                               2005                2005

         As indicated in the 1995 Combined Annual Report on Form 10-K, an Internal Revenue Service ("IRS") revenue agent involved in auditing TNPE's 1990 and 1991 consolidated federal income tax returns recommended, in March 1995, that a private letter ruling concerning eligibility of the TNP One generating plant for ITC be revoked retroactively. Management believes that TNP's claim for ITC is valid and is contesting the agent's recommendation. Of the $22.5 million of ITC at issue, TNPE and its subsidiaries have utilized $5.2 million in the consolidated returns through 1994 and expect to utilize $2.9 million in the 1995 consolidated return. TNP's portion is $4.0 million and $2.9 million, respectively. However, since 1990, TNPE and TNP have only recognized $1.3 million of the ITC in results of operations.

(3)      Accounting for the Effects of Regulation

         TNPE's and TNP's consolidated financial statements reflect the application of certain accounting standards, including Statement of Financial Accounting Standard ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation," which provide for recognition of the economic effects of rate regulation. On May 2, 1996 TNP made a filing with the Public Utility Commission of Texas ("PUCT") requesting approval of a proposal designed to better position TNP for a competitive future. On June 21, 1996, TNP made a similar filing with the New Mexico Public Utility Commission ("NMPUC"). Additional information regarding these two filings is provided under "MD&A--Regulatory Matters." Management believes that TNPE and TNP satisfy the criteria for accounting in accordance with SFAS 71.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

         The following discussion should be read in conjunction with the related consolidated financial statements and Notes. References to "Note(s)" will mean Notes to Consolidated Financial Statements.

Results Of Operations

   Overall Results

         TNPE's earnings applicable to common stock were $7.8 million for the three-month period ended June 30, 1996, compared to earnings of $6.0 million for the corresponding 1995 period. Earnings were $8.3 million for the six-month period ended June 30, 1996, compared to earnings of $3.5 million for the corresponding 1995 period, excluding the effect of the $8.4 million change in accounting described in Note 1.

         The earnings improvements of $1.8 million and $4.8 million, respectively, for the three- and six-month periods resulted from increased base revenues and lower interest expense partially offset by higher tax-related expenses and other operating expenses.


   Operating Revenues

         The components of operating revenues are summarized in the following table (in thousands):


                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                                                         Increase                                 Increase
                                                 1996         1995      (Decrease)        1996         1995      (Decrease)
                                               --------     ---------   ----------     ---------    ---------    ----------
         Operating revenues                   $ 122,020    $  121,237    $    783     $  221,847   $  226,884    $ (5,037)

         Less pass-through items:
           Purchased power                       41,326        44,648      (3,322)        73,961       86,655     (12,694)
           Fuel & standby power                  12,472        11,774         698         24,243       23,258         985
                                               --------     ---------     -------      ---------    ---------     -------

               Total pass-through items          53,798        56,422      (2,624)        98,204      109,913     (11,709)
                                                -------      --------     -------       --------     --------     -------

         Base revenues                         $ 68,222     $  64,815    $  3,407      $ 123,643    $ 116,971    $  6,672
                                                =======      ========     =======       ========     ========     =======

         GWH Sales                                1,759         1,565         194          3,353        3,040         313
                                               ========     =========     =======      =========    =========     =======


         Pass-through items are the portion of operating revenues that recover from customers the costs of purchased power, fuel, and standby power. These items affect customer rates but do not affect operating income. Explanations for the three- and six-month period variances are discussed under "Results of Operations -- Operating Expenses."

         Current three- and six-month period base revenues exceeded the corresponding 1995 periods by $3.4 million and $6.7 million, respectively. The base revenue increases are primarily due to increased sales to residential and commercial customers due to weather-related conditions, higher usage by certain industrial customers, and the addition of new customers. Approximately 3,000 customers have been added to TNP's system since the sale of the Texas Panhandle properties in September 1995.

         Current quarter sales of 1,759 GWH represented a 12.4% improvement over prior quarter sales. Consumption increased among all customer classes. Industrial sales increased by 20.4% due the addition of new load from an existing customer and increased standby sales to cogenerating customers. Sales to residential and commercial customers increased 8.9% and 4.6%, respectively, due to warmer-than-normal temperatures in the company's Texas service area.

         Current six-month period sales of 3,353 GWH represented a 10.3% improvement over the corresponding 1995 period due to the reasons stated above and colder than normal weather during the first quarter of 1996 causing increased consumption among Texas residential customers.



   Operating Expenses

         The components of operating expenses are summarized in the following table (in thousands):


                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                                                         Increase                                 Increase
                                                 1996         1995      (Decrease)        1996         1995      (Decrease)
                                               --------     ---------   ----------     ---------    ---------    ----------
         Pass-through expenses                 $ 53,798     $  56,422   $  (2,624)     $  98,204   $  109,913     (11,709)

         Other operating expenses                30,850        29,742       1,108         60,516       59,418       1,098

         Tax-related expenses                    12,045         9,973       2,072         20,014       15,409       4,605
                                                -------      --------    --------       --------    ---------     -------

         Operating Expenses                    $ 96,693     $  96,137   $     556      $ 178,734   $  184,740    $ (6,006)
                                                =======      ========    ========       ========    =========     =======


         Total operating expenses for the current quarter increased by $0.6 million as compared to the same quarter last year due to an increase in tax-related expenses of $2.1 million and other operating expenses of $1.1 million offset by lower pass-through expenses of $2.6 million.

         Current six-month period operating expenses decreased by $6.0 million as compared to the corresponding 1995 period. This resulted from lower pass-through expenses of $11.7 million offset by increases in tax-related expenses of $4.6 million and other operating expenses of $1.1 million.

   Pass-through Expenses

         Pass-through expenses consist of purchased power, standby power, and certain fuel costs. The overall decreases in pass-through costs are primarily due to lower costs of purchased power offset by increased fuel expense.

         Purchased Power. Purchased power costs decreased by $3.3 million in the current quarter due to reductions in the cost of power from existing suppliers and shifting purchases to new, lower cost suppliers. Purchased power costs decreased by $12.7 million for the current six-month period due to the previously stated reasons and TNP passing through to Texas customers refunds from two suppliers of $6.7 million.

         Fuel. The increases in current quarter and current six-month periods of $0.7 million and $1.0 million, respectively, are attributed to increased GWH sales. The majority of TNP's monthly fuel costs are recovered in revenues through a fixed fuel factor per KWH approved by the PUCT. TNP records as fuel expense the amount collected through this fixed fuel factor. Any difference between the amount collected and actual cost is deferred for collection/refund in future periods. TNP has an under-recovered fuel cost at June 30, 1996 of $8.4 million.

   Tax-Related Expenses and Other Operating Expenses

         Tax-related expenses consist of income taxes and taxes other than income taxes. The increase of $2.1 million and $4.6 million in the current three- and six- month periods, respectively, is due to improved operating results and increased ad valorem tax rates.

         Other operating expenses increased by $1.1 million in both the current three- and six-month periods, respectively. The increase is due to increased labor and employee benefits costs from severance payments in June 1996 related to recent workforce reductions.

   Interest Expense

         Interest charges during the current three- and six-month periods decreased by $1.7 million and $3.7 million, respectively. The decreases are attributed to reduced long-term debt levels and decreased interest rates associated with the revolving credit facility. Contributing to the long-term debt reduction were the retirement of $29.2 million of Series T First Mortgage Bonds in October 1995 and a reduction in the amount of borrowings under the revolving credit facility due to use of excess cash to repay debt.

Financial Condition

   Liquidity

     TNP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under its revolving credit facility should be sufficient to meet working capital requirements and planned capital expenditures at least through 1998. Liquidity requirements may be supplemented by capital contributions from proceeds of the private or public placement of TNPE common stock.

     As of June 30, 1996, unused credit under the revolving credit facility was $100 million, subject to interest coverage and capitalization tests. TNP can borrow up to $50 million of the unused commitment with no additional collateral and can borrow the remainder of the unused commitment ($50 million) by pledging First Mortgage Bonds ("FMBs") equal in principal amount to such borrowings. Presently, TNP is limited in its ability to issue new FMBs as collateral. In order to use the additional $50 million of unused commitment, TNP would have to redeem existing FMBs which could then be used as collateral for borrowings under such unused commitment.


Regulatory Matters

   Community Choice(SM)

         On May 2, 1996, TNP filed an application with the PUCT requesting approval of a program known as Community Choice that would apply to electric services provided by TNP in Texas. On June 21, 1996, TNP filed an application with the NMPUC requesting approval of a similar Community Choice program that would apply to electric service provided by TNP in New Mexico. Community Choice is a transition plan designed to address the opportunities and challenges presented by the increasingly deregulated and competitive environment of the electric services industry. Each of these filings requests that TNP be allowed to implement the Community Choice program beginning in January 1997.

         As proposed by TNP, Community Choice provides for transition periods of four years in New Mexico and five years in Texas. During these transition periods, TNP's rates for electric service in New Mexico and Texas would be structured to provide TNP a reasonable opportunity to reduce its so-called "stranded costs." "Stranded costs" means the difference between what it currently costs TNP to provide electric service and what a customer would be willing to pay in a competitive retail electric services market. In Texas, TNP's potential stranded cost relates to TNP One, its 300 MW generating unit, and could potentially be more than $250 million. In New Mexico, TNP's potential stranded cost relates to its purchased power contracts and could potentially be more than $30 million. At the end of the transition periods, TNP would aggregate, or combine, its customers at the community level and permit these aggregated electrical loads to choose the types and nature of electric services that will be available to individual customers within each aggregated load.

     There can be no assurance that Community Choice will be approved by the PUCT or the NMPUC, or that Community Choice, if approved, will be successful. The success of Community Choice and its impact on the financial performance of TNP depends on many factors, including regulatory approval, customer interest and satisfaction, and its ability to develop and implement programs tailored for its customers individually. The PUCT has raised a number of issues which it desires to have addressed by TNP and the various intervenors. TNP will continue to evaluate the effect of these and other issues on the eventual approval by the PUCT of its application.


   Texas Transmission Access Filing

         The PUCT recently passed a wholesale transmission access rule which establishes a regional method of transmission pricing, terms, and conditions. The purpose is to increase competition in wholesale energy sales within Texas and establish an Independent System Operator for the Electric Reliability Council of Texas ("ERCOT") transmission system. As a direct result, filings of cost data from all Texas utilities were made with the PUCT in May 1996. These filings will be used by the PUCT to set the transmission pricing rules for the ERCOT region. TNP believes it should benefit from the new rules as competition should increase in the wholesale power market and result in reduced purchased power and wheeling costs. TNP expects the PUCT to finalize the transmission fee structure by the end of 1996.

   Control Area

         TNP implemented a control area in Texas which became operational on July 31, 1996. The control area is an electrical system which enables TNP to instantaneously balance its system resources with loads. TNP had previously contracted with another utility for these services. It also permits TNP to replace standby power with its reserves at TNP One, its generation plant, which should result in annual cost savings of at least $3.1 million annually.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.


     As discussed in TNPE's and TNP's 1995 Combined Annual Report of Form 10-K at page 38, incorporated in this report by reference, TNP filed proceedings in July 1995 with the PUCT and in a Texas state district court to declare TNP's wholesale purchased power agreement with Texas Utilities Electric Company ("TU") null and void. TNP requested a declaration that certain provisions in the TU agreement are against public policy and violate Texas law.

     In an April 1996 meeting, the PUCT discussed TNP's complaint against TU and the issues of whether the PUCT has the authority to rescind or restructure this agreement. The PUCT issued an order requiring TNP and TU to submit briefs on these issues. Further impacting these issues is the question of the degree to which the TU agreement complies with the PUCT's new open access transmission rules. In May the PUCT found that the agreement with TU for wholesale power and transmission service was a single agreement and that the transmission terms should comply with the new transmission access rules. The PUCT abated the proceeding for 90 days and ordered TNP and TU to renegotiate the contract. TNP and TU have since filed pleadings indicating that negotiations are at an impasse and requesting that the PUCT issue a final order. On August 7, 1996, the PUCT addressed the motions and found two of the terms of the contract void and voted to issue a final order ordering the parties to reform the transmission services portion of the contract. Any final order issued is subject to motions for rehearing and appeal by TNP and/or TU. The ultimate outcome of these motions and any subsequent appeals cannot be determined at this time.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

                  The following exhibits are filed with this report:

                  27(a)    Financial Data Schedule for TNPE

                  27(b)    Financial Data Schedule for TNP


           (b)    Reports on Form 8-K

                  None.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                                 TNP ENTERPRISES, INC.


                                             By \s\ MANJIT S. CHEEMA
                                                -----------------------------
                                                Manjit S. Cheema
Date: August 12, 1996                            Sr. Vice President and
                                                 as Chief Financial Officer



(Registrant)                                 TEXAS-NEW MEXICO POWER COMPANY


                                             By \s\ MELISSA D. DAVIS
                                                -----------------------------
                                                Melissa D. Davis
Date: August 12, 1996                            Controller and as
                                                  Chief Accounting Officer