Form 10-Q
period 1996-09-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1996-11-05
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MarkOne)
(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1996

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

TNP Enterprises, Inc. had 12,990,982 shares of common stock outstanding as of October 24, 1996.

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

                     TNP Enterprises, Inc. And Subsidiaries
                 Texas New-Mexico Power Company And Subsidiaries
 Combined Quarterly Report on Form 10-Q for the period ended September 30, 1996

This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.
           (Unaudited for Periods Ended September 30, 1996, and 1995)

           TNP Enterprises, Inc. ("TNPE") and Subsidiaries:

                 Consolidated Statements of Operations
                 Three- and Nine-Month Periods Ended September 30, 1996, and 1995                              3

                 Consolidated Statements of Cash Flows
                 Nine-Month Periods Ended September 30, 1996, and 1995                                         4

                 Consolidated Balance Sheets
                 September 30, 1996, and December 31, 1995                                                     5

           Texas-New Mexico Power Company ("TNP") and Subsidiaries:

                 Consolidated Statements of Operations
                 Three- and Nine-Month Periods Ended September 30, 1996, and 1995                              6

                 Consolidated Statements of Cash Flows
                 Nine-Month Periods Ended September 30, 1996, and 1995                                         7

                 Consolidated Balance Sheets
                 September 30, 1996, and December 31, 1995                                                     8

           Notes to Consolidated Financial Statements                                                          9

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.              9


                           PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                                                  13

  Item 6.  Exhibits and Reports on Form 8-K.                                                                   14
           (a)   Exhibit Index                                                                                 14
           (b)   Reports on Form 8-K                                                                           14
  Signature page (TNPE and TNP)                                                                                14

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                  Consolidated Statements of Income (Unaudited)


                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                       1996        1995          1996        1995
                                                                    ---------    ---------    ---------    ---------
                                                                         (In Thousands Except Per Share Amounts)
OPERATING REVENUES ..............................................   $ 157,453    $ 151,586    $ 379,300    $ 378,470
                                                                    ---------    ---------    ---------    ---------

OPERATING EXPENSES:
  Purchased power ...............................................      63,904       52,060      137,865      138,715
  Fuel ..........................................................      15,167       15,815       38,404       38,040
  Other operating and general expenses ..........................      17,517       18,172       54,886       53,985
  Maintenance ...................................................       2,622        2,843        7,771        8,567
  Depreciation of utility plant .................................       9,562        9,544       28,566       28,458
  Taxes other than income taxes .................................       9,195        8,158       24,670       21,866
  Income taxes ..................................................       8,249        9,847       12,788       11,548
                                                                    ---------    ---------    ---------    ---------
       Total operating expenses .................................     126,216      116,439      304,950      301,179
                                                                    ---------    ---------    ---------    ---------

NET OPERATING INCOME ............................................      31,237       35,147       74,350       77,291
                                                                    ---------    ---------    ---------    ---------

OTHER INCOME :
  Gain on sale of Texas Panhandle properties ....................        --         14,583         --         14,583
  Other income and deductions, net ..............................        (994)         572       (1,046)       1,097
  Income taxes ..................................................       1,263       (5,299)       1,308       (5,697)
                                                                    ---------    ---------    ---------    ---------
       Other income, net of taxes ...............................         269        9,856          262        9,983
                                                                    ---------    ---------    ---------    ---------
EARNINGS BEFORE INTEREST CHARGES
  AND CHANGE IN ACCOUNTING ......................................      31,506       45,003       74,612       87,274
                                                                    ---------    ---------    ---------    ---------
INTEREST CHARGES:
  Interest on long-term debt ....................................      16,256       17,638       49,380       54,227
  Other interest and amortization of debt-related costs .........         958          637        2,547        2,509
                                                                    ---------    ---------    ---------    ---------
            Total interest charges ..............................      17,214       18,275       51,927       56,736
                                                                    ---------    ---------    ---------    ---------

EARNINGS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING .......................................      14,292       26,728       22,685       30,538
Cumulative effect of change in accounting for
    unbilled revenues, net of taxes (note 4) ....................        --           --           --          8,445
                                                                    ---------    ---------    ---------    ---------

NET EARNINGS ....................................................      14,292       26,728       22,685       38,983
Dividends on preferred stock ....................................          42          152          126          520
                                                                    ---------    ---------    ---------    ---------

EARNINGS APPLICABLE TO COMMON STOCK .............................   $  14,250    $  26,576    $  22,559    $  38,463
                                                                    =========    =========    =========    =========

EARNINGS PER SHARE OF COMMON STOCK:
  Earnings before cumulative effect of change in accounting .....   $    1.29    $    2.44    $    2.05    $    2.75
  Cumulative effect of change in accounting for unbilled revenues        --           --           --           0.78
                                                                    ---------    ---------    ---------    ---------
  Earnings per share ............................................   $    1.29    $    2.44    $    2.05    $    3.53
                                                                    =========    =========    =========    =========
DIVIDENDS PER SHARE OF COMMON STOCK .............................   $   0.245    $    0.20    $   0.685    $    0.60
                                                                    =========    =========    =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT  SHARES OUTSTANDING ..........................      11,080       10,909       11,029       10,896
                                                                    =========    =========    =========    =========

See accompanying Notes to Consolidated Financial Statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                         Nine Months Ended
                                                                                   September 30,     September 30,
                                                                                       1996               1995
                                                                                 --------------   -----------------
                                                                                           (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers ......................................................   $ 374,529    $ 373,127
  Purchased power ...................................................................    (138,326)    (138,838)
  Fuel costs paid ...................................................................     (37,292)     (32,434)
  Cash paid for payroll and to other suppliers ......................................     (63,226)     (52,551)
  Interest paid, net of amounts capitalized .........................................     (62,137)     (58,929)
  Income taxes paid .................................................................     (11,596)        (781)
  Other taxes paid, net of amounts capitalized ......................................     (23,777)     (24,652)
  Other operating cash receipts and payments, net ...................................       2,579          916
                                                                                        ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................................      40,754       65,858
                                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant, net of capitalized depreciation and interest ..........     (20,563)     (19,956)
  Net proceeds from sale of Texas Panhandle properties ..............................        --         29,009
  Purchases of temporary investments ................................................        --        (11,171)
  Maturities of temporary investments ...............................................        --         10,612
                                                                                        ---------    ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES .................................     (20,563)       8,494
                                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks .....................................      (7,644)      (7,062)
  Issuances:
     Common stock ...................................................................       1,410          743
     Borrowings under revolving credit facility .....................................      93,000       28,000
     Other long-term debt ...........................................................         835
  Redemptions:
     Preferred stock ................................................................        --         (1,100)
     Repayments under revolving credit facility .....................................    (103,000)     (64,000)
     First mortgage bonds ...........................................................     (10,550)      (1,070)
                                                                                        ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES ...............................................     (25,949)     (44,489)
                                                                                        ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS .............................................      (5,758)      29,863
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................      21,105       15,297
                                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................   $  15,347    $  45,160
                                                                                        =========    =========

RECONCILIATION OF NET EARNINGS TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
  Net earnings ......................................................................   $  22,685    $  38,983
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Cumulative effect of change in accounting for unbilled revenues, net of taxes ..        --         (8,445)
     Recognition of deferred revenues ...............................................        --         (4,782)
     Gain on sale of Texas Panhandle properties .....................................        --        (14,583)
     Depreciation of utility plant ..................................................      28,566       28,458
     Amortization of debt-related costs and other deferred charges ..................       3,390        3,634
     Allowance for borrowed funds used during construction ..........................         (78)        (126)
     Deferred income taxes (excluding effect of change in accounting) ...............       4,711        4,138
     Investment tax credits .........................................................         926        2,263

Cash flows impacted by changes in current assets and liabilities:
     Customer receivables ...........................................................      (4,754)           3
     Deferred purchased power and fuel costs ........................................      (1,171)       5,959
     Accounts payable ...............................................................       8,893        7,195
     Accrued interest ...............................................................      (7,739)      (4,454)
     Accrued taxes ..................................................................      (4,468)       7,615
     Purchased power costs subject to refund ........................................      (5,688)        --
     Changes in other current assets and liabilities ................................      (3,967)       1,232
Other, net ..........................................................................        (552)      (1,232)
                                                                                        ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................................   $  40,754    $  65,858
                                                                                        =========    =========
See accompanying Notes to Consolidated Financial Statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           Consolidated Balance Sheets

                                                               Sept 30 1996    December 31,
                                                                (Unaudited)       1995
                                                               -------------- --------------
                                                                       (In Thousands)
ASSETS
UTILITY PLANT:
  Electric plant .............................................   $1,211,000   $1,193,538
  Construction work in progress ..............................        1,755        3,334
                                                                 ----------   ----------
            Total ............................................    1,212,755    1,196,872
  Less accumulated depreciation ..............................      276,676      252,868
                                                                 ----------   ----------
            Net utility plant ................................      936,079      944,004
                                                                 ----------   ----------

NONUTILITY PROPERTY, at cost .................................          213          175
                                                                 ----------   ----------

CURRENT ASSETS:
  Cash and cash equivalents ..................................        8,713       14,450
  Customer receivables .......................................       18,616       15,569
  Inventories, at lower of average cost or market:
       Fuel ..................................................          383          492
       Materials and supplies ................................        6,983        7,287
  Deferred purchased power and fuel costs ....................       10,432        9,261
  Accumulated deferred income taxes ..........................        2,276          144
  Other current assets .......................................        2,898        1,274
                                                                 ----------   ----------
            Total current assets .............................       50,301       48,477
                                                                 ----------   ----------

DEFERRED CHARGES .............................................       30,300       32,287
                                                                 ----------   ----------
                                                                 $1,016,893   $1,024,943
                                                                 ==========   ==========
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common stockholder's equity:
       Common stock, $10 par value per share
            Authorized 12,000,000 shares; issued 10,705 shares   $      107   $      107
       Capital in excess of par value ........................      174,931      174,931
       Retained earnings .....................................       65,604       49,313
                                                                 ----------   ----------
            Total common stockholder's equity ................      240,642      224,351

  Redeemable cumulative preferred stock ......................        3,600        3,600
  Long-term debt, less current maturities ....................      490,601      611,925
                                                                 ----------   ----------
            Total capitalization .............................      734,843      839,876
                                                                 ----------   ----------

CURRENT LIABILITIES:
  Current maturities of long-term debt .......................      101,870        1,070
  Accounts payable ...........................................       30,117       22,040
  Accrued interest ...........................................        6,243       13,982
  Accrued taxes ..............................................       20,915       25,330
  Customers' deposits ........................................        2,475        2,493
  Purchased power costs subject to refund ....................         --          5,688
  Other current liabilities ..................................        9,333       12,472
                                                                 ----------   ----------
            Total current liabilities ........................      170,953       83,075
                                                                 ----------   ----------

REGULATORY TAX LIABILITIES ...................................       24,253       26,826
ACCUMULATED DEFERRED INCOME TAXES ............................       56,363       47,066
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS ..................       18,345       17,398
DEFERRED CREDITS .............................................       12,136       10,702
COMMITMENTS AND CONTINGENCIES (Notes 2 and 3)
                                                                 ----------   ----------
                                                                 $1,016,893   $1,024,943
                                                                 ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                            September 30,
                                                                                1996      December 31,
                                                                            (Unaudited)       1995
                                                                            ------------   ----------
                                                                                 (In Thousands)
ASSETS
UTILITY PLANT:
  Electric plant ..........................................................   $1,211,000   $1,193,538
  Construction work in progress ...........................................        1,755        3,334
                                                                              ----------   ----------
            Total .........................................................    1,212,755    1,196,872
  Less accumulated depreciation ...........................................      276,676      252,868
                                                                              ----------   ----------
            Net utility plant .............................................      936,079      944,004
                                                                              ----------   ----------

NONUTILITY PROPERTY, at cost ..............................................        1,525        1,156
                                                                              ----------   ----------

CURRENT ASSETS:
  Cash and cash equivalents ...............................................       15,347       21,105
  Customer receivables ....................................................       20,323       15,569
  Inventories, at lower of average cost or market:
       Fuel ...............................................................          383          492
       Materials and supplies .............................................        7,052        7,287
  Deferred purchased power and fuel costs .................................       10,432        9,261
  Accumulated deferred income taxes .......................................        2,276          144
  Other current assets ....................................................        2,115          960
                                                                              ----------   ----------
            Total current assets ..........................................       57,928       54,818
                                                                              ----------   ----------

DEFERRED CHARGES ..........................................................       28,480       30,455
                                                                              ----------   ----------
                                                                              $1,024,012   $1,030,433
                                                                              ==========   ==========
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common stockholders' equity:
       Common stock - no par value per share.  Authorized 50,000,000
            shares; issued 10,986,397 shares in 1996 and 10,920,060 in 1995   $  136,383   $  134,973
       Retained earnings ..................................................       97,525       82,484
                                                                              ----------   ----------
            Total common stockholders' equity .............................      233,908      217,457

  Preferred stock .........................................................        3,600        3,600
  Long-term debt, less current maturities .................................      491,399      611,925
                                                                              ----------   ----------
            Total capitalization ..........................................      728,907      832,982
                                                                              ----------   ----------

CURRENT LIABILITIES:
  Current maturities of long-term debt ....................................      101,907        1,070
  Accounts payable ........................................................       30,933       22,040
  Accrued interest ........................................................        6,243       13,982
  Accrued taxes ...........................................................       21,737       26,205
  Customers' deposits .....................................................        2,476        2,493
  Purchased power costs subject to refund .................................         --          5,688
  Other current liabilities ...............................................        9,333       12,472
                                                                              ----------   ----------
            Total current liabilities .....................................      172,629       83,950
                                                                              ----------   ----------

REGULATORY TAX LIABILITIES ................................................       24,253       26,826
ACCUMULATED DEFERRED INCOME TAXES .........................................       66,405       57,381
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS ...............................       19,518       18,592
DEFERRED CREDITS ..........................................................       12,300       10,702
COMMITMENTS AND CONTINGENCIES (Notes 2 and 3)
                                                                              ----------   ----------
                                                                              $1,024,012   $1,030,433
                                                                              ==========   ==========

See accompanying Notes to Consolidated Financial Statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES (a wholly owned subsidiary of TNP Enterprises, Inc.)
                  Consolidated Statements of Income (Unaudited)

                                                            Three Months Ended       Nine Months Ended
                                                               September 30,            September 30,
                                                             1996       1995          1996        1995
                                                          ---------   ---------    ---------   ---------
                                                                          (In Thousands)
OPERATING REVENUES ....................................   $ 157,453   $ 151,586    $ 379,300   $ 378,470
                                                          ---------   ---------    ---------   ---------

OPERATING EXPENSES:
  Purchased power .....................................      63,904      52,060      137,865     138,715
  Fuel ................................................      15,167      15,815       38,404      38,040
  Other operating and general expenses ................      17,517      18,172       54,886      53,985
  Maintenance .........................................       2,622       2,843        7,771       8,567
  Depreciation of utility plant .......................       9,562       9,544       28,566      28,458
  Taxes other than income taxes .......................       9,195       8,158       24,670      21,866
  Income taxes ........................................       8,249       9,847       12,788      11,548
                                                          ---------   ---------    ---------   ---------
       Total operating expenses .......................     126,216     116,439      304,950     301,179
                                                          ---------   ---------    ---------   ---------

NET OPERATING INCOME ..................................      31,237      35,147       74,350      77,291
                                                          ---------   ---------    ---------   ---------

OTHER INCOME :
  Gain on sale of Texas Panhandle properties ..........        --        14,583         --        14,583
  Other income and deductions, net ....................         226         657          584       1,252
  Income taxes ........................................       1,008      (5,329)         910      (5,593)
                                                          ---------   ---------    ---------   ---------
       Other income, net of taxes .....................       1,234       9,911        1,494      10,242
                                                          ---------   ---------    ---------   ---------
EARNINGS BEFORE INTEREST CHARGES
  AND CHANGE IN ACCOUNTING ............................      32,471      45,058       75,844      87,533
                                                          ---------   ---------    ---------   ---------
INTEREST CHARGES:
  Interest on long-term debt ..........................      16,256      17,638       49,380      54,227
  Other interest and amortization of debt-related costs         958         637        2,547       2,509
                                                          ---------   ---------    ---------   ---------
            Total interest charges ....................      17,214      18,275       51,927      56,736
                                                          ---------   ---------    ---------   ---------

EARNINGS BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING .............................      15,257      26,783       23,917      30,797
Cumulative effect of change in accounting for
  unbilled revenues, net of taxes (note 4) ............        --          --           --         8,445
                                                          ---------   ---------    ---------   ---------

NET EARNINGS ..........................................      15,257      26,783       23,917      39,242
Dividends on preferred stock ..........................          42         152          126         520
                                                          ---------   ---------    ---------   ---------

EARNINGS APPLICABLE TO COMMON STOCK ...................   $  15,215   $  26,631    $  23,791   $  38,722
                                                          =========   =========    =========   =========

See accompanying Notes to Consolidated Financial Statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES (a wholly owned subsidiary of TNP Enterprises, Inc.)
                Consolidated Statements of Cash Flows (Unaudited)

                                                                                        Nine Months Ended
                                                                                    September 30,  September 30,
                                                                                         1996          1995
                                                                                       ----------   ----------
                                                                                            (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers ......................................................   $ 376,235    $ 373,127
  Purchased power ...................................................................    (138,326)    (138,838)
  Fuel costs paid ...................................................................     (37,292)     (32,434)
  Cash paid for payroll and to other suppliers ......................................     (64,594)     (52,327)
  Interest paid, net of amounts capitalized .........................................     (62,137)     (58,929)
  Income taxes paid .................................................................     (10,538)      (1,037)
  Other taxes paid, net of amounts capitalized ......................................     (24,887)     (24,301)
  Other operating cash receipts and payments, net ...................................       4,541          595
                                                                                        ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................................      43,002       65,856
                                                                                        ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant, net of capitalized depreciation and interest ..........     (20,563)     (19,956)
  Net proceeds from sale of Texas Panhandle properties ..............................        --         29,009
                                                                                        ---------    ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES ...............................     (20,563)       9,053
                                                                                        ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks .....................................      (7,626)        (525)
  Issuances:
     Borrowings under revolving credit facility .....................................      93,000       28,000
  Redemptions:
     Preferred stock ................................................................        --         (1,100)
     Repayments under revolving credit facility .....................................    (103,000)     (64,000)
     First mortgage bonds ...........................................................     (10,550)      (1,070)
                                                                                        ---------    ---------

NET CASH USED IN FINANCING ACTIVITIES ...............................................     (28,176)     (38,695)
                                                                                        ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS .............................................      (5,737)      36,214
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................      14,450        8,614
                                                                                        ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................   $   8,713    $  44,828
                                                                                        =========    =========

RECONCILIATION OF NET EARNINGS TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
  Net earnings ......................................................................   $  23,917    $  39,242
  Adjustments to reconcile net earnings to net cash provided by operating activities:
     Cumulative effect of change in accounting for unbilled revenues, net of taxes ..        --         (8,445)
     Recognition of deferred revenues ...............................................        --         (4,782)
     Gain on sale of Texas Panhandle properties .....................................        --        (14,583)
     Depreciation of utility plant ..................................................      28,566       28,458
     Amortization of debt-related costs and other deferred charges ..................       3,390        3,634
     Allowance for borrowed funds used during construction ..........................         (78)        (126)
     Deferred income taxes (excluding effect of change in accounting) ...............       4,787        4,003
     Investment tax credits .........................................................         947        2,271

Cash flows impacted by changes in current assets and liabilities:
     Customer receivables ...........................................................      (3,047)           3
     Deferred purchased power and fuel costs ........................................      (1,171)       5,959
     Accounts payable ...............................................................       8,077        7,195
     Accrued interest ...............................................................      (7,739)      (4,454)
     Accrued taxes ..................................................................      (4,415)       7,398
     Purchased power costs subject to refund ........................................      (5,688)        --
     Changes in other current assets and liabilities ................................      (4,368)       1,493
Other, net ..........................................................................        (176)      (1,410)
                                                                                        ---------    ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES ...........................................   $  43,002    $  65,856
                                                                                        =========    =========

See accompanying Notes to Consolidated Financial Statements.

                      TNP Enterprises Inc. and Subsidiaries
                 Texas-New Mexico Power Company and Subsidiaries
                   Notes to Consolidated Financial Statements


(1)      Interim Financial Statements

     The interim consolidated financial statements of TNPE and subsidiaries, and TNP and subsidiaries are unaudited. The 1996 financial statements include a net loss from the start-up operations of Community Public Service Company ("CPS"), a wholly owned subsidiary of TNPE. The 1995 financial statements reflect one-time items consisting of the sale of the Texas Panhandle properties, a change in accounting for unbilled revenues, and recognition of certain deferred revenues. In management's opinion, the financial statements reflect all other adjustments (consisting only of normal recurring accruals) necessary to state fairly results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods, due in part to seasonal revenue fluctuations, CPS' start-up operations, and the 1995 one-time items. Amounts shown for TNPE and TNP at December 31, 1995, are based on audited consolidated financial statements appearing in TNPE's and TNP's 1995 Combined Annual Report on Form 10-K.

(2)      Income Taxes

     As indicated in the 1995 Combined Annual Report on Form 10-K, an Internal Revenue Service revenue agent involved in auditing TNPE's 1990 and 1991 consolidated federal income tax returns recommended, in March 1995, that a private letter ruling concerning eligibility of the TNP One generating plant for Investment Tax Credits ("ITC") be revoked retroactively. Management believes that TNP's claim for ITC is valid and is contesting the agent's recommendation. Of the $22.5 million of ITC at issue, TNPE and its subsidiaries have utilized $8.2 million in the consolidated returns through 1995; TNP's portion is $7.0 million. However, since 1990, TNPE and TNP have only recognized $1.5 million of the ITC in results of operations.

(3)      Accounting for the Effects of Regulation

     TNPE's and TNP's consolidated financial statements reflect the application of certain accounting standards, including Statement of Financial Accounting Standard ("SFAS") 71, "Accounting for the Effects of Certain Types of Regulation," which provide for recognition of the economic effects of rate regulation. On May 2, 1996, TNP filed a request with the Public Utility Commission of Texas ("PUCT") seeking approval of a proposal designed to better position TNP for a competitive future. On June 21, 1996, TNP made a similar filing with the New Mexico Public Utility Commission ("NMPUC"). Additional information regarding these two filings is provided under "MD&A--Regulatory Matters." Continued applicability of SFAS 71 to TNPE's and TNP's financial statements requires that rates set by an independent regulator on a cost-of-service basis can actually be charged to and collected from customers. Management believes that as of September 30, 1996, and for the foreseeable future, TNPE and TNP satisfy the criteria for accounting in accordance with SFAS 71.

(4)      Change in Accounting for Unbilled Revenues

     Effective January 1, 1995, TNP changed its method of accounting for operating revenues from cycle billing to accrual. This change required the recognition on January 1, 1995 of $12,993,000 ($8,445,000, net of taxes) of additional revenues. Accruing unbilled revenues more closely matches revenues and expenses and conforms to common utility industry practice.

(5)      Issuance of Common Stock

     In October 1996 TNPE issued 2 million shares of common stock in a public offering, with net proceeds of approximately $47 million. The net proceeds were transferred to TNP where a portion was used to repay the outstanding balance of its revolving credit facility.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

     The following discussion should be read in conjunction with the related consolidated financial statements and notes. References to "Note(s)" will mean Notes to Consolidated Financial Statements.


Results Of Operations

   Overall Results

     TNPE's earnings applicable to common stock were $14.3 million for the quarter ended September 30, 1996. Excluding the net loss from the start-up operations of CPS and 1995 one-time items, earnings were $15.1 million, an increase of $1.0 million as compared to the corresponding 1995 quarter, primarily due to a reduction in interest expense. The 1995 items consist of the gain on sale of its Texas Panhandle properties of $9.5 million and the recognition of deferred revenues of $3.0 million.

     CPS, a wholly owned subsidiary of TNPE, began operations early in 1996, and provides energy-related services and products to residential and commercial customers. For the quarter and nine months ended September 30, 1996, CPS had net losses of $0.8 million and $1.0 million, respectively.

     Earnings were $22.6 million for the nine-month period ended September 30, 1996. Excluding one-time items and CPS operating results, earnings were $23.6 million, a $6.0 million increase as compared to the corresponding 1995 period. The $6.0 million earnings improvement resulted from increased base revenues and lower interest expense partially offset by higher income and other tax expenses and other operating expenses. The one-time items consist of those items previously listed and the $8.4 million change in accounting for unbilled revenues described in Note 4.

     Since the operations of TNP (the principal subsidiary) currently represent most of TNPE's operations, the following discussion focuses on TNP's operations.

   Operating Revenues

     The components of operating revenues are summarized in the following table (in thousands):

                                                Three Months Ended September 30,       Nine Months Ended September 30,
                                                --------------------------------       ------------------------------
                                                                         Increase                                 Increase
                                                 1996         1995      (Decrease)        1996         1995      (Decrease)
                                                ------       ------      --------        ------       ------     ----------
         Operating revenues                   $ 157,453    $  151,586   $   5,867     $  379,300   $  378,470    $    830

          Effect of recognizing deferred
           revenue from private letter ruling        -         (4,128)     (4,128)            -        (4,128)     (4,128)
                                              ---------     ---------     -------      ---------    ---------       -----
               Subtotal                         157,453       147,458       9,995        379,300      374,342       4,958


         Less pass-through items                 78,372        68,150      10,222        176,577      178,063      (1,486)
                                              ---------     ---------     -------      ---------    ---------       -----

         Base revenues                        $  79,081    $   79,308   $    (227)    $  202,723   $  196,279    $  6,444
                                              =========    ==========   =========     ==========   ==========    ========


     Pass-through items are the portion of operating revenues that recover from customers the costs of purchased power, fuel, and standby power. These items affect customer rates but do not affect operating income. Explanations for the three- and nine-month period variances are discussed under "Results of Operations -- Operating Expenses."

     Current quarter base revenues were comparable to the corresponding 1995 period. Although current quarter sales increased by 13.6%, the increase was attributed to economy rate sales to industrial customers which are low margin and high volume. Base revenues from the increase in economy sales was offset by a slight decrease in residential sales, which resulted from milder than normal weather in September 1996.

     Current nine-month period base revenues exceeded the corresponding 1995 period by $6.4 million. The base revenue increase is attributed to increased sales to residential and commercial customers due to weather-related conditions, higher usage by certain industrial customers, and the addition of new customers.

     The components of gigawatt-hours ("GWH") sales are summarized in the following table:

                                                Three Months Ended September 30,       Nine Months Ended September 30,
                                                --------------------------------       -------------------------------
                                                                         Increase                                 Increase
                                                 1996         1995      (Decrease)        1996         1995      (Decrease)
                                                 ----         ----       --------         ----         ----       --------
         GWH sales:
         Residential                                749           766         (17)         1,764        1,689          75
         Commercial                                 516           515           1          1,315        1,281          34
         Industrial:
           Firm                                     309           388         (79)         1,010        1,111        (101)
           Economy                                  696           321         375          1,475          895         580
         Other                                       28            33          (5)            87           87          -
                                                 ------        ------       -----          -----        -----         ---
               Total GWH sales                    2,298         2,023         275          5,651        5,063         588
                                                 ======        ======       =====          =====        =====         ===


     Current quarter sales of 2,298 GWH increased over the corresponding 1995 quarter sales of 2,023 GWH due to increased industrial economy sales and the addition of new customers. Contributing to the 41.8% industrial sales increase were new contractual agreements with two existing cogeneration customers. Also, approximately 4,000 customers have been added to TNP's system since the sale of the Texas Panhandle properties in September 1995.

     Current nine-month period sales of 5,651 GWH represented an 11.6% improvement over the corresponding 1995 period due to the reasons stated above. In addition, TNP's Texas customers experienced colder than normal weather during the first quarter of 1996 and warmer than normal weather in the second quarter of 1996 causing increased consumption among the residential customers.


   Operating Expenses

     The components of operating expenses are summarized in the following table (in thousands):

                                                Three Months Ended September 30,       Nine Months Ended September 30,
                                                -------------------------------        -------------------------------
                                                                         Increase                                 Increase
                                                 1996         1995      (Decrease)        1996         1995      (Decrease)
                                                 ----         ----       --------         ----         ----       --------
         Pass-through expenses:
           Purchased power                     $ 64,240     $  53,406   $  10,834     $  140,973   $  143,091    $ (2,118)
           Fuel                                  14,132        14,744        (612)        35,604       34,972         632
                                               --------     ---------   ---------     ----------   ----------    --------
               Total pass-through items          78,372        68,150      10,222        176,577      178,063      (1,486)

         Other operating expenses                30,400        30,284         116         90,915       89,702       1,213

         Income and other tax expenses           17,444        18,005        (561)        37,458       33,414       4,044
                                               --------     ---------   ---------     ----------   ----------    --------
         Total operating expenses              $126,216     $ 116,439   $   9,777     $  304,950   $  301,179    $  3,771
                                               ========     =========   =========     ==========   ==========    ========


     Total operating expenses for the current quarter increased by $9.8 million as compared to the same quarter last year primarily due to an increase in pass-through expenses (as discussed below).

     Current nine-month period operating expenses increased by $3.8 million as compared to the corresponding 1995 period primarily due to increases in income and other tax expenses of $4.0 million and other operating expenses of $1.2 million offset by decreased pass-through expenses of $1.5 million (as discussed below).


         Pass-through Expenses

     Pass-through expenses consist of purchased power and certain fuel costs. Current quarter pass-through expenses increased due to higher purchased power costs offset in part by reduced fuel costs. Current nine-month period pass-through expenses decreased slightly as lower purchased power costs were partially offset by increased fuel costs.

     Purchased Power. Purchased power costs increased by $11.8 million in the current quarter due to increased GWH sales primarily to industrial customers. These industrial sales are at lower costs and resulted from the implementation of TNP's control area. The control area, which became operational on July 31, 1996, is an electrical system which enables TNP to instantaneously balance its system resources with loads. TNP had previously contracted with another utility for these services. Purchased power costs decreased slightly by $0.9 million for the current nine-month period primarily due to cost reductions, offset by the increased GWH sales. Contributing to the cost reductions were (1) lower prices obtained from existing suppliers, (2) shifting purchases to new, lower cost suppliers, and (3) TNP passing through to its Texas customers refunds from two suppliers of $6.7 million.

     Fuel. The decrease in the current quarter fuel costs of $0.6 million is attributed to decreased sales to residential and firm rate industrial customers. No fuel cost is recovered as part of industrial economy sales. The increase in the current nine-month period is attributed to increased firm residential and commercial sales. The majority of TNP's monthly fuel costs are recovered in revenues through a fixed fuel factor per kilowatt-hour approved by the PUCT. TNP records as fuel expense the amount collected through this fixed fuel factor. Any difference between the amount collected and actual cost is deferred for collection/refund in future periods. TNP has under-recovered fuel costs at September 30, 1996 of $4.2 million.

         Other Operating Expenses, Income and Other Tax Expenses

     Other operating expenses for the current quarter approximated the prior year quarter. Other operating expenses for the current nine-month period increased by $1.2 million due to increased labor and employee benefits costs, and severance payments in June 1996 related to workforce reductions.

     Income and other tax-related expenses consist primarily of income, franchise, property, and payroll taxes. Current quarter income and other tax expenses approximated the prior year quarter. The increase for the current nine-month period is due to higher pre-tax income and increased property taxes.

         Other Income and Deductions, net

     TNPE's other income and deductions-net decreased in the current three-and nine-month periods due to the inclusion of CPS' start-up operations.

   Interest Expense

     Interest charges during the current three- and nine-month periods decreased by $1.1 million and $4.8 million, respectively. The decreases are attributed to reduced long-term debt levels and decreased interest rates associated with the revolving credit facility. Contributing to the long-term debt reduction were the retirement of $29.2 million of Series T First Mortgage Bonds in October 1995 and reductions in the amount of borrowings under the revolving credit facility.


Financial Condition

   Liquidity

     As of September 30, 1996, available unused credit under the existing credit facility ("1995 Facility") was $117 million, subject to interest coverage and capitalization tests. TNP can borrow up to $67 million of the unused commitment with no additional collateral and borrow the remainder of the unused commitment ($50 million) by pledging first mortgage bonds ("FMBs") equal to the principal amount of such borrowings. The 1995 Facility was used during September 1996 to retire $8.9 million of 10.5% Series L FMBs.

     TNP entered into a new credit facility ("1996 Facility") effective September 10, 1996. The 1996 Facility provides for a total commitment of $100 million and supplements the 1995 Facility. The interest rate margins under the 1996 Facility are linked to the London Interbank Offered Rate ("LIBOR") and are lower than those for the 1995 Facility. The interest rate margins on both facilities will decrease as the ratings on TNP's FMBs improve. At the time of the common stock issuance described in Note 5, Moody's raised the long-term debt ratings for TNP by one ratings level which will reduce interest costs associated with both facilities. The collateral securing the 1996 Facility are non-interest bearing FMBs. The 1996 Facility expires September 2001 and TNP has the ability to draw on it to redeem other outstanding debt. As of September 30, 1996, there were no borrowings under the new revolving credit facility.

     In addition to the new credit facility, TNP purchased a $50 million interest rate collar to mitigate exposure to variable interest rates. The collar sets a floor and ceiling on the 90-day LIBOR rate at 5.25 percent and 7.50 percent, respectively. The term of the interest rate collar is September 1997 through September 2000.

     TNP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under its two revolving credit facilities should be sufficient to meet working capital requirements and planned capital expenditures at least through 1998.

     During October 1996, TNPE issued 2 million shares of common stock which provided net proceeds of $47 million. The proceeds were used as a capital contribution to TNP for repayment of certain indebtedness, to provide working capital, and for other general corporate purposes. Initially, TNP used the proceeds to pay down the $33 million outstanding on the 1995 Facility at September 30, 1996. TNP intends to use borrowings from its credit facilities to retire the $100.8 million of 11.25% Series T FMBs due January 1997.

Regulatory Matters

   Community ChoiceSM

     On May 2, 1996, TNP filed an application with the PUCT requesting approval of a program known as Community Choice that would apply to electric services provided by TNP in Texas. On June 21, 1996, TNP filed an application with the NMPUC requesting approval of a similar Community Choice program that would apply to electric services provided by TNP in New Mexico. Community Choice is a transition plan designed to address the opportunities and challenges presented by the increasingly deregulated and competitive environment of the electric services industry. Each of these filings requests that TNP be allowed to implement the Community Choice program beginning in January 1997.

     As proposed by TNP, Community Choice provides for transition periods of four years in New Mexico and five years in Texas. During these transition periods, TNP's rates for electric service in New Mexico and Texas would be structured to provide TNP a reasonable opportunity to reduce its so-called potential "stranded costs." "Stranded costs" is the difference between what it currently costs TNP to provide electric service and what a customer would be willing to pay in a competitive retail electric services market. In Texas, TNP's potential stranded cost relates to TNP One, its 300 MW generating unit, and could potentially be more than $250 million. In New Mexico, TNP's potential stranded cost relates to its purchased power contracts and could potentially be more than $30 million. At the end of the transition periods, TNP would aggregate, or combine, its customers at the community level and permit these aggregated electrical loads to choose the types and nature of electric services that will be available to individual customers within each aggregated load.

     There can be no assurance that Community Choice will be approved by the PUCT or the NMPUC, or that Community Choice, if approved, will be successful. The success of Community Choice and its impact on the financial performance of TNP depends on many factors, including regulatory approval, customer interest and satisfaction, and its ability to develop and implement programs tailored for its customers individually. TNP is actively seeking the resolution of a number of issues with the PUCT, NMPUC, and the various intervenors. TNP continues to evaluate the effect of these and other issues on the likelihood of approval of its application by the PUCT and NMPUC.

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

Statement Regarding Forward-Looking Information

     The discussions in this document that are not historical facts, including, but not limited to, statements regarding TNP's and TNPE's current business strategy, projected sources and uses of cash, and projected operations, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially are the following: changes in regulations; results of regulatory proceedings; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in TNP's and TNPE's reports filed with the Securities and Exchange Commission. TNP and TNPE wish to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

   Wholesale Purchase Power Agreement

     As set forth in TNPE's and TNP's 1995 Combined Annual Report on Form 10-K and the Form 10-Qs for the quarters ended March 31 and June 30, 1996, TNP filed a complaint with the PUCT and in a Texas state district court to declare TNP's wholesale purchased power agreement ("TU Agreement") with Texas Utilities Electric Company ("TU") null and void. TNP requested a declaration that certain provisions of the TU agreement are against public policy and violate Texas law.

     On August 29, 1996, the PUCT entered an order declaring two of the terms of the TU Agreement void, but upholding the validity of the remainder of the contract. The PUCT order also orders the parties to reform the transmission services portion of the TU Agreement. The PUCT order became administratively final and appealable by operation of law on October 18, 1996. Appeals of the PUCT order must be filed, if at all, on or before November 17, 1996. TNP is currently assessing whether it will appeal the PUCT order. TNP cannot predict whether TU will appeal the PUCT order.

   Early Redemption of Series T FMBs

     The discussions in TNPE's and TNP's 1995 Combined Annual Report of Form 10-K on page 31, and in Part II, Item 1 of the Form 10-Q for the quarter ended March 31, 1996, concerning litigation in the matter of the early redemption of $29.2 million of Series T FMBs, is incorporated in this report by reference.
This litigation, styled Texas-New Mexico Power Company v. John Hancock Life Insurance Co. et. al., is pending in the United States District Court for the Northern District of Texas, Fort Worth Division. TNP continues to vigorously contest this matter.

     On August 20, 1996, the court granted a motion by Jackson National Life Insurance Company ("Jackson") to certify the treatment of its counterclaim as a class action on behalf of all parties who were holders of Series T FMBs when the partial redemption was announced. The court also named Jackson and John Hancock Life Insurance Company as co-class representatives.

     Both parties to the litigation have filed motions for summary judgment that are currently pending. In June 1996, TNP filed a motion for summary judgment regarding Jackson's counterclaim under the Texas Securities Act. In October 1996, Jackson filed a motion for summary judgment regarding liability on the breach of contract claim. Also in October 1996, TNP filed a response to Jackson's motion for summary judgment, a cross-motion for partial summary judgment that the partial early redemption of the Series T FMBs complied with the terms of the indenture governing the FMBs, and a motion for summary judgment regarding the remaining claims asserted under the Trust Indenture Act of 1939, federal securities laws and the Federal Declaratory Judgment Act.


Item 6.  Exhibits and Reports on Form 8-K.

   (a)      Exhibits

            The following exhibits are filed with this report:

            4(t) Twenty-Fifth Supplemental Indenture dated as of September 10, 1996.

             10     Revolving  Credit  Facility  Agreement,  dated as of

                    September 10, 1996, among TNP, certain lenders, The First National Bank of Chicago, as Administrative Agent and The First National Bank of Chicago and Union Bank of California, N.A., as Co-Agents.

           10(a) Form of Bond Agreement, dated as of September 10, 1996, between TNP, certain lenders, The First
                    National Bank of Chicago, as Collateral Agent, and The First National Bank of Chicago and Union Bank of California, N.A. as Co -Agents (Exhibit E to Revolving Credit Facility Agreement)

           27(a)    Financial Data Schedule for TNPE

           27(b)    Financial Data Schedule for TNP

             (b)    Reports on Form 8-K

                    The Company filed a report on Form 8-K dated September 27, 1996, in which the Company provided pricing information relating to its Common Stock offering conducted pursuant to a registration statement on Form S-3. The underwriting agreement between the Company and the underwriters relating to the offering was attached as an exhibit to the Form 8-K.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                      TNP ENTERPRISES, INC.


                               By \s\ MANJIT S. CHEEMA
                                  ---------------------------------
                                  Manjit S. Cheema
Date: November 4, 1996            Vice President and as Chief Financial Officer



(Registrant)                      TEXAS-NEW MEXICO POWER COMPANY


                               By \s\ MELISSA D. DAVIS
                                  --------------------------------
                                  Melissa D. Davis
Date: November 4, 1996            Controller and as Chief Accounting Officer