Form 10-K405
period 1996-12-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1997-03-07
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                   ___________


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X) COMBINED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended DECEMBER 31, 1996
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from          to


                              TNP ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

 Texas          4100 International Plaza, P. O. Box 2943,       Commission File
(State of              Fort Worth, Texas 76113                  Number: 1-8847
incorporation)    (Address and zip code of principal
                          executive offices)

Telephone number, including area code:  817-731-0099             75-1907501
                                                              (I.R.S. employer
                                                             identification no.)
      Securities registered pursuant to Section 12(b) of the Act:
                           Shares Outstanding             Name of each exchange
Title of each class        on January 31, 1997             on which registered


Common stock, no par value        13,011,454            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes\X\ No\ \

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \X\

     The aggregate market value of TNP Enterprises, Inc. common stock held by nonaffiliates on January 31, 1997, was $355,560,068 based on the common stock's closing price on the New York Stock Exchange on the same date of $27.50 per share.


                         TEXAS-NEW MEXICO POWER COMPANY
             (Exact name of registrant as specified in its charter)

 Texas           4100 International Plaza, P. O. Box 2943,      Commission File
(State of               Fort Worth, Texas 76113                 Number: 2-97230
incorporation)       (Address and zip code of principal
                              executive offices)

Telephone number, including area code:  817-731-0099             75-0204070
                                                               (I.R.S. employer
                                                             identification no.)
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                                           Name of each exchange
Title of each class                                         on which registered

First mortgage bonds:   Series M, 8.7% due 2006; Series T,
                        11.25% due 1997; and
                        Series U, 9.25% due 2000                    None

Secured debentures:     12.5% due 1999; Series A,
                        10.75% due 2003                             None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes\X\ No\ \

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \X\

TNP Enterprises, Inc. holds all 10,705 outstanding common shares of Texas-New Mexico Power Company.
________________________________________________________________________________
                       DOCUMENTS INCORPORATED BY REFERENCE
 Document                                               Part Where Incorporated

Proxy Statement for 1997 Annual Meeting of Holders of
TNP Enterprises, Inc. Common Stock                                 III

                      TNP ENTERPRISES INC. AND SUBSIDIARIES
                 TEXAS NEW-MEXICO POWER COMPANY AND SUBSIDIARIES

 Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996

     This combined annual report on Form 10-K is filed separately by TNP Enterprises, Inc. and Texas-New Mexico Power Company. Information contained in this report relating to Texas-New Mexico Power Company is filed by TNP
Enterprises, Inc. and separately by Texas-New Mexico Power Company on its own behalf. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc. or to any other affiliate or subsidiary of TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company.

                                TABLE OF CONTENTS


Glossary of Terms..........................................................   3

                                     Part I
Item 1.   BUSINESS.........................................................   4
          Introduction.....................................................   4
          TNP's Service Areas..............................................   4
          Seasonality of Business..........................................   5
          Sources of Energy................................................   5
          Government Regulation............................................   6
          Employees and Executive Officers.................................   6
Item 2.   PROPERTIES.......................................................   7
          Administrative and Service Facilities............................   7
          Generating Facilities............................................   8
          Transmission and Distribution Facilities.........................   8
Item 3.   LEGAL PROCEEDINGS................................................   8
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   8

                                     Part II

Item 5.   MARKET FOR REGISTRANTS' COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS..................................   8
Item 6.   SELECTED FINANCIAL DATA..........................................   9
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................  11
          Competitive Conditions...........................................  11
          Results of Operations............................................  12
          Liquidity and Capital Resources..................................  15
          Other Matters....................................................  16
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  17
          TNP Enterprises, Inc. and Subsidiaries...........................  19
          Texas-New Mexico Power Company and Subsidiaries..................  24
          Notes to Consolidated Financial Statements.......................  29
          Selected Quarterly Consolidated Financial Data...................  40
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE..............................  40

                                    Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  41
          Directors........................................................  41
          Executive Officers...............................................  41
Item 11.  EXECUTIVE COMPENSATION...........................................  41
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  41
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  41

                                     Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K..  41

                      TNP ENTERPRISES INC. AND SUBSIDIARIES
                 TEXAS NEW-MEXICO POWER COMPANY AND SUBSIDIARIES

 Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1996


                                Glossary of Terms

     As used in this combined report, the following abbreviations, acronyms, or capitalized terms have the meanings set forth below:

Abbreviation, Acronym,
or Capitalized Term                    Meaning

AFUDC ................Allowance for borrowed funds used during construction
Bond Indenture .......Document pursuant to which FMBs are issued
EPS...................Earnings (loss) per share of common stock
Facility Works........Facility Works, Inc., a wholly owned subsidiary of TNPE, formerly known as Community Public Service Company
FERC..................Federal Energy Regulatory Commission
FMB(s)................One or more First Mortgage Bonds issued by TNP
GWH...................Gigawatt-Hours
IRS...................Internal Revenue Service
ITC...................Investment Tax Credits
KWH...................Kilowatt-Hours
MW....................Megawatts
MWH...................Megawatt-Hours
NMPUC.................New Mexico Public Utility Commission
PPM...................PPM America, Inc.
PUCT..................Public Utility Commission of Texas
SPS...................Southwestern Public Service Company
SFAS..................Statement of Financial Accounting Standards
TEP...................Tucson Electric Power Company
TGC...................Texas Generating Company, a wholly owned subsidiary of TNP
TGC II................Texas Generating Company II, a wholly owned subsidiary of
                      TNP
TNP One...............A two-unit, lignite-fueled, circulating fluidized-bed generating plant located in Robertson County, Texas
TNP...................Texas-New Mexico Power Company, a wholly owned subsidiary of TNPE
TNPE..................TNP Enterprises, Inc.
TU....................Texas Utilities Electric Company
Unit 1................The first completed electric generating unit of TNP One
Unit 2................The second completed electric generating unit of TNP One



Statement Regarding Forward Looking Information

     The discussions in this document that are not historical facts, including, but not limited to, statements regarding TNPE and TNP's business strategy, projected sources and uses of cash, and projected operations, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially are the following: changes in regulations; results of regulatory proceedings; future acquisitions or strategic partnerships; general business and economic conditions; and other factors described from time to time in TNPE and TNP's reports filed with the Securities and Exchange Commission. TNPE and TNP wish to caution readers not to place undue reliance on any such forward-looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                                     PART I


Item 1. BUSINESS.

Introduction

     TNPE was organized as a holding company in 1983 and currently transacts business through its subsidiaries. TNP is a public utility engaged in generating, purchasing, transmitting, distributing, and selling electricity to customers in Texas and New Mexico. TNP's original predecessor was organized in 1925. TNP has two subsidiaries, TGC and TGC II, both of which were organized to facilitate TNP's acquisitions of TNP One, Unit 1 and Unit 2 in 1990 and 1991, respectively.

     Facility Works is a wholly owned subsidiary of TNPE that began operations in early 1996. Facility Works provides energy and utility related facility services to commercial and institutional customers in mostly nonmetropolitan areas. Facility Works provides lighting and electrical services; heating, cooling and power-related services; and energy-management services.

     TNPE, TNP, TGC, TGC II and Facility Works are all Texas corporations. Their executive offices are located at 4100 International Plaza, P.O. Box 2943, Fort Worth, Texas 76113 and their telephone number is (817) 731-0099. Unless otherwise indicated, all financial information in this report is presented on a consolidated basis.

TNP's Service Areas

     TNP provides electric service to 85 Texas and New Mexico municipalities and adjacent rural areas with more than 218,000 customers. TNP's ser vice areas are organized into three operating regions: the Gulf Coast Region, the North-Central Region, and the Mountain Region.

   Gulf Coast Region

     The Gulf Coast Region includes the area along the Texas Gulf Coast between Houston and Galveston. The oil and petrochemical industries, agricultural industry and general commercial activity in the Houston area support the economy of this area.

   North-Central Region

     The North-Central Region extends from Lewisville, Texas, which is north of Dallas-Fort Worth International Airport, to municipalities along the Red River. TNP provides electric service to a variety of commercial, agricultural and petroleum industry customers in this area. This region also includes municipalities and communities south and west of Fort Worth. This area's economy depends largely on agriculture and, to a lesser extent, tourism and oil production. The North-Central Region previously included service territory in a portion of the Texas Panhandle that TNP sold in September 1995.

   Mountain Region

     The Mountain  Region  includes  areas in southwest  and  south-central  New
Mexico. This region's economy is primarily dependent upon mining and agriculture. Copper mines are the major industrial customers in this region. This region also includes the area in far west Texas between Midland and El Paso. The economy in this area is based primarily on oil and gas production, agriculture, and food processing.

     TNP's sales in all regions are primarily to retail customers. Revenues contributed by each operating region and its percentage of total operating revenues in 1996, 1995, and 1994, respectively, are set forth in the following table. No single customer accounted for more than 10% of operating revenues during the years presented in the table.


                           Operating Revenues ($000's)

           Region                   1996                         1995                          1994

     Gulf Coast           $  269,535       53.6%        $  250,165        51.5%       $  241,285        50.5%
     North-Central           134,236       26.7            130,200        26.8           122,945        25.7
     Panhandle                -             -                7,322         1.5             9,650         2.0
     Mountain                 98,966       19.7             98,136        20.2           104,109        21.8
        Total             $  502,737      100.0%        $  485,823       100.0%       $  477,989       100.0%

   Franchises and Certificates of Public Convenience and Necessity

     TNP holds 83 franchises with terms ranging from 20 to 50 years and two franchises with indefinite terms from the 85 municipalities to which it provides electric service. These franchises will expire on various dates from 1997 to 2039. Three Texas franchises, comprising 23% of total company revenues, are scheduled to expire in 1997, 1998 and 1999. However, Texas law does not require an electric utility to execute a franchise agreement with a Texas municipality to be entitled to provide or continue to provide electrical service within the municipality. A franchise agreement documents the mutually agreeable terms under which the service will be provided. TNP intends to negotiate and execute new or amended franchise agreements to be effective before existing franchises expire.

     TNP also holds PUCT certificates of public convenience and necessity covering all Texas areas that TNP serves. These certificates include terms that are customary in the public utility industry. TNP generally has not been required to have certificates of public convenience and necessity to provide electric power in New Mexico.

Seasonality of Business

     TNP experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 1996, approximately 41% of annual revenues were recorded in June, July, August, and September.

Sources of Energy

     TNP owns one 300 MW lignite-fueled generating facility, TNP One. During 1996, TNP One provided approximately 28% of TNP's total energy requirements. Power generated at TNP One is transmitted over TNP's own transmission lines to other utilities' transmission systems for delivery to TNP's Texas service area systems. To maintain a reliable power supply for its customers and to coordinate interconnected operations, TNP is a member of the Electric Reliability Council of Texas and the Western Systems Coordinating Council.

     TNP purchases the remainder of its electricity from various suppliers with diversified fuel sources. During 1996, approximately 80% of the purchases of power were made under firm contracts, while 20% was purchased through short-term spot market purchases. The availability and cost of purchased power to TNP is subject to changes in supplier costs, regulations and laws, fuel costs, and other factors. TNP is pursuing various opportunities to reduce purchased power costs.

     The following table sets forth certain information concerning TNP's sources of electric energy in 1996.

                                                Year Contract     Percent of
                                                   Expires     Energy Provided
   TEXAS
   Generation
   TNP One....................................      -               35%
   Purchased Power
   Texas Utilities (1)........................    1999              24
   Clear Lake Cogeneration L.P................    2004              17
   Other (primarily co-generators)............    Various           24

     Total                                                         100%

   NEW MEXICO
   Purchased Power
   Public Service Co. of New Mexico(2) (3)....    1999               7%
   El Paso Electric Co.(3)....................    2002              13
   Southwest Public Service Co. (3)...........    2001               7
   Other (primarily short-term contracts) (4).       -              73

     Total                                                         100%

     (1) TNP has notified TU of its intent to cease purchasing full requirements power and energy effective January 1, 1999, as described in Note 12.
     (2) TNP has notified PNM of its intent to cease purchasing full requirements power and energy effective January 1, 1999 under an existing agreement. TNP continues to purchase power from PNM under both old and newly executed agreements.
     (3) These suppliers may not terminate service to TNP without FERC authorization.
     (4) Suppliers under the short-term contracts include Tucson Electric Power Co., Public Service Co. of New Mexico, El Paso Electric Co. and Southwest Public Service Co.

     Management   believes  that  current  supply   arrangements  and  available
capacities on the wholesale market are adequate to satisfy TNP's foreseeable power requirements.


   Recovering Purchased Power and Fuel Costs

     Purchased power is recovered from TNP customers through power cost recovery adjustment clauses authorized by the PUCT and NMPUC. These clauses enable TNP to recover this significant component of operating expenses within two months of billing by its suppliers.

     Fuel costs are recovered from TNP's Texas customers through a fixed fuel recovery factor approved by the PUCT. The fixed fuel recovery factor is described at Item 7, "Pass-Through Expenses--Fuel," which is incorporated here by reference.

Government Regulation

     TNP is subject to PUCT and NMPUC regulation. Some of its activities, such as issuing securities, are also subject to FERC regulation. Recent regulatory developments are changing competitive conditions in the electric utility industry. These changes are discussed in Item 7, "Competitive Conditions," which is incorporated here by reference.

     In addition to regulation as a utility, TNP's facilities are regulated by the Environmental Protection Agency and Texas and New Mexico environmental agencies. TNP One uses environmentally superior circulating fluidized bed technology that eliminates the need for expensive scrubbers. TNP was allotted sufficient emission allowances to comply with the Clean Air Act of 1990 through the year 2000. During 1996, 1995, and 1994, TNP incurred expenses related to air, water, and solid waste pollution abatement (including ash removal) of approximately $6.1 million, $5.5 million, and $5.9 million, respectively.

Employees And Executive Officers

     At December 31, 1996, TNP had 819 employees and Facility Works had 116 employees. The employees are not represented by a union or covered by a collective bargaining agreement. Management believes relations with its employees are good.

     Executive officers of TNPE and TNP, who are elected annually by the respective boards of directors and serve at the discretion of the boards, are as follows:

   Name                    Age   Position with TNPE

   Kevern R. Joyce         50    Chairman, President, & Chief Executive Officer
   Jack V. Chambers, Jr.   47    Senior Vice President
   John P. Edwards         54    Senior Vice President
   Manjit S. Cheema        42    Vice President & Chief Financial Officer
   Ralph Johnson           53    Vice President
   John A. Montgomery      35    Vice President
   Michael D. Blanchard    46    Corporate Secretary & General Counsel
   Patrick L. Bridges      38    Treasurer

   Name                    Age   Position with TNP

   Kevern R. Joyce         50    Chairman, President, & Chief Executive Officer
   Jack V. Chambers, Jr.   47    Senior Vice President & Chief Customer Officer
   Manjit S. Cheema        42    Senior Vice President & Chief Financial Officer
   John P. Edwards         54    Senior Vice President - Corporate Relations
   Ralph Johnson           53    Senior Vice President - Power Resources
   Dennis R. Cash          43    Vice President - Human Resources
   Allan B. Davis          59    Vice President & Regional Customer Officer
   Melissa D. Davis        39    Vice President & Regional Customer Officer
   Larry W. Dillon         42    Vice President & Regional Customer Officer
   W. Douglas Hobbs        53    Vice President - Business Development
   Michael D. Blanchard    46    Corporate Secretary & General Counsel
   Patrick L. Bridges      38    Treasurer
   Scott Forbes            39    Controller

     Kevern R. Joyce joined TNPE and TNP in April 1994 as President and Chief Executive Officer. He became Chairman in April 1995. From 1992 until April 1994, Mr. Joyce served as Senior Vice President and Chief Operating Officer of TEP.

     Jack V. Chambers has served as Senior Vice President and Chief Customer Officer of TNP since 1994. He was TNP's Sector Vice President - Revenue Production from 1990 to 1994.

     John P. Edwards joined TNP and TNPE in July 1996 as Senior Vice President - Corporate Relations. From October 1994 until joining TNP and TNPE he was Senior Vice President/Customer Group and Special Assistant to the Chief Operating Officer, Tennessee Valley Authority. His primary responsibilities were general administrative in nature for TVA's transmission operations, customer relationship, rate and regulatory affairs. From July 1990 until October 1994, he was President/CEO of Old Dominion Electric Cooperative and Virginia-Maryland-Delaware Association of Electric Cooperatives.

     Manjit S. Cheema joined TNP in June 1994. He was Treasurer of TNP from June 1994 until September 1995. In December 1994, he became Vice President & Chief Financial Officer of TNPE and TNP, and in July 1996, he became Senior Vice President & Chief Financial Officer of TNP. From March 1990 until he joined TNPE and TNP, Mr. Cheema was Assistant Treasurer and Manager of Financial Planning and Budgeting for TEP.

     Ralph Johnson joined TNP and TNPE as Vice President in February 1995. In July 1996, he was named Senior Vice President - Power Resources. From March 1991 until he joined TNP and TNPE, Mr. Johnson was Assistant General Manager for Tri-State Generation and Transmission Association in Denver, Colorado, which sells power to rural electric cooperatives.

     John A. Montgomery became President of Facility Works in April 1996. From December 1995 to December 1996 he served as TNP's Vice President - Marketing. He became Vice President of TNPE in April 1996. From February 1994 until he joined TNP, he served as Director of Marketing and Regional Marketing Director of Greyhound Lines, Inc., a bus transportation company. From August 1990 to February 1994, Mr. Montgomery was President of Viva Brands International, Inc., a tropical fruit beverage company that he founded.

     Michael D. Blanchard has been Corporate Secretary and General Counsel of TNP and TNPE since 1987.

     Patrick L. Bridges was appointed Treasurer of TNPE and TNP in September 1995. He served as TNP's Director - Finance from 1994 to September 1995, Assistant Treasurer from 1993 to September 1995, Manager - Revenue Accounting during 1993, and Manager - Forecasting from 1990 to 1993.

     Dennis R. Cash has served TNP as Vice President - Human Resources since 1994. From 1990 until 1994 he was General Manager - or Manager - Human Resources.

     Allan B. Davis has been a TNP Vice President and Regional Customer Officer since 1994. From 1991 to 1994, he was TNP's Vice President - Chief Engineer, Chief Engineer, or Assistant Chief Engineer.

     Melissa D. Davis became a TNP Vice President and Regional Customer Officer in February 1997. From September 1995 to February 1997 she was TNP' Controller. From 1994 to September 1995, she was Director - Financial Accounting and Assistant Controller of TNP. She served as Division Accounting Manager from 1991 to 1994.

     Larry W. Dillon has been a TNP Vice President and Regional Customer Officer since 1994. From 1993 to 1994, he was TNP's Vice President - Operations. He was TNP's Division Manager from 1990 to 1993.

     W. Douglas Hobbs was appointed as Vice President - Business Development of TNP in February 1997. He was a TNP Vice President and Regional Customer Officer from April 1994 to February 1997. He served as TNP One Plant Manager from April 1992 to 1994.

     Scott Forbes was appointed TNP's Controller in February 1997. From September 1996 to February 1997, he was Manager - Financial Systems and Reporting. From January 1994 to September 1996 he was Manager - Financial Reporting and Accounting Policy with Entergy Services, Inc. From 1991 to 1993 he was Manager - Regulatory and Financial Reporting with Gulf States Utilities Company.

Item 2.      PROPERTIES.

     Substantially all of TNP's real and personal property secures its FMBs. Substantially all of TNP's real and personal property in Texas secures its revolving credit facilities and debentures. TNP's long-term debt is described in
Note 9.

Administrative and Service Facilities

     TNPE's, TNP's and Facility Works' corporate headquarters are located in an office building in Fort Worth, Texas. Space in this building is leased through 2003.

     TNP owns or leases local offices in 37 of the municipalities that it serves. TNP owns 14 construction/service centers in Texas and New Mexico.

Generating Facilities

     TNP One is a two-unit, lignite-fueled generating plant, located in Robertson County, Texas. TNP One generates power for TNP's Texas service areas and operates as a base load facility.

Transmission and Distribution Facilities

     Management believes that TNP's transmission and distribution facilities are of sufficient capacity to serve existing customers adequately and to be extended and expanded to serve customer growth for the foreseeable future. These facilities primarily consist of overhead and underground lines, substations, transformers, and meters. TNP generally constructs its transmission and distribution facilities on easements or public rights of way and not on real property held in fee simple.


Item 3.      LEGAL PROCEEDINGS.

     The information set forth in Notes 2, 4, and 12 regarding regulatory and legal matters is incorporated here by reference.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of 1996.


                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     TNPE's common stock is traded on the New York Stock Exchange under the symbol "TNP." The high and low sales prices of, and the amount of dividends declared and paid on, TNPE's common stock during each quarter in 1996 and 1995 were as follows:

                                                                   TNPE
                              MARKET PRICE RANGE                 DIVIDENDS
                           1996                1995                PAID
     QUARTER          HIGH      LOW       HIGH       LOW        1996    1995
     _______          ____      ___       ____       ___        ____    ____
     First          $23 1/4  $18 1/2    $16      $14 5/8      $ 0.22  $ 0.20
     Second          28 5/8   22         16 3/4   15            0.22    0.20
     Third           28 1/8   23         17 3/4   16            0.245   0.20
     Fourth          28 1/8   24 1/2     19 1/8   17 1/2        0.245   0.22
                                                              $ 0.930 $ 0.82

     As of January 31, 1997, there were approximately 4,980 record holders of TNPE common stock.

     TNPE holds all 10,705 outstanding common shares of TNP. During 1996 and 1995, TNP paid common dividends to TNPE as follows:

                           TNP DIVIDENDS PAID ($000's)
                    QUARTER          1996                1995
                    First         $   2,400           $      -
                    Second            2,400                  -
                    Third             2,700                  -
                    Fourth            3,200               2,400
                      Total       $  10,700           $   2,400

Item 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of TNPE and TNP for 1992 through 1996.

                                                    1996             1995            1994            1993            1992
                                                -------------   --------------  --------------  -------------   -------------
                                                            (In thousands except per share amounts and percentages)
TNP ENTERPRISES, INC.

Consolidated results
    Operating revenues                          $    502,737    $     485,823   $     477,989   $    474,242    $    443,827
    Net income (loss) (1)                       $     23,053    $      41,505   $     (17,441)  $     11,605    $     10,930
Total assets                                    $  1,006,784    $   1,030,433   $   1,054,488   $  1,086,938    $  1,182,707
Cash flows
    Construction expenditures                   $     28,006    $      28,689   $      29,038   $     26,360    $     22,410
    Cash internally generated as a percentage
      of construction expenditures                       194%             275%            105%           123%            213%
Common shares outstanding
    Weighted average                                  11,543           10,901          10,750         10,641           8,545
    End of year                                       13,006           10,920          10,866         10,696          10,598
Per share of common stock
    Earnings (loss) (1)                         $       1.98    $        3.75   $       (1.70)  $       1.01    $       1.17
    Cash dividends declared                     $       0.93    $        0.82   $        1.22   $       1.63    $       1.63
    Book value                                  $      21.41    $       19.91   $       17.01   $      19.97    $      20.62
Capitalization
    Common shareholders' equity                 $    278,474    $     217,457   $     184,869   $    213,627    $    218,535
    Preferred stock                                    3,420            3,600           8,680          9,560          10,440
    Long-term debt, less current maturities          533,964          611,925         682,832        678,994         742,087
                                                -------------   --------------  --------------  -------------   -------------
       Total capitalization                     $    815,858    $     832,982   $     876,381   $    902,181    $    971,062
                                                =============   ==============  ==============  =============   =============
Capitalization ratios
    Common shareholders' equity                         34.1%            26.1%           21.1%          23.7%           22.5%
    Preferred stock                                      0.4              0.4             1.0            1.1             1.1
    Long-term debt, less current maturities             65.5             73.5            77.9           75.2            76.4
                                                -------------   --------------  --------------  -------------   -------------
       Total capitalization                            100.0%           100.0%          100.0%         100.0%          100.0%
                                                =============   ==============  ==============  =============   =============


TEXAS-NEW MEXICO POWER COMPANY

Consolidated results
    Operating revenues                          $    502,737    $     485,823   $     477,989   $    474,242    $    443,827
    Net income (loss) (1)                       $     26,862    $      41,809   $     (16,634)  $     11,523    $     10,845
Total assets                                    $  1,002,157    $   1,024,943   $   1,043,178   $  1,076,820    $  1,156,567
Cash flows (same as TNPE)
Capitalization
    Common shareholder's equity                 $    287,548    $     224,351   $     185,777   $    214,184    $    205,875
    Preferred stock                                    3,420            3,600           8,680          9,560          10,440
    Long-term debt, less current maturities          533,800          611,925         682,832        678,994         742,087

                                                -------------   --------------  --------------  -------------   -------------
       Total capitalization                     $    824,768    $     839,876   $     877,289   $    902,738    $    958,402
                                                =============   ==============  ==============  =============   =============
Capitalization ratios
    Common shareholder's equity                         34.9%            26.7%           21.2%          23.7%           21.5%
    Preferred stock                                      0.4              0.4             1.0            1.1             1.1
    Long-term debt, less current maturities             64.7             72.9            77.8           75.2            77.4
                                                -------------   --------------  --------------  -------------   -------------
       Total capitalization                            100.0%           100.0%          100.0%         100.0%          100.0%
                                                =============   ==============  ==============  =============   =============

(1)  TNPE's and TNP's 1995 income before the cumulative effect of change in accounting were $33,060 and $33,364, respectively.
     TNPE's 1995 EPS before the cumulative effect of change in accounting was $2.98.

(2) Cash internally generated is defined as cash generated from operations less cash dividends.


SELECTED OPERATING STATISTICS


                                                    1996              1995             1994             1993            1992
                                               --------------   ---------------  ---------------  ---------------  --------------
TNP ENTERPRISES, INC.
Operating revenues (in thousands):

    Residential                                $     206,748    $      200,455   $      194,933   $      193,484   $      175,885
    Commercial                                       150,034           148,908          141,886          138,680          128,550
    Industrial                                       129,972           113,728          122,714          124,474          121,027
    Other                                             15,983            22,732           18,456           17,604           18,365
                                               -------------    ---------------  ---------------  ---------------  ---------------
         Total                                 $     502,737    $      485,823   $      477,989   $      474,242   $      443,827
                                               ==============   ===============  ===============  ===============  ===============

Sales (MWH):
    Residential                                    2,230,558         2,141,553        2,085,621        2,047,360        1,947,593
    Commercial                                     1,725,650         1,681,130        1,618,840        1,567,083        1,499,927
    Industrial                                     3,797,776         2,704,159        2,652,844        2,567,552        2,508,837
    Other                                            108,039           113,985          114,190          104,882          109,954
                                               -------------    ---------------  ---------------  ---------------  ---------------
         Total                                     7,862,023         6,640,827        6,471,495        6,286,877        6,066,311
                                               ==============   ===============  ===============  ===============  ===============

Number of customers (at year end):
    Residential                                      187,796           183,863          185,364          181,298          178,154
    Commercial                                        29,864            29,361           30,624           30,235           30,359
    Industrial                                           135               136              142              141              155
    Other                                                224               244              237              237              229
                                               -------------    ---------------  ---------------  ---------------  ---------------
         Total                                       218,019           213,604          216,367          211,911          208,897
                                               ==============   ===============  ===============  ===============  ===============

Revenue statistics:
    Average annual use per residential
      customer (KWH)                                  11,973            11,476           11,354           11,362           11,003
    Average annual revenue per residential
      customer (dollars)                               1,110             1,074            1,061            1,067              987
    Average revenue per KWH sold
      per residential customer (cents)                  9.27              9.36             9.35             9.45             9.03
    Average revenue per KWH sold
      total sales (cents)                               6.39              7.32             7.39             7.54             7.32

Net generation and purchases (MWH):
    Generated                                      2,296,056         2,351,000        2,336,830        2,363,493        2,247,664
    Purchased                                      5,769,173         4,612,186        4,472,306        4,385,697        4,261,129
                                               -------------    ---------------  ---------------  ---------------  ---------------
       Total                                       8,065,229         6,963,186        6,809,136        6,749,190        6,508,793
                                               ==============   ===============  ===============  ===============  ===============

Average cost per KWH purchased (cents)                  3.51              3.87             4.35             4.56             4.09

Employees (year-end)
    Texas-New Mexico Power Company                       819               858              894            1,051            1,086
    Facility Works                                       116                 -                -                -                -



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           SIGNIFICANT EVENTS AND KNOWN TRENDS AFFECTING TNPE AND TNP

Competitive Conditions

     The electric utility industry continues its transition toward an environment of increased competition. Pressures that underlie the movement toward increasing competition are numerous and complex. They include legislative and regulatory changes, technological advances, consumer demands, greater availability of natural gas, environmental needs, and other factors. The increasingly competitive environment presents opportunities to compete for new customers, as well as the risk of loss of existing customers.

   Community ChoiceSM

     In May 1996, in order to meet the issue of competition head on, TNP filed an application with the PUCT requesting approval of a program known as Community Choice that would apply to electric services provided by TNP in Texas. On June 21, 1996, TNP filed an application with the NMPUC requesting approval of a similar Community Choice program that would apply to electric service provided by TNP in New Mexico. Community Choice is a transition plan designed to address the opportunities and challenges presented by the increasingly deregulated and competitive environment of the electric services industry.

     As proposed by TNP, Community Choice provided for transition periods of four years in New Mexico and five years in Texas. Community Choice proposed that, during the transition periods, TNP's rates for electric service in New Mexico and Texas would be structured to provide TNP a reasonable opportunity to reduce its so-called potential "stranded costs." "Stranded costs" means the difference between what it currently costs TNP to provide service and what a customer would be willing to pay for such service in a competitive market. In Texas, TNP's potential stranded cost relates to TNP One, its 300 MW generating unit, and could potentially be more than $250 million. In New Mexico, TNP's potential stranded cost relates to its purchased power contracts and could potentially be more than $10 million. At the end of the transition periods, TNP would aggregate, or combine, its customers at the community level and permit these aggregated electrical loads to choose the types and nature of electric services that will be available to individual customers within each aggregated load.

     In November 1996, TNP withdrew its Community Choice filing in Texas. Prior to the withdrawal TNP had attempted to work through the numerous issues with various intervenors. The withdrawal was due to a lack of consensus on key issues, including the issue of stranded costs.

     In late February 1997, TNP proposed a new plan for transition to competition to the communities within TNP's service territory in Texas. The new plan includes a five-year transition period and the opportunity to reduce potential stranded costs. The new plan also includes options providing various levels of access to the open market, which TNP customers will be able to select from at the end of the transition period. Due to the numerous issues involved, TNP can provide no assurance as to the timing or outcome of the new transition to competition plan in Texas. As discussed below, certain gulf coast cities and TNP agreed to delay a rate review filing until July 1, 1997, in order to reopen negotiations on the new transition to competition plan.

     On February 4, 1997, TNP filed a stipulation with the NMPUC adjusting several of the components of the original Community Choice proposal. The stipulation has the support of the major stakeholders. The revised plan gives TNP customers the right to choose their energy provider after a three-year transition period, freezes rates (including fuel and purchased power) for a three-year period, and allows for customer aggregation based on market forces. Hearings were held in late February 1997. Approval by the NMPUC is the final step. TNP believes the plan will allow it to recover most if not all of its potential stranded costs in New Mexico, however, the actual recovery of any stranded costs will depend on the future market and price for energy through 2002.

   Impact of Competition on TNP

     The most significant effect of competition on TNP, as well as other utilities, will be the ability to recover potential stranded costs, as well as to retain and attract new customers. The inability to recover a significant portion of stranded costs would adversely impact TNPE's and TNP's financial condition. TNP will continue to seek solutions to the recovery of its potential stranded costs. Although the final resolution and magnitude of the issue is uncertain, management realizes it is possible that shareholders may share the financial burden of stranded costs with customers.

     Assuming satisfactory resolution of the stranded costs issue, TNP believes that current competitive developments on the wholesale market ultimately will benefit TNP and its customers. Because TNP purchases much of its power, TNP can take advantage of the lower transmission prices, additional market flexibility, and new options in obtaining purchased power. TNP's competitive position has been strengthened with the PUCT open access to transmission rule. TNP currently has no significant wholesale power sales but expects to position itself to take advantage of opportunities to serve additional wholesale customers as they arise. Management believes TNP's revenue growth opportunities are in an increased customer base and new services.

     TNP believes its market niche is in smaller to medium sized communities. Only two of the 85 communities in TNP's service area have populations in excess of 50,000.

   Control Area

     TNP implemented a control area in Texas which became operational on July 31, 1996. The control area is an electrical system which enables TNP to instantaneously balance its system resources with loads. TNP had previously contracted with another utility for these services. It also permits TNP to replace standby power for TNP One with the purchase of planning reserves. Implementation of the control area is estimated to result in additional base revenues and cost savings of approximately $10 million annually.

   Texas Transmission Access Filing

     During 1996 the PUCT passed a wholesale transmission access rule which establishes a regional method of transmission pricing, terms, and conditions. The purpose is to increase competition in wholesale energy sales within Texas and establish an Independent System Operator for the Electric Reliability Council of Texas ("ERCOT") transmission system. The PUCT will set the transmission pricing rules for the ERCOT region. TNP believes it should benefit from the new rules as competition should increase in the wholesale power market and result in reduced purchased power and wheeling costs. The new transmission fee structure is scheduled to start in early 1997. However, several Texas utilities have petitioned the PUCT to revise the new transmission rules.

   Unregulated Operations

     TNPE also plans to meet the effects of competition on the traditional utility business by expanding earnings through unregulated operations. In early 1996, TNPE formed Facility Works, a wholly owned subsidiary, to provide energy and utility related facility services to commercial and institutional customers in primarily nonmetropolitan areas. TNPE is also evaluating unregulated investment and joint venture opportunities in additional energy-related businesses, but has not entered into any agreements related to such activities.

Results of Operations

   Overall Results

     Income applicable to common stock was $22.9 million for 1996, compared to $40.9 million in 1995. Results for 1996 included a $3.1 million loss associated with the start-up operations of Facility Works, and a $1.3 million after tax reserve for the tentative settlement of litigation associated with the Series T FMB retirement in 1995. Results for 1995 included a number of one-time items consisting of the cumulative effect of the change in accounting for unbilled revenues of $8.4 million, a gain on sale of the Texas Panhandle properties of $9.5 million, and recognition of deferred revenues related to a favorable IRS private letter ruling of $3.0 million. Excluding the one-time items, 1996 earnings were $27.3 million, and 1995 earnings were $19.9 million.

     One-time items, net of taxes, in 1994 consisted of the recognition of regulatory disallowances of $20.5 million and reorganization costs of $5.7 million. Additional information concerning these one-time items is set forth in Notes 2, 3, 4, 5, and 6.

     The following table sets forth results of operations for 1996, 1995, and 1994 and the impact of one-time items:

                                                           1996                    1995                    1994
                                                    _________________        _________________        ________________
                                                    Amount        EPS        Amount        EPS        Amount       EPS
                                                    ______        ___        ______        ___        ______       ___
                                                                    (In thousands except per share amounts)
Income applicable to common
    stock before one-time items.................   $27,283    $  2.36       $19,908      $ 1.83     $  7,997     $ 0.74
One-time items, net of income taxes:
    Start up costs of Facility Works............    (3,097)     (0.27)            -           -            -          -
    Reserve for Series T litigation settlement..    (1,300)     (0.11)            -           -            -          -
    Cumulative effect of change in accounting...         -          -         8,445        0.77            -          -
    Gain on sale of Texas Panhandle properties..         -          -         9,479        0.87            -          -
    Recognition of deferred revenues............         -          -         3,018        0.28            -          -
    Reorganization costs........................         -          -             -           -       (5,723)     (0.53)
    Regulatory disallowances....................         -          -             -           -      (20,505)     (1.91)
      Total one-time items, net.................    (4,397)     (0.38)       20,942        1.92      (26,228)     (2.44)

Income (loss) applicable
    to common stock.............................   $22,886    $  1.98       $40,850      $ 3.75     $(18,231)    $(1.70)

     The operations of TNP currently represent most of TNPE's operations. The following discussion focuses on TNP's operations, except where stated otherwise.

   Operating Revenues

     The following table summarizes the components of operating revenues (in thousands).

                                                                                          Increase (Decrease)
                                                                                          ___________________
                                                 1996         1995         1994        '96 v. '95   '95 v. '94
                                             __________   _________    __________      __________   __________
Operating revenues                           $  502,737   $ 485,823    $  477,989      $  16,914    $    7,834
 Effect of recognizing deferred
 revenue from private letter ruling                   -      (4,128)            -          4,128        (4,128)
                                             __________   _________    __________      __________   __________
     Subtotal                                   502,737     481,695       477,989         21,042         3,706


Pass-through items                              244,889     228,903       243,513         15,986       (14,610)
                                             __________   _________    __________      __________   __________

Base revenues                                $  257,848   $ 252,792    $  234,476      $   5,056    $   18,316
                                             ==========   =========    ==========      ==========   ==========

     Pass-through items are the portion of operating revenues that recover from customers the costs of purchased power, fuel, and standby power. These items affect customer rates but do not affect operating income. Annual variances are discussed under "Results of Operations--Operating Expenses."

     The base revenue increase of $5.1 million during 1996 was attributable to increased residential, commercial, and economy rate industrial sales, and additional base revenues provided by the control area. The overall increase, was partially offset by a reduction in firm rate industrial sales and lower margins on the industrial economy rate sales.

     Excluding the effects of one-time items, 1995 base revenues exceeded 1994 base revenues by $18.3 million. The increase is primarily due to rate increases in both Texas ($17.5 million annualized) and New Mexico ($0.4 million annualized) resulting from settlement agreements in October and May of 1994, respectively. Increased sales also contributed to the base revenue increase. Sales of 6,641 GWH in 1995 represented a 2.6% improvement over prior year sales and contributed $5.1 million to the increase in 1995 base revenues.

     The components of GWH sales for 1996 and 1995 are summarized in the following table:


                             1996         1995     Variance        %
                           ________      _______   _________    ________
    Residential             2,230         2,142          88        4.1
    Commercial              1,726         1,681          45        2.7
    Industrial:
     Firm                   1,295         1,440        (145)     (10.1)
     Economy                2,503         1,264       1,239       98.0
    Other                     108           114          (6)      (5.3)

      Total GWH sales       7,862         6,641       1,221       18.4


     Sales to residential and commercial customers increased during 1996 due to warmer than usual weather during the second quarter of 1996, in addition to colder than usual weather in Texas during the first quarter. The increase in GWH sales resulted primarily from increased industrial economy sales. During 1996, TNP entered into new sales agreements with two cogeneration customers. The new economy rate sales are at significantly lower margins than traditional firm rate industrial sales.

     Pursuant to a rate case settlement approved by the PUCT in October 1994, TNP may not increase its base rates in Texas prior to March 1999 except in certain extraordinary circumstances. Additional information about the settlement is set forth in Note 2. In December 1996, certain cities in the Texas gulf coast area served by TNP passed resolutions requiring TNP to file complete rate information with those cities. In February 1997, those cities have agreed to reopen negotiations on a new transition to competition proposal and have deferred the required rate filing until July 1, 1997. If negotiations on the new transition to competition proposal are not successful and the rate filings are made, TNP anticipates a final resolution of the rate review with the cities in late 1997. Based on its preliminary analysis, TNP believes the filing will support the reasonableness of TNP's current rates.

     TNP is actively negotiating with a significant industrial customer in Texas that provided sales of 628 GWH and annual revenues of $27.8 million in 1996 ($9.9 million in base revenues). This customer will replace the power previously provided by TNP with a cogeneration plant, which is expected to commence operations in 1998. TNP is negotiating with the customer to continue providing transmission, distribution and other services. Even if TNP is successful in these negotiations, base revenues from this customer are expected to be significantly less.

     In October 1996, a large industrial customer in New Mexico gave TNP notice to reduce their power supply requirements under its current contract by 25 MW's effective December 1998, and to terminate the contract effective December 1999. TNP believes the customer is positioning itself for access to a competitive power supply market. Due to the potential effects that the recently approved Community Choice plan in New Mexico may have on which power supplier this customer may ultimately choose, TNP is unable to determine the impact of this notice at this time.

   Operating Expenses

     Operating expenses for 1996 were $19.6 million higher than in 1995, due primarily to higher pass-through expenses, property taxes and franchise taxes.

     Operating expenses for 1995 were $2.0 million lower than in 1994, excluding the $8.8 million reorganization costs in 1994. The decrease is primarily due to lower pass-through expenses of $14.6 million and labor/benefits expenses of $1.0 million offset by increased income tax expense of $13.6 million.

   Pass-Through Expenses

     The following table summarizes the components of pass-through expenses (in thousands).


                                                                        Increase (Decrease)
                                                                     ________________________
                                  1996         1995         1994      '96 v. '95   '95 v. '94
                              __________   _________    __________   ___________  ___________
Pass-through expenses:
   Purchased power            $  196,481   $ 178,465    $  194,595   $   18,016   $  (16,130)
   Fuel                           45,300      44,828        43,024          472        1,804
   Standby power                   3,108       5,610         5,894       (2,502)        (284)
     Total                    $  244,889   $ 228,903    $  243,513   $   15,986   $  (14,610)


     Purchased Power. During 1996, purchased power expense increased by $18 million due to the substantial increase in the number of MWH's purchased. The additional purchases were made to meet increased sales requirements, primarily for two new economy rate industrial customers.

     Purchased power decreased $16.1 million in 1995. Purchases for Texas service areas were shifted to lower cost suppliers for 1995 supplemental summer peaking capacity. This arrangement became effective May 1, 1995, and resulted in annualized cost savings of $7.0 million. During 1995, TNP actively intervened in a Texas rate case of a major supplier and is benefiting with annualized cost savings of $10.5 million. Purchases for New Mexico service areas were also shifted to lower cost suppliers beginning mid 1994 and continuing in 1995. TNP's customers directly benefit from these cost reductions as these expenses are recovered through adjustment clauses.

     Purchased power costs represent TNP's largest operating expense. Based on current contracts, TU continues as TNP's largest supplier of purchased power in Texas and is TNP's highest price supplier. As described in Note 12, TNP has notified TU of its intent to cease purchasing full requirements power and energy effective January 1, 1999. TNP has requested proposals for purchased power resources to replace most of the power currently provided by TU.

     Fuel. Fuel expense in 1996 and 1995 increased $.5 million and $1.8 million, excluding amounts of nonpass-through fuel expenditures, respectively, as compared to the corresponding prior years. Fuel expense is directly related to an increased fixed fuel recovery factor approved by the PUCT in connection with the 1994 Texas rate case settlement. The majority of TNP's fuel expense is recovered in revenues and any difference from actual costs is deferred until a new factor is established. TNP expects to file a reconciliation of fuel costs in June 1997, for the period of October 1993 through December 1996. Management believes the ultimate outcome of this fuel reconciliation will not have a material adverse effect on TNP's or TNPE's consolidated financial position or results of operations. The under-recovered fuel amount at December 31, 1996, was $4.4 million. TNP currently estimates that the current fixed fuel factor should enable the recovery of under-recovered fuel costs during 1997.

   Other Operating Expenses

     Other operating expense was $2.0 million higher in 1996 than in 1995. The increase is due to higher payroll and payroll related items, incentive compensation and the reserve associated with the tentative settlement of Series T FMB litigation. These increases were offset in part by reduced standby power costs resulting from the implementation of the control area in July 1996, as discussed above.

     Other operating expense was $1.0 million lower in 1995 than in 1994. Payroll and payroll related items decreased $7.2 million, primarily as a result of the 1994 reorganization. Offsetting these savings were the costs of employee incentive compensation plans adopted in 1995, increases in customer collection costs, outsourcing, outside services, wage and salary increases, and other administrative expenses.

   Interest Charges

     During 1996 interest charges decreased $4.6 million due to the reduction in the amount of debt and lower interest rates on the credit facilities. During
1996 TNP retired $91.7 million of FMBs and reduced the average amount outstanding under the credit facilities. Partially offsetting the reductions discussed above was interest charges of $1.3 million payable to the IRS associated with the resolution of outstanding tax audits for the years 1990 through 1994.

     A $1.3 million decrease in 1995 interest charges, compared to 1994 resulted from reduced long-term debt levels and decreased interest rates associated with the 1995 Credit Facility. Contributing to reduced debt levels were the retirement of $29.2 million of Series T FMBs in October 1995 with proceeds from the sale of the Texas panhandle properties and lower average borrowings under TNP's credit facility. Increased cash flow during 1995 enabled TNP to reduce its average borrowings under its credit facility.

     Interest charges are expected to continue to decrease during 1997 due to reduced levels of overall long-term debt, the refinancing of high cost long-term debt with borrowings under the credit facilities, and reduced interest rate margins on the credit facilities.


Liquidity and Capital Resources

   Sources of Liquidity

     The main sources of liquidity for TNPE are cash flow from operations, borrowings from credit facilities and sale of additional common stock.

     TNPE's cash flow from operations totaled $65.2 million, $88.4 million and $44.3 million in 1996, 1995, and 1994. Cash flow from operations continues to be strong, however it decreased in 1996 due to increased income tax payments. Cash flow from operations had increased in 1995 due to increased base revenues. TNP's cash flow from operations mirrored that of TNPE.

     As discussed in Note 9, TNP entered into a new credit facility in 1996 to supplement the existing credit facility. As of December 31, 1996, the unused commitment under the credit facilities was $195 million. In January 1997 TNP used borrowings from the credit facilities to retire the $100.8 million of outstanding Series T FMBs, which reduced the available borrowings under the credit facilities to $90.5 million.

     TNPE has reserved 1 million shares of common stock for issuance through a new direct stock purchase plan beginning in 1997. The plan is designed to provide investors with a convenient method to purchase shares of TNPE's common stock directly from the company and to reinvest cash dividends. The plan has replaced TNPE's prior dividend reinvestment plan.

   Capital Resources

     TNPE's and TNP's capital structure continued to improve during 1996, due to reduced debt levels and increased common equity. TNPE's common equity increased during 1996, due to an issuance of 2 million shares of common stock with proceeds of $47.2 million in October 1996, in addition to strong earnings for the year. Proceeds from TNPE's common stock issuance were transferred to TNP as an equity contribution. The equity portion of TNPE's capital structure increased from 26.1% at December 31, 1995, to 34.1% at December 31, 1996. Conversely, the long-term debt ratio decreased from 73.5% to 65.5% for the same period. TNP experienced similar results with its capital ratios.

     TNP's capital requirements through 2001 are projected to be as follows (amounts in millions):

                                                              1997       1998       1999      2000        2001
                                                            _______   ________    ________  _______    _______
     FMB and secured debenture maturities (see Note 9)      $    .1   $     .1    $  130.1  $ 100.1    $    .1
     Capital expenditures                                      28.6       29.9        31.2     32.7       34.1
       Total capital requirements                           $  28.7   $   30.0    $  161.3  $ 132.8    $  34.2


     TNP believes that cash flow from operations and periodic borrowings under the credit facilities will be sufficient to meet working capital requirements and planned capital requirements through 1998.

Other Matters

     As a result of the Energy Policy Act of 1992 and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and modified regulatory environment. TNP's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation. Continued applicability of SFAS 71 to TNP's financial statements requires that rates set by an independent regulator on a cost-of-service basis can actually be charged to and collected from customers.

     In the event that all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utilities regulated service, the utility will have to discontinue SFAS 71 for that portion of operations. That discontinuation would be reported by the write-off of regulatory assets and liabilities.

     Management believes that, as of December 31, 1996, and for the foreseeable future, TNP's financial statements continue to follow SFAS 71.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                          Independent Auditors' Report




The Board of Directors and Shareholders
TNP Enterprises, Inc.:

We have audited the consolidated financial statements of TNP Enterprises, Inc. and subsidiaries as listed in the accompanying index at Part IV. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Enterprises, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for operating revenues in 1995.



                                          KPMG Peat Marwick LLP


Fort Worth, Texas
January 30, 1997




                          Independent Auditors' Report




The Board of Directors
Texas-New Mexico Power Company:

We have audited the consolidated financial statements of Texas-New Mexico Power Company (a wholly owned subsidiary of TNP Enterprises, Inc.) and subsidiaries as listed in the accompanying index at Part IV. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for operating revenues in 1995.



                                        KPMG Peat Marwick LLP


Fort Worth, Texas
January 30, 1997

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        For the Years Ended December 31,


                                                                          1996            1995              1994
                                                                    ---------------  ---------------   ---------------
                                                                           (In thousands except per share amounts)
OPERATING REVENUES                                                  $      502,737   $      485,823    $      477,989
                                                                    ---------------  ---------------   ---------------

OPERATING EXPENSES:
  Purchased power                                                          196,481          178,465           194,595
  Fuel                                                                      47,201           48,898            46,988
  Other operating and general expenses                                      73,276           71,311            72,472
  Maintenance                                                               10,672           11,522            11,966
  Reorganization costs                                                           -                -             8,782
  Depreciation of utility plant                                             38,170           37,850            36,782
  Taxes other than income taxes                                             32,727           28,865            29,651
  Income taxes                                                              10,333           12,317            (1,238)
                                                                    ---------------  ---------------   ---------------
       Total operating expenses                                            408,860          389,228           399,998
                                                                    ---------------  ---------------   ---------------

NET OPERATING INCOME                                                        93,877           96,595            77,991
                                                                    ---------------  ---------------   ---------------

OTHER INCOME (LOSS):
  Gain on sale of Texas Panhandle properties (note 4)                            -           14,583                 -
  Recognition of regulatory disallowances (note 2)                               -                -           (31,546)
  Other income and deductions, net                                          (3,799)           1,245             1,057
  Income taxes                                                               2,338           (5,403)           10,305
                                                                    ---------------  ---------------   ---------------
       Other income (loss), net of taxes                                    (1,461)          10,425           (20,184)
                                                                    ---------------  ---------------   ---------------
INCOME BEFORE INTEREST CHARGES AND
  CHANGE IN ACCOUNTING                                                      92,416          107,020            57,807
                                                                    ---------------  ---------------   ---------------
INTEREST CHARGES:
  Interest on long-term debt                                                64,654           70,544            71,568
  Other interest and amortization of debt-related costs                      4,709            3,416             3,680
                                                                    ---------------  ---------------   ---------------
            Total interest charges                                          69,363           73,960            75,248
                                                                    ---------------  ---------------   ---------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING                                                   23,053           33,060           (17,441)
Cumulative effect of change in accounting for
    unbilled revenues, net of taxes (note 3)                                     -            8,445                 -
                                                                    ---------------  ---------------   ---------------

NET INCOME (LOSS)                                                           23,053           41,505           (17,441)
Dividends on preferred stock                                                   167              655               790
                                                                    ---------------  ---------------   ---------------

INCOME (LOSS) APPLICABLE TO COMMON STOCK                            $       22,886   $       40,850    $      (18,231)
                                                                    ===============  ===============   ===============

EARNINGS PER SHARE OF COMMON STOCK:
  Earnings (loss) before cumulative effect of change in accounting  $         1.98   $         2.98    $        (1.70)
  Cumulative effect of change in accounting for unbilled revenues                -             0.77                 -
                                                                    ---------------  ---------------   ---------------

  Earnings (loss) per share                                         $         1.98   $         3.75    $        (1.70)
                                                                    ===============  ===============   ===============
DIVIDENDS PER SHARE OF COMMON STOCK                                 $         0.93   $         0.82    $         1.22
                                                                    ===============  ===============   ===============

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT  SHARES OUTSTANDING                                      11,543           10,901            10,750

                                                                   ===============  ===============   ===============
See accompanying Notes to Consolidated Financial Statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,


                                                                     1996                1995               1994
                                                               ---------------   ----------------   -----------------
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                 $      505,307    $       481,470    $        475,462
  Purchased power                                                    (198,696)          (172,486)           (193,366)
  Fuel costs paid                                                     (45,576)           (44,781)            (46,537)
  Cash paid for payroll and to other suppliers                        (75,138)           (76,735)            (85,912)
  Interest paid, net of amounts capitalized                           (69,247)           (68,484)            (76,402)
  Income taxes paid                                                   (15,684)            (1,095)                365
  Other taxes paid, net of amounts capitalized                        (32,243)           (30,556)            (30,323)
  Other operating cash receipts and payments, net                      (3,522)             1,043               1,014
                                                               ---------------   ----------------   -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              65,201             88,376              44,301
                                                               ---------------   ----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant, net of capitalized
   depreciation and interest                                          (28,006)           (28,689)            (29,038)
  Net proceeds from sale of Texas Panhandle properties                      -             29,009                   -
  Maturities (purchases) of temporary investments                           -              5,590              (5,590)
  Additions to other property and investments                          (2,771)                 -                   -
                                                               ---------------   ----------------   -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                   (30,777)             5,910             (34,628)
                                                               ---------------   ----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                       (10,866)            (9,616)            (13,823)
  Borrowings (repayments) under revolving credit
   facilities                                                          12,000            (42,272)              6,472
  Issuances:
     Common stock                                                      48,798                856               2,502
     Other long-term debt                                                 202                  -                   -
  Deferred expenses associated with financings                           (588)            (2,096)                  -
  Redemptions:
     Preferred stock                                                     (180)            (5,080)               (880)
     First mortgage bonds                                             (96,508)           (30,270)             (1,070)
                                                               ---------------   ----------------   -----------------
NET CASH USED IN FINANCING ACTIVITIES                                 (47,142)           (88,478)             (6,799)
                                                               ---------------   ----------------   -----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               (12,718)             5,808               2,874
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                       21,105             15,297              12,423
                                                               ---------------   ----------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $        8,387    $        21,105    $         15,297
                                                               ===============   ================   =================
RECONCILIATION OF NET EARNINGS TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)                                              $       23,053    $        41,505    $        (17,441)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Cumulative effect of change in accounting for
      unbilled revenues, net of taxes                                       -             (8,445)                  -
     Gain on sale of Texas Panhandle properties                             -            (14,583)                  -
     Recognition of deferred revenues                                       -             (4,782)              1,382
     Depreciation of utility plant                                     38,170             37,850              36,782
     Amortization of debt-related costs and other
      deferred charges                                                  3,329              4,952               5,495
     Allowance for borrowed funds used during
      construction                                                        (99)              (162)               (275)
     Deferred income taxes (excluding effect of
      change in accounting)                                              (193)             5,256             (10,915)
     Investment tax credits                                              (380)             1,679              (1,436)
     Reorganization costs                                                   -                  -               6,858
     Recognition of regulatory disallowances                                -                  -              31,546

Cash flows impacted by changes in current assets
 and liabilities:
     Deferred purchased power and fuel costs                            5,696              5,997                (107)
     Accrued interest                                                  (3,103)             2,289              (4,422)
     Accrued taxes                                                     (7,372)             8,483              (1,108)
     Purchased power costs subject to refund                           (5,688)             5,688                   -
     Changes in other current assets and liabilities                    4,181              3,138              (1,387)
Other, net                                                              7,607               (489)               (671)
                                                               ---------------   ----------------   -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $       65,201    $        88,376    $         44,301
                                                               ===============   ================   =================

See accompanying Notes to Consolidated Financial Statements.


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                                1996               1995
                                                                           ---------------    ----------------
                                                                                    (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                           $    1,215,355     $     1,193,538
  Construction work in progress                                                       906               3,334
                                                                           ---------------    ----------------
            Total                                                               1,216,261           1,196,872
  Less accumulated depreciation                                                   282,322             252,868
                                                                           ---------------    ----------------
            Net utility plant                                                     933,939             944,004
                                                                           ---------------    ----------------

OTHER PROPERTY AND INVESTMENTS, at cost                                             3,927               1,156
                                                                           ---------------    ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                         8,387              21,105
  Customer receivables                                                             16,362              15,569
  Inventories, at lower of average cost or market:
       Fuel                                                                           367                 492
       Materials and supplies                                                       6,384               7,287
  Deferred purchased power and fuel costs                                           3,565               9,261
  Accumulated deferred income taxes                                                 1,937                 144
  Other current assets                                                              1,121                 960
                                                                           ---------------    ----------------
            Total current assets                                                   38,123              54,818
                                                                           ---------------    ----------------
DEFERRED CHARGES                                                                   30,795              30,455
                                                                           ---------------    ----------------
                                                                           $    1,006,784     $     1,030,433
                                                                           ===============    ================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.  Authorized 50,000,000 shares; issued 13,006,492 shares in 1996 and 10,920,060
             in 1995                                                       $      183,771     $       134,973
       Retained earnings                                                           94,703              82,484
                                                                           ---------------    ----------------
            Total common shareholders' equity                                     278,474             217,457

  Preferred stock                                                                   3,420               3,600
  Long-term debt, less current maturities                                         533,964             611,925
                                                                           ---------------    ----------------
            Total capitalization                                                  815,858             832,982
                                                                           ---------------    ----------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                138               1,070
  Accounts payable                                                                 28,446              22,040
  Accrued interest                                                                 10,879              13,982
  Accrued taxes                                                                    18,833              26,205
  Customers' deposits                                                               2,662               2,493
  Purchased power costs subject to refund                                               -               5,688
  Other current liabilities                                                        11,797              12,472
                                                                           ---------------    ----------------
            Total current liabilities                                              72,755              83,950
                                                                           ---------------    ----------------
REGULATORY TAX LIABILITIES                                                         10,963              26,826
ACCUMULATED DEFERRED INCOME TAXES                                                  74,844              57,381
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                        19,734              18,592
DEFERRED CREDITS                                                                   12,630              10,702
COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, 8 and 12)
                                                                           ---------------    ----------------
                                                                           $    1,006,784     $     1,030,433
                                                                           ===============    ================


See accompanying Notes to Consolidated Financial Statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  December 31,


                                                                                       1996               1995
                                                                                  ---------------    ---------------
                                                                                            (In thousands)
COMMON SHAREHOLDERS' EQUITY

    Common stock with no par value per share
       Authorized shares - 50,000,000
       Outstanding shares - 13,006,492 in 1996 and 10,920,060 in 1995             $      183,771     $      134,973
    Retained earnings                                                                     94,703             82,484
                                                                                  ---------------    ---------------
          Total common shareholders' equity                                              278,474            217,457
                                                                                  ---------------    ---------------


PREFERRED STOCK
    Preferred stock with no par value
       Authorized shares - 5,000,000
       Outstanding shares - None

    Redeemable cumulative  preferred stock of TNP with $100 par value
       Authorized shares - 1,000,000

                                        Redemption
                                     price at TNP's         Outstanding shares
                                           option            1996          1995
                                          ------             ----          ----
       Series B            4.65%          $ 100.00          21,600       22,800            2,160              2,280
       Series C            4.75%            100.00          12,600       13,200            1,260              1,320
                                                      ------------  ------------  ---------------    ---------------
          Total redeemable cumulative preferred stock       34,200       36,000            3,420              3,600
                                                      ------------  ------------  ---------------    ---------------


LONG-TERM DEBT
    FIRST MORTGAGE BONDS
       Series L           10.50% due 2000                                                      -              9,600
       Series M            8.70% due 2006                                                  8,100              8,200
       Series R           10.00% due 2017                                                      -             62,400
       Series S            9.63% due 2019                                                      -             19,600
       Series T           11.25% due 1997                                                100,800            100,800
       Series U            9.25% due 2000                                                100,000            100,000
       Unamortized debt discount                                                               -               (605)

    SECURED DEBENTURES
       12.50% due 1999                                                                   130,000            130,000
       Series A 10.75% due 2003                                                          140,000            140,000

    REVOLVING CREDIT FACILITIES
       1995 Facility                                                                           -             43,000
       1996 Facility                                                                      55,000                  -

    OTHER                                                                                    202                  -
                                                                                  ---------------    ---------------
          Total long-term debt                                                           534,102            612,995
           Less current maturities                                                          (138)            (1,070)
                                                                                  ---------------    ---------------
          Total long-term debt, less current maturities                                  533,964            611,925
                                                                                  ---------------    ---------------

TOTAL CAPITALIZATION                                                              $      815,858     $      832,982
                                                                                  ===============    ===============




See accompanying Notes to Consolidated Financial Statements.


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                        For the Years Ended December 31,




                                                                   Common Shareholders' Equity
                                                    --------------------------------------------------------
                                                          Common Stock            Retained
                                                      Shares        Amount        Earnings        Total
                                                      ______        ______        ________        _____
                                                                         (In thousands)
YEAR ENDED DECEMBER 31, 1994
     Balance at December 31, 1993                      10,696     $   131,615   $     82,012   $    213,627
     Net loss                                               -               -        (17,441)       (17,441)
     Dividends on preferred stock                           -               -           (790)          (790)
     Dividends on common stock - $1.22 per share            -               -        (13,046)       (13,046)
     Sale of common stock                                 170           2,502              -          2,502
     Retirement of preferred stock                          -               -             17             17
                                                    ------------  ------------  -------------  -------------
        Balance at December 31, 1994                   10,866         134,117         50,752        184,869

YEAR ENDED DECEMBER 31, 1995
     Net income                                             -               -         41,505         41,505
     Dividends on preferred stock                           -               -           (655)          (655)
     Dividends on common stock - $0.82 per share            -               -         (8,938)        (8,938)
     Sale of common stock                                  54             856              -            856
     Retirement of preferred stock                          -               -           (180)          (180)
                                                    ------------  ------------  -------------  -------------
        Balance at December 31, 1995                   10,920         134,973         82,484        217,457

YEAR ENDED DECEMBER 31, 1996
     Net income                                             -               -         23,053         23,053
     Dividends on preferred stock                           -               -           (167)          (167)
     Dividends on common stock - $0.93 per share            -               -        (10,699)       (10,699)
     Sale of common stock                               2,086          48,798              -         48,798
     Retirement of preferred stock                          -               -             32             32
                                                    ------------  ------------  -------------  -------------

        Balance at December 31, 1996                   13,006     $   183,771   $     94,703   $    278,474
                                                    ============  ============  =============  =============
See accompanying Notes to Consolidated Financial Statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                        For the Years Ended December 31,


                                                     1996            1995            1994
                                                --------------  --------------  --------------
                                                                (In thousands)
OPERATING REVENUES                              $     502,737   $     485,823   $     477,989
                                                --------------  --------------  --------------

OPERATING EXPENSES:
  Purchased power                                     196,481         178,465         194,595
  Fuel                                                 47,201          48,898          46,988
  Other operating and general expenses                 73,276          71,311          72,472
  Maintenance                                          10,672          11,522          11,966
  Reorganization costs                                      -               -           8,782
  Depreciation of utility plant                        38,170          37,850          36,782
  Taxes other than income taxes                        32,727          28,865          29,651
  Income taxes                                         10,333          12,317          (1,238)
                                                 -------------  --------------  --------------
       Total operating expenses                       408,860         389,228         399,998
                                                 -------------  --------------  --------------

NET OPERATING INCOME                                   93,877          96,595          77,991
                                                 -------------  --------------  --------------

OTHER INCOME (LOSS) :
  Gain on sale of Texas Panhandle
   properties (note 4)                                      -          14,583               -
  Recognition of regulatory disallowances
   (note 2)                                                 -               -         (31,546)
  Other income and deductions, net                      1,626           1,470           1,475
  Income taxes                                            722          (5,324)         10,694
                                                 -------------  --------------  --------------
       Other income (loss), net of taxes                2,348          10,729         (19,377)
                                                 -------------  --------------  --------------
INCOME BEFORE INTEREST CHARGES
  AND CHANGE IN ACCOUNTING                             96,225         107,324          58,614
                                                 -------------  --------------  --------------
INTEREST CHARGES:
  Interest on long-term debt                           64,654          70,544          71,568
  Other interest and amortization of
   debt-related costs                                   4,709           3,416           3,680
                                                 -------------  --------------  --------------
            Total interest charges                     69,363          73,960          75,248
                                                 -------------  --------------  --------------

INCOME (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING                              26,862          33,364         (16,634)
Cumulative effect of change in accounting for
  unbilled revenues, net of taxes (note 3)                  -           8,445               -
                                                 -------------  --------------  --------------

NET INCOME (LOSS)                                      26,862          41,809         (16,634)
Dividends on preferred stock                              167             655             790
                                                 -------------  --------------  --------------

INCOME (LOSS) APPLICABLE TO COMMON STOCK         $     26,695    $     41,154   $     (17,424)
                                                 =============  ==============  ==============
See accompanying Notes to Consolidated Financial Statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                     1996             1995            1994
                                                               ---------------   -------------   ---------------
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                 $     502,954     $    481,470    $      475,462
  Purchased power                                                   (198,696)        (172,486)         (193,366)
  Fuel costs paid                                                    (45,576)         (44,781)          (46,537)
  Cash paid for payroll and to other suppliers                       (75,807)         (76,793)          (86,632)
  Interest paid, net of amounts capitalized                          (69,236)         (68,484)          (76,402)
  Income taxes paid                                                  (14,242)          (1,199)           (1,215)
  Other taxes paid, net of amounts capitalized                       (31,219)         (30,054)          (29,906)
  Other operating cash receipts and payments, net                      1,135              639             1,442
                                                               ---------------   -------------   ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             69,313           88,312            42,846
                                                               ---------------   -------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant, net of capitalized
   depreciation and interest                                         (28,006)         (28,689)          (29,038)
  Net proceeds from sale of Texas Panhandle properties                     -           29,009                 -
  Additions to other property and investments                         (1,669)               -                 -
                                                               ---------------   -------------   ---------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                (29,675)             320           (29,038)
                                                               ---------------   -------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                      (10,867)          (3,078)          (11,794)
  Equity contribution from TNPE                                       47,170                -                 -
  Borrowings (repayments) under revolving credit
   facilities                                                         12,000          (42,272)            6,472
  Deferred expenses associated with financings                          (588)          (2,096)                -
  Redemptions:
     Preferred stock                                                    (180)          (5,080)             (880)
     First mortgage bonds                                            (96,508)         (30,270)           (1,070)
                                                               ---------------   -------------   ---------------
NET CASH USED IN FINANCING ACTIVITIES                                (48,973)         (82,796)           (7,272)
                                                               ---------------   -------------   ---------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                               (9,335)           5,836             6,536
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      14,450            8,614             2,078
                                                               ---------------   -------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $       5,115           14,450    $        8,614
                                                               ===============   =============   ===============
RECONCILIATION OF NET EARNINGS TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)                                              $      26,862     $     41,809    $      (16,634)
Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Cumulative effect of change in accounting for
      unbilled revenues, net of taxes                                      -           (8,445)                -
     Gain on sale of Texas Panhandle properties                            -          (14,583)                -
     Recognition of deferred revenues                                      -           (4,782)            1,382
     Depreciation of utility plant                                    38,170           37,850            36,782
     Amortization of debt-related costs and other
      deferred charges                                                 3,329            4,952             5,495
     Allowance for borrowed funds used during
      construction                                                       (99)            (162)             (275)
     Deferred income taxes (excluding effect of
      change in accounting)                                            1,140            5,132           (10,920)
     Investment tax credits                                             (111)           1,691            (1,374)
     Reorganization costs                                                  -                -             6,858
     Recognition of regulatory disallowances                               -                -            31,546

Cash flows impacted by changes in current assets
 and liabilities:
     Deferred purchased power and fuel costs                           5,696            5,997              (107)
     Accrued interest                                                 (3,103)           2,289            (4,422)
     Accrued taxes                                                    (8,429)           8,432            (1,108)
     Purchased power costs subject to refund                          (5,688)           5,688                 -
     Changes in other current assets and liabilities                   6,474            3,174            (3,103)
Other, net                                                             5,072             (730)           (1,274)
                                                               ---------------   -------------   ---------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                      $      69,313     $     88,312    $       42,846
                                                               ===============   =============   ===============


See accompanying Notes to Consolidated Financial Statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                               1996                 1995
                                                                          ---------------     ----------------
                                                                                    (In thousands)
ASSETS
UTILITY PLANT:
  Electric plant                                                          $    1,215,355      $     1,193,538
  Construction work in progress                                                      906                3,334
                                                                          ---------------     ----------------
            Total                                                              1,216,261            1,196,872
  Less accumulated depreciation                                                  282,322              252,868
                                                                          ---------------     ----------------
            Net utility plant                                                    933,939              944,004
                                                                          ---------------     ----------------

OTHER PROPERTY AND INVESTMENTS, at cost                                            1,884                  175
                                                                          ---------------     ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                        5,115               14,450
  Customer receivables                                                            15,521               15,569
  Inventories, at lower of average cost or market:
       Fuel                                                                          367                  492
       Materials and supplies                                                      6,384                7,287
  Deferred purchased power and fuel costs                                          3,565                9,261
  Accumulated deferred income taxes                                                1,937                  144
  Other current assets                                                             1,324                1,274
                                                                          ---------------     ----------------
            Total current assets                                                  34,213               48,477
                                                                          ---------------     ----------------

DEFERRED CHARGES                                                                  32,121               32,287
                                                                          ---------------     ----------------
                                                                          $    1,002,157      $     1,024,943
                                                                          ===============     ================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share.
            Authorized 12,000,000 shares; issued 10,705 shares            $          107      $           107
       Capital in excess of par value                                            222,133              174,931
       Retained earnings                                                          65,308               49,313
                                                                          ---------------     ----------------
            Total common shareholder's equity                                    287,548              224,351

  Redeemable cumulative preferred stock                                            3,420                3,600
  Long-term debt, less current maturities                                        533,800              611,925
                                                                          ---------------     ----------------
            Total capitalization                                                 824,768              839,876
                                                                          ---------------     ----------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                               100                1,070
  Accounts payable                                                                27,254               22,040
  Accrued interest                                                                10,879               13,982
  Accrued taxes                                                                   16,901               25,330
  Customers' deposits                                                              2,662                2,493
  Purchased power costs subject to refund                                              -                5,688
  Other current liabilities                                                       10,993               12,472
                                                                          ---------------     ----------------
            Total current liabilities                                             68,789               83,075
                                                                          ---------------     ----------------

REGULATORY TAX LIABILITIES                                                        10,963               26,826
ACCUMULATED DEFERRED INCOME TAXES                                                 65,860               47,066
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                       19,164               17,398
DEFERRED CREDITS                                                                  12,613               10,702
COMMITMENTS AND CONTINGENCIES (Notes 1, 2, 4, 8 and 12)
                                                                          ---------------     ----------------
                                                                          $    1,002,157      $     1,024,943
                                                                          ===============     ================


See accompanying Notes to Consolidated Financial Statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  December 31,

                                                                                     1996               1995
                                                                                ---------------    ---------------
                                                                                         (In thousands)
COMMON SHAREHOLDER'S EQUITY

    Common stock, $10 par value per share
       Authorized shares - 12,000,000
       Outstanding shares - 10,705                                              $          107    $           107
    Capital in excess of par value                                                     222,133            174,931
    Retained earnings                                                                   65,308             49,313
                                                                                ---------------   ----------------
          Total common shareholder's equity                                            287,548            224,351
                                                                                ---------------   ----------------


PREFERRED STOCK
    Redeemable cumulative preferred stock with $100 par value
       Authorized shares - 1,000,000

                                          Redemption
                                       price at TNP's    Outstanding shares
                                            option        1996           1995
                                            ------        ----           ----
       Series B            4.65%            100.00        21,600        22,800           2,160              2,280
       Series C            4.75%            100.00        12,600        13,200           1,260              1,320
                                                     ------------   ----------- ---------------    ---------------
          Total redeemable cumulative preferred stock     34,200        36,000           3,420              3,600
                                                     ------------   ----------- ---------------    ---------------


LONG-TERM DEBT
    FIRST MORTGAGE BONDS
       Series L           10.50% due 2000                                                     -              9,600
       Series M            8.70% due 2006                                                 8,100              8,200
       Series R           10.00% due 2017                                                     -             62,400
       Series S            9.63% due 2019                                                     -             19,600
       Series T           11.25% due 1997                                               100,800            100,800
       Series U            9.25% due 2000                                               100,000            100,000
       Unamortized debt discount                                                             -               (605)

    SECURED DEBENTURES
       12.50% due 1999                                                                 130,000            130,000
       Series A 10.75% due 2003                                                        140,000            140,000

    REVOLVING CREDIT FACILITIES
       1995 Facility                                                                         -             43,000
       1996 Facility                                                                    55,000                  -
                                                                                ---------------    ---------------
          Total long-term debt                                                         533,900            612,995
           Less current maturities                                                        (100)            (1,070)
                                                                                ---------------    ---------------
          Total long-term debt, less current maturities                                533,800            611,925
                                                                                ---------------    ---------------

TOTAL CAPITALIZATION                                                            $      824,768     $      839,876
                                                                                ===============    ===============





See accompanying Notes to Consolidated Financial Statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                        For the Years Ended December 31,


                                                               Common Shareholder's Equity
                                              --------------------------------------------------------------
                                                                      Capital in
                                                   Common Stock       Excess of       Retained
                                               Shares      Amount     Par Value       Earnings       Total
                                               ______      ______     __________      ________       _____
                                                                    (In thousands)
YEAR ENDED DECEMBER 31, 1994
    Balance at December 31, 1993                   11     $    107    $  175,094   $    38,983   $  214,184
    Net loss                                        -            -             -       (16,634)     (16,634)
    Dividends on preferred stock                    -            -             -          (790)        (790)
    Dividends on common stock                       -            -             -       (11,000)     (11,000)
    Retirement of preferred stock                   -            -            17             -           17
                                              ----------  ----------  -----------  ------------  -----------
       Balance at December 31, 1994                11          107       175,111        10,559      185,777
YEAR ENDED DECEMBER 31, 1995
    Net income                                      -            -             -        41,809       41,809
    Dividends on preferred stock                    -            -             -          (655)        (655)
    Dividends on common stock                       -            -             -        (2,400)      (2,400)
    Retirement of preferred stock                   -            -          (180)            -         (180)
                                              ----------  ----------  -----------  ------------  -----------
       Balance at December 31, 1995                11          107       174,931        49,313      224,351

YEAR ENDED DECEMBER 31, 1996
    Net income                                      -            -             -        26,862       26,862
    Dividends on preferred stock                    -            -             -          (167)        (167)
    Dividends on common stock                       -            -             -       (10,700)     (10,700)
    Equity contribution from TNPE                   -            -        47,170             -       47,170
    Retirement of preferred stock                   -            -            32             -           32
                                              ----------  ----------  -----------  ------------  -----------

       Balance at December 31, 1996                11     $    107    $  222,133   $    65,308   $  287,548
                                              ==========  ==========  ===========  ============  ===========
See accompanying Notes to Consolidated Financial Statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

 Note 1.  Summary of Significant Accounting Policies

   General Information

     The consolidated financial statements of TNPE and subsidiaries include the accounts of TNPE and its wholly owned subsidiaries, TNP, Facility Works, Inc., and TNP Operating Company. The consolidated financial statements of TNP and subsidiaries include the accounts of TNP and its wholly owned subsidiaries, TGC and TGC II. All intercompany transactions and balances have been eliminated in consolidation.

     TNP is TNPE's principal operating subsidiary. TNP is a public utility engaged in generating, purchasing, transmitting, distributing, and selling electricity in Texas and New Mexico. TNP is subject to PUCT and NMPUC regulation. Some of TNP's activities, including the issuance of securities, are subject to FERC regulation and its accounting records are maintained in accordance with FERC's Uniform System of Accounts.

     The use of estimates is required to prepare TNPE's and TNP's consolidated financial statements in conformity with generally accepted accounting principles. Management believes that estimates are essential and will not materially differ from actual results. However, adjustments may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the 1996 financial statements.

   Accounting for the Effects of Regulation

     Electric utilities operate in a highly regulated environment. TNPE's and TNP's consolidated financial statements reflect the application of certain accounting standards, including SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which provide for recognition of the economic effects of rate regulation. Included among these effects are the recognition of regulatory assets and liabilities. Regulatory assets represent revenues associated with certain costs that are expected to be recovered from customers in future rates. Regulatory liabilities are costs previously collected from customers or other amounts that reduce future rates. The following table summarizes TNPE's and TNP's regulatory assets and liabilities as of December 31, 1996 and 1995.

                                                   1996                 1995
                                                ________            _________
                                                         (In thousands)
  Regulatory Assets:
    Deferred purchased power and fuel costs     $  3,565            $   9,261
    Deferred charges:
      Losses on reaquired debt                    10,000                4,810
      Rate case expenses                           3,743                4,454
      Deferred accounting amounts                  4,157                4,287
      Other                                            -                  792
                                                ________            _________
        Total                                   $ 21,465            $  23,604
                                                ========            =========

  Regulatory Liabilities:
    Income tax related                          $ 10,963            $  26,826
    Purchased power costs subject to refund            -                5,688
                                                ________            _________
        Total                                   $ 10,963            $  32,514
                                                ========            =========

     Federal and state legislators and regulatory authorities have adopted or are considering a number of changes that are significantly impacting competitive conditions in the electric utility industry, such as the emergence of independent power producers, wholesale transmission access, and retail wheeling. If recovery of costs through rates becomes uncertain or unlikely, whether due to legislative or regulatory changes, competition, or otherwise, accounting standards such as SFAS 71 may no longer apply to TNPE and TNP. As a result, TNPE and TNP could be required to write off all or a portion of their regulatory assets and liabilities. Moreover, to the extent that future rates are insufficient to recover costs, additional write downs could be required. Management of TNPE and TNP are currently unable to predict the ultimate outcome of changes in the electric utility industry and whether the outcome will have a significant effect on their consolidated financial position and results of operations. However, based upon current regulatory conditions in the states in which TNP operates, management believes it probable that TNP will continue, for the foreseeable future, to meet the criteria for continued application of SFAS 71, and it is probable that TNP will recover from ratepayers the regulatory assets included in the table above.

   Utility Plant

     Utility plant is stated at the historical cost of construction which includes labor, materials, indirect charges for such items as engineering and administrative costs, and AFUDC. Property repairs and replacement of minor items are charged to operating expenses; major replacements and improvements are capitalized to utility plant.

     AFUDC is a noncash item designed to enable a utility to capitalize interest costs during periods of construction. Established regulatory practices enable TNP to recover these costs from ratepayers. The composite rates used for AFUDC were 6.0%, 8.0%, and 8.8% in 1996, 1995, and 1994, respectively.

     The costs of depreciable units of plant retired or disposed of in the normal course of business are eliminated from utility plant accounts and such costs plus removal expenses less salvage are charged to accumulated depreciation. When complete operating units are disposed of, appropriate adjustments are made to accumulated depreciation, and the resulting gains or losses, if any, are recognized.

     Depreciation is provided on a straight-line method based on the estimated lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment's use. Depreciation as a percentage of average depreciable cost was 3.2%, 3.3%, and 3.1% in 1996, 1995, and 1994, respectively.

   Cash Equivalents

     All highly liquid debt instruments with maturities of three months or less when purchased are considered cash equivalents.

   Customer Receivables and Operating Revenues

     TNP accrues estimated revenues for energy delivered since the latest billing. Prior to January 1, 1995, TNP recognized revenue when billed. See Note 3 for the effects of the change in recognizing revenues from cycle billing to the accrual method in 1995.

     TNP sells customer receivables to an unaffiliated company on a nonrecourse basis.

   Purchased Power and Fuel Costs

     Electric rates include estimates of purchased power and fuel costs incurred by TNP in purchasing or generating electricity. Differences between amounts collected and allowable costs are recorded either as purchased power subject to refund or deferred purchased power and fuel costs in accordance with regulatory ratemaking policy.


   Deferred Charges

     Expenses incurred in issuing long-term debt and related discount and premium are amortized on a straight-line basis over the lives of the respective issues.

     Included in deferred charges are other assets that are expected to benefit future periods and certain costs that are deferred for ratemaking purposes and amortized over periods allowed by regulatory authorities.

   Derivatives

     Premiums paid for an interest rate collar will be amortized over the term of the related agreement. Unamortized premiums are included in Deferred Charges in the consolidated balance sheets. Amounts to be received or paid under the agreement will be recognized on the accrual basis as a component of interest expense.

   Income Taxes

     TNPE files a consolidated federal income tax return that includes the consolidated operations of TNP and its subsidiaries. The amounts of income taxes recognized in TNP's accompanying consolidated financial statements were computed as if TNP and its subsidiaries filed a separate consolidated federal income tax return.

     ITC amounts utilized in the federal income tax return are deferred and amortized to earnings ratably over the estimated service lives of the related assets.

   Fair Values of Financial Instruments

     Fair values of cash equivalents, temporary investments, and customer receivables approximated the carrying amounts because of the short maturities of those instruments.

     The estimated fair values of long-term debt and preferred stock were based on quoted market prices of the same or similar issues. The estimated fair values of long-term debt and preferred stock were as follows:

                       December 31, 1996                   December 31, 1995
                       _________________                   _________________
              Carrying Amount   Fair Values       Carrying Amount    Fair Values
              _______________   ___________       _______________    ___________
                                       (In thousands)
Long-term debt     $ 533,900     $ 564,000          $ 612,995        $ 643,000
Preferred stock        3,420         1,500              3,600            1,600
Interest rate collar     295           180                  -                -


   Common Stock

     At December 31, 1996, 280,799 shares of TNPE's common stock were reserved for issuance to TNP's 401(k) plan. Additionally, 576,947 shares of TNPE's common stock were reserved for subsequent issuance under other stock compensation or shareholder plans.

   Shareholder Rights Plan

     TNPE has a Rights Plan that is designed to protect TNPE's shareholders from coercive takeover tactics and inadequate or unfair takeover bids. The Rights Plan provides for the distribution of one right for each share of TNPE's common stock currently outstanding or issued until the close of business on November 4, 1998.

     Upon the occurrence of certain events, each right entitles a shareholder to elect to purchase one share of common stock at $45 per share or, under certain circumstances, shares of common stock at half the then-current market price or to receive TNPE common stock or other securities having an aggregate value equal to the excess of (i) the value of the common stock or other securities on the date the rights are exercised over (ii) the cash payment that would have been payable upon exercise of the rights if cash payment had been elected.

     Until certain triggering events occur, the rights will trade together with TNPE's common stock and separate rights certificates will not be issued. Among the triggering events are the acquisition by a person or group of 10% or more of TNPE's outstanding common stock or the commencement of a tender or exchange offer that, upon consummation, would result in a person or group of persons owning 15% or more of TNPE's outstanding common stock. The rights expire November 4, 1998, unless earlier redeemed or exchanged by TNPE, and have had no effect on EPS.

   Stock-Based Compensation

     As discussed in Note 7, TNPE has an equity based incentive compensation plan that awards stock-based compensation. In 1995 the FASB issued SFAS 123, Accounting for Stock-Based Compensation, that changes the method for calculating expenses associated with stock-based compensation. SFAS 123, which became effective for 1996, also allows companies to retain the approach as set forth in APB Opinion 25, Accounting for Stock Issued to Employees, for measuring expense for stock-based compensation. TNP has elected to continue to apply the provisions of APB Opinion 25 in calculating stock-based compensation. The pro forma effect of applying SFAS 123 to the equity awards during 1995 and 1996 was immaterial.


Note 2.  Regulatory Matters

   Cities Rate Review

     In December 1996, certain cities in the Texas gulf coast area served by TNP passed resolutions requiring TNP to file complete rate information with those cities. In 1997 those cities have agreed to reopen negotiations on a new transition to competition proposal and have deferred the required rate filing until July 1, 1997. If negotiations on the new transition to competition proposal is not successful and the rate filings are made, TNP anticipates a final resolution of the rate review with the cities in late 1997. Based on its preliminary analysis, TNP believes the filing will support the reasonableness of TNP's current rates.

   Community ChoiceSM

     On May 2, 1996, TNP filed an application with the PUCT requesting approval of a program known as Community Choice that would apply to electric services provided by TNP in Texas. On June 21, 1996, TNP filed an application with the NMPUC requesting approval of a similar program that would apply to electric service provided by TNP in New Mexico. Community Choice is a transition plan designed to address the opportunities and challenges presented by the increasingly deregulated and competitive environment of the electric services industry.

     As proposed by TNP, Community Choice provided for transition periods of four years in New Mexico and five years in Texas. Community Choice proposed that during the transition periods, TNP's rates for electric service in New Mexico and Texas would be structured to provide TNP a reasonable opportunity to reduce its so-called potential "stranded costs." "Stranded costs" means the difference between what it currently costs TNP to provide service and what a customer would be willing to pay for such service in a competitive market. In Texas, TNP's potential stranded cost relates to TNP One, its 300 MW generating unit, and could potentially be more than $250 million. In New Mexico, TNP's potential stranded cost relates to its purchased power contracts and could potentially be more than $10 million. At the end of the transition periods, TNP would aggregate, or combine, its customers at the community level and permit these aggregated electrical loads to choose the types and nature of electric services that will be available to individual customers within each aggregated load.

     In November 1996, TNP withdrew its Community Choice filing in Texas. Prior to the withdrawal TNP had attempted to work through the numerous issues with various intervenors. The withdrawal was due to a lack of consensus on key issues, including the issue of stranded costs.

     In 1997 TNP proposed a new plan for transition to competition to the communities within TNP's service territory in Texas. The new plan includes a five-year transition period and the opportunity to reduce potential stranded costs. The new plan also entails options providing various levels of access to the open market, which TNP customers will be able to select from at the end of the transition period. Due to the numerous issues involved, TNP can provide no assurance as to the timing or outcome of the new transition to competition plan in Texas.

     In 1997 TNP filed a stipulation with the NMPUC adjusting several of the components of the original Community Choice proposal. The stipulation has the support of the major stakeholders. The revised plan gives TNP customers the right to choose their energy provider after a three-year transition period, freezes rates (including fuel and purchased power) for a three-year period, and allows for customer aggregation based on market forces. Hearings were held in late February 1997. Approval by the NMPUC is the final step. TNP believes the plan will allow it to recover most if not all of its potential stranded costs in New Mexico, however, the actual recovery of any stranded costs will depend on the future market and price for energy through 2002.

   Fuel Reconciliation

     TNP's fixed fuel factor remains the same until changed as part of general rate case or fuel reconciliation, or until the PUCT orders a reconciliation for any over or under collections of fuel costs. TNP expects to file a reconciliation of fuel costs in June 1997, for the period of October 1993 through December 1996. Management believes the ultimate outcome of this fuel reconciliation will not have a material adverse effect on TNP's or TNPE's consolidated financial position or results of operations.

   1994 Texas Rate Case Settlement

     On October 6, 1994, the PUCT approved a unanimous settlement among the parties in TNP's 1994 retail rate application. The rate case settlement provided for an increase in annualized revenues in Texas of $17.5 million, or 4.5%, which TNP implemented on October 2, 1994.

     The settlement resolved all outstanding court appeals in connection with TNP's two previous rate cases and required TNP to write off $31.5 million ($35.0 million of the original cost of TNP One). TNP recognized the write-off in the second quarter of 1994, which resulted in an after-tax charge of approximately $20.5 million, or $1.91 per share of TNPE common stock. The settlement also required TNP to sell its Texas Panhandle properties, subject to certain conditions.

     The rate case settlement includes a moratorium restricting TNP from applying for rate increases in Texas until March 31, 1999, subject to certain conditions. These conditions do not allow TNP to apply for any base rate increase under any circumstances prior to March 31, 1997, but would allow an application for increased rates to be filed after that time if certain force majeure events (as defined in the agreement) occur during the moratorium.


Note 3.  Change in Accounting for Unbilled Revenues

     Effective January 1, 1995, TNP changed its method of accounting for operating revenues from cycle billing to the accrual method. The change was made in order to more closely match revenues and expenses and more closely conforms to common utility industry practice. The cumulative effect of this change was to recognize $12,993,000 of additional revenues ($8,445,000, net of taxes, or $0.77 per share). The pro forma effects of the change in accounting on 1994, assuming the new method was applied retroactively to that year, would have been to decrease the net loss by $1,347,000 or $0.13 per share).


Note 4.  Sale of Texas Panhandle Properties

     In September 1995, TNP sold its Texas Panhandle properties to SPS for $29.2 million, and recognized a net of tax gain of $9.5 million, or $0.87 per share of TNPE common stock. The sale was consummated pursuant to the sale agreement between TNP and SPS in connection with the Texas rate case settlement discussed in Note 2. The Panhandle properties comprised a relatively small portion of TNP's business. The book value of the Panhandle properties sold was $14.3 million. Revenues from the properties for 1995 through the closing date were $7.4 million with corresponding sales of 76.3 GWH to 7,350 customers.

     The proceeds received from SPS were used to redeem $29.2 million of Series T FMBs. In January 1996, TNP filed a class action lawsuit against John Hancock Mutual Life Insurance Company, a Series T bondholder. TNP sought confirmation that its redemption of Series T FMBs with proceeds from the Panhandle sale was within its rights under the indenture governing the FMBs.

     TNP's lawsuit was originally filed against PPM, which claimed to be a bondholder and threatened to take legal action against TNP over the redemption. PPM filed a counterclaim seeking declarations that the Series T partial redemption breached the indenture governing the FMBs and that TNP could not redeem Series T FMBs prior to maturity under circumstances like the Panhandle sale. Because PPM was not a bondholder, it was dismissed from the lawsuit and, on PPM's motion, Jackson National Life Insurance Company was substituted as defendant.

     As a result of federal mediation on January 30, 1997, TNP, Jackson National Life Insurance Company and John Hancock Insurance Co. agreed to a tentative settlement of the lawsuit. The proposed settlement, which is subject to approval of the federal judge, calls for TNP to pay $2 million to the parties of the lawsuit. Accordingly, TNP established a reserve for the settlement in 1996. The proposed settlement, if approved, will allow for the end of costly ongoing litigation.


Note 5.  Revenues Subject to Refund

     During the third quarter of 1995, the IRS issued TNP a favorable private letter ruling that enabled TNP to recognize additional revenues and accrued interest of $4.9 million that previously had been deferred. This resulted in a one-time after-tax earnings increase of $3.0 million, or $0.28 per share of TNPE common stock.

     The revenues recognized were collected from October 1991 through October 1994, as a result of a Texas rate case filed in 1991. The PUCT allowed TNP to collect additional annualized revenues of $1.6 million pending the resolution of the regulatory tax treatment of disallowed utility plant. Recognition of these revenues was conditioned upon TNP obtaining the ruling from the IRS.


Note 6.  Reorganization

     During the fourth quarter of 1994, TNP reduced company-wide staffing levels by 140 positions, or 14% of the workforce, as a result of work elimination reviews by employee teams. The goals of the teams were to streamline operations and reduce future costs. The staffing reductions were accomplished primarily through early retirements and involuntary terminations. The aggregate costs impacting TNP's 1994 operations were $8,782,000 ($5,723,000, net of taxes, or $0.53 per share of TNPE common stock).


 Note 7. Employee Benefit Plans

   Pension Plan

     TNP has a defined benefit pension plan covering substantially all of its employees. Benefits are based on an employee's years of service and compensation. TNP's funding policy is to contribute the minimum amount required by federal funding standards. The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1996, and 1995.

                                                       1996           1995
                                                     _________      _________
                                                            (In thousands)
 Actuarial present value of benefit obligations:
   Vested benefit obligation                         $  58,466      $  59,393
   Unvested benefit obligation                           4,539          4,383
                                                     _________      _________
     Accumulated benefit obligation                  $  63,005      $  63,776
                                                     =========      =========

 Projected benefit obligation                        $  66,406      $  67,752
 Unrecognized net asset                                     83            107
 Unrecognized prior service cost                         1,588          2,536
 Unrecognized net gain from past experience             21,484         11,357
                                                     _________      _________
                                                        89,561         81,752
 Plan assets (principally marketable securities)
   at estimated fair value                              82,771         75,037
                                                      ________      _________
     Accrued pension costs (included in deferred
       credits in the consolidated balance sheets)    $  6,790      $   6,715
                                                     =========      =========

Net pension costs were comprised of the following components as determined using the projected unit credit actuarial method:

                                                   1996       1995       1994
                                                 _______    _______   _______
                                                         (In thousands)
 Service cost                                    $ 1,425    $ 1,071   $ 1,763
 Interest cost on projected benefit obligation     4,841      4,762     4,179
 Adjustment for actual return on plan assets     (12,398)   (13,797)      260
 Effect of reorganization costs, net                   -          -     3,537
 Net amortization and deferral                     6,207      7,607    (6,238)
                                                 _______    ________  ________
   Net pension costs                             $    75    $  (357)  $ 3,501
                                                 =======    ========  ========

     Assumptions used in accounting for the pension plan as of December 31, 1996, and 1995 were as follows:

                                                      1996            1995
                                                      ____            ____
 Discount rates                                       7.75%           7.25%
 Rates of increase in compensation levels             4.0%            4.0%
 Expected long-term rate of return on assets          9.5%            9.5%

   Postretirement Benefit Plan

     TNP sponsors a health care plan that provides postretirement medical and death benefits to retirees who satisfied minimum age and service requirements during employment. TNP recognizes the costs of postretirement benefits on the accrual basis during the periods that employees render service to earn the benefits in accordance with SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions". Prior to 1993, the costs of these benefits were expensed on a "pay-as-you-go" basis. TNP has been permitted to recover through rates the additional costs resulting from the adoption of SFAS 106. TNP established a trust fund dedicated to paying these postretirement benefits.

     The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1996, and 1995.

                                                             1996      1995
                                                           _______   _______
                                                              (In thousands)
  Accumulated postretirement benefit obligation:
    Retirees and dependents                                $13,060   $14,229
    Active employees                                         4,244     4,093
                                                           _______   _______
      Total benefits earned                                 17,304    18,322
  Plan assets (principally marketable securities)
    at estimated fair value                                  6,975     5,710
                                                           _______   _______
  Accumulated postretirement benefit
    obligation in excess of plan assets                     10,329    12,612
  Unrecognized transition obligation                       (13,721)  (14,579)
  Unrecognized net gain from past experience                 6,998     5,603
                                                           _______   _______
  Accrued postretirement benefit costs (included in
    deferred credits in the consolidated balance sheets)   $ 3,606   $ 3,636
                                                           =======   =======

     Net   postretirement   benefit  costs  were   comprised  of  the  following
components:

                                            1996          1995       1994
                                          ______        ______      ______
                                                    (In thousands)
   Service cost                           $  524        $  374      $  738
   Interest cost on postretirement
    benefit obligation                     1,259         1,265       1,642
   Reduction for actual return on plan
    assets                                  (708)         (956)        (59)
   Effect of reorganization costs, net         -             -       2,945
   Net amortization and deferral             922         1,145         784
                                          ______        ______      ______
   Net postretirement benefit costs       $1,997        $1,828      $6,050
                                          ======        ======      ======

     The transition obligation is being amortized over a 20-year period that began in 1993. The assumed health care cost trend rate used to measure the expected cost of benefits was 5.7% for 1996 and is assumed to trend downward slightly each year to 4.3% for 2003 and thereafter. That assumed rate has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1996, by $2.1 million and the aggregate of the service and interest cost components of net postretirement benefit cost for 1996 by $288,000.

     Additional assumptions used in accounting for the postretirement benefit plan as of December 31, 1996, and 1995, were as follows:

                                                         1996         1995
                                                         ____         ____
  Discount rates                                         7.75%        7.25%
  Expected rate of return on assets (net of taxes)       5.7%         6.0%

   Incentive Plans

     TNPE and TNP have several incentive compensation plans. All employees participate in one or more of these plans. Incentive compensation is based on meeting key financial and operational performance goals such as EPS, operations and maintenance costs per KWH, and system reliability measures. Operating expenses for 1996 and 1995 included costs for the various cash and equity plans of $4.8 million and $2.0 million, respectively.

   Other Employee Benefits

     TNP has a 401(k) plan designed to enhance the other retirement plans available to its employees. Employees may invest their contributions in fixed income securities, mutual funds, or TNPE common stock. TNP's contributions are used to purchase TNPE common stock, which employees may later convert into investments in other investment options.

     TNP has employment contracts with certain members of management and other key personnel. The contracts provide for lump sum compensation payments and other rights in the event of termination of employment or other adverse treatment of such persons following a "change in control" of TNPE or TNP. Such event is defined to include, among other things, substantial changes in the corporate structure, ownership, or board of directors of either entity.

     An excess benefit plan has been provided for certain key personnel and retired employees. The payment of benefits under the excess benefit plan is partially provided under an insurance policy arrangement for paying the benefits that generally would have been provided by the pension and thrift plans except for federal limitations.

Note 8.  Income Taxes

     Components of income taxes were as follows:


                                                      TNPE                                     TNP
                                     ____________________________________     _____________________________________
                                        1996          1995         1994            1996        1995        1994
                                        ____          ____         ____            ____        ____        ____
                                                                     (In thousands)
Taxes on net operating income:
    Federal - current                $  8,596     $    3,108    $    (253)    $   8,596    $    3,108    $    (253)
    State - current                        86            507           55            86           507           55
    Federal - deferred                  1,381          6,700          (13)        1,381         6,700          (13)
    ITC adjustments                       270          2,002       (1,027)          270         2,002       (1,027)
                                     _________    ___________   __________    __________   ___________   __________
                                       10,333         12,317       (1,238)       10,333        12,317       (1,238)
                                     _________    ___________   __________    __________   ___________   __________
Taxes on other income (loss):
    Federal - current                    (114)         7,170        1,006          (100)        7,203          560
    Federal - deferred                 (1,574)        (1,444)     (10,902)         (241)       (1,568)     (10,907)
    ITC adjustments                      (650)          (323)        (409)         (381)         (311)        (347)
                                     _________    ___________   __________    __________   ___________   __________
                                       (2,338)         5,403      (10,305)         (722)        5,324      (10,694)
                                     _________    ___________   __________    __________   ___________   __________
Taxes on cumulative effect
 of change in accounting,
 federal-deferred (Note 3)                  -          4,548             -            -         4,548            -
                                     _________    ___________   __________    __________   ___________   __________

    Total income taxes               $  7,995     $   22,268   $  (11,543)    $   9,611    $   22,189    $ (11,932)
                                     ========     ==========   ===========    ==========   ===========   ==========

    The amounts for total income taxes differ from the amounts computed by applying the appropriate federal income tax rate to earnings (loss) before income taxes for the following reasons:

                                                      TNPE                                     TNP
                                      ___________________________________       ___________________________________
                                         1996        1995        1994              1996        1995       1994
                                         ____        ____        ____              ____        ____       ____
                                                                     (In thousands)
Tax at statutory tax rate              $ 10,850   $  17,595   $  (9,873)        $ 12,735    $  17,674   $ (9,731)
    Amortization of
      accumulated deferred ITC           (1,323)     (1,079)     (1,055)          (1,323)      (1,079)    (1,055)
    Amortization of
      excess deferred taxes                (143)       (160)       (183)            (143)        (318)      (183)
    State income taxes                       86         507          55               86          507         55
    ITC related to disallowances           (191)       (312)       (347)            (191)        (312)      (347)
    ITC adjustment                         (760)          -           -                -            -          -
    Taxes on cumulative effect
      of change in accounting,
      federal- deferred (Note 3)              -       4,548           -                -        4,548           -
    Other, net                             (524)      1,169        (140)          (1,553)       1,169        (671)
                                       _________  _________   __________        _________   _________    _________
        Actual income taxes            $  7,995   $  22,268   $ (11,543)        $  9,611    $  22,189    $(11,932)
                                       =========  =========   ==========        =========   =========    =========


     The tax effects of temporary differences that gave rise to significant portions of net current and net noncurrent deferred income taxes as of December 31, 1996, and 1995, are presented below.

                                                                      TNPE                            TNP
                                                          __________________________    __________________________
                                                              1996            1995           1996          1995
                                                              ____            ____           ____          ____
                                                                                (In thousands)
     Current deferred income taxes:
       Deferred tax assets:
         Unbilled revenues                                $     2,470    $     2,413    $     2,470    $     2,413
         Other                                                    663            264            663            264
                                                          ____________   ____________   ____________   ____________
                                                                3,133          2,677          3,133          2,677
       Deferred tax liability:
         Deferred purchased power and fuel costs               (1,196)        (2,533)        (1,196)        (2,533)
                                                          ____________   ____________   ____________   ____________
           Current deferred income taxes, net             $     1,937    $       144    $     1,937    $       144
                                                          ============   ============   ============   ============

     Noncurrent deferred income taxes:
       Deferred tax assets:
         Minimum tax credit carryforwards                 $    27,445    $    22,365    $    34,703    $    27,317
         Federal regular tax net operating
           loss carryforwards                                    -             4,240          1,724          9,604
         ITC carryforwards                                     11,255         14,399         11,823         15,591
         Regulatory related items                              16,844         17,921         16,844         17,921
         Accrued employee benefit costs                         3,486          3,323          3,486          3,323
         Other                                                  1,263          1,900            696            707
                                                          ____________   ____________    ___________   ____________
                                                               60,293         64,148         69,276         74,463
                                                          ____________   ____________    ___________   ____________
       Deferred tax liabilities:
         Utility plant, principally due to
           depreciation and basis differences                (115,823)      (114,446)      (115,823)      (114,446)
         Deferred charges and other                            (5,565)        (4,743)        (5,565)        (4,743)
         Regulatory related items                             (13,749)        (2,340)       (13,748)        (2,340)
                                                          ____________   ____________   ____________   ____________
                                                             (135,137)      (121,529)      (135,136)      (121,529)
                                                          ____________   ____________   ____________   ____________
             Noncurrent deferred income taxes, net        $   (74,844)   $   (57,381)   $   (65,860)   $   (47,066)
                                                          ============   ============   ============   ============

 Federal tax carryforwards as of December 31, 1996, were as follows:

                                                  TNPE              TNP
                                                      (In thousands)
     Net operating loss
       Amount                                 $      -          $   4,926
       Expiration period                             -               2009
     Minimum tax credits
       Amount                                 $ 27,445          $  34,703
       Expiration period                          None               None
     Investment tax credit
       Amount                                 $ 11,255          $  11,823
       Expiration period                          2005               2005

     In March 1995, an Internal Revenue Service revenue agent involved in auditing TNPE's 1990-1994 consolidated federal income tax returns recommended that a private letter ruling concerning eligibility of the TNP One generating plant for ITC be revoked retroactively. Management believes that TNP's claim for ITC is valid and is contesting the agent's recommendation. Of the $22.5 million of ITC at issue, TNPE and its subsidiaries have utilized $8.2 million of ITC in the consolidated tax returns through 1995 and expect to utilize $1.6 million in the 1996 consolidated tax returns. TNP's portion is $7.0 million and $1.8 million, respectively. However, since 1990 TNPE and TNP have only recognized $2.2 million of the ITC in results of operations.

Note 9.  Long-Term Debt

   First Mortgage Bonds

     FMBs issued under the Bond Indenture are secured by substantially all utility plant owned directly by TNP. The Bond Indenture restricts cash dividend payments on TNP common stock as discussed in Note 11.

     TNP has the ability to issue additional FMBs based on certain financial tests, or based on previously retired FMBs. As of December 31, 1996, TNP could not issue any additional FMBs based on the required financial tests. However, TNP also has the ability to issue additional FMBs against previously retired FMBs, as limited by an earnings test. As of December 31, 1996, TNP could issue up to $91 million of FMBs at an assumed interest rate of 9% based on previously retired FMBs.

   Secured Debentures

     TNP's Series A, 10.75% secured debentures and 12.5% secured debentures are secured with a first lien on a portion of Unit 1. The 12.5% secured debentures are also secured by a first lien on a portion of Unit 2. TNP's secured debenture holders are also secured by second liens on substantially all utility plant in Texas owned directly by TNP. The secured debentures also contain restrictions on dividends and asset dispositions.

   Revolving Credit Facilities

     In September 1996, TNP entered into a new credit facility ("1996 Facility"). The 1996 Facility provides for a total commitment of $100 million and supplements the existing credit facility ("1995 Facility"). The 1995 Facility provides for a total commitment of $150 million. The 1996 Facility commitment expires September 2001, while the 1995 Facility commitment will reduce to $125 million on November 3, 1998, and to $100 million on November 3, 1999, and will expire on November 3, 2000. The collateral securing the 1996 Facility is $100 million of non-interest bearing (except upon default) FMBs. Collateral securing the 1995 Facility is generally a first lien on a portion of TNP One, a second lien on TNP's first mortgage bond trust estate located in Texas, and $30 million of noninterest bearing FMBs. This collateral secures borrowings up to $100 million. Before increasing borrowings above $100 million, TNP must pledge additional noninterest bearing FMBs in an amount equal to the borrowings over $100 million.

     In addition to the 1996 Facility, TNP purchased a $50 million interest rate collar to mitigate exposure to variable interest rates. The collar sets floor and ceiling rates on the 90-day LIBOR rate at 5.25% and 7.50%, respectively. The term of the interest rate collar is September 1997 through September 2000.

     TNP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under its two revolving credit facilities should be sufficient to meet working capital requirements and planned capital expenditures at least through 1998.

     At December 31, 1996, interest rates on borrowings under the 1996 Facility were 7.06% and would have been 7.12% on the 1995 Facility. The composite average borrowing rates under TNP's credit facilities were 7.32% and 8.92% for 1996 and 1995, respectively. The interest rate margins on both facilities will decrease as the ratings on TNP's FMBs improve.

     Under specified conditions, TNP's credit facilities restrict the payment of cash dividends on TNP common stock. The credit facilities also prohibit the sale, lease, transfer, or other disposition of assets other than in the ordinary course of business.

   Maturities

     As of December 31, 1996, FMB and secured debenture maturities and sinking fund requirements for the five years following 1996 are as follows:


                                             Secured          Total FMBs and
            Year             FMBs           Debentures       Secured Debentures
            ____             ____           __________       __________________
                                          (In thousands)
            1997         $      100         $        -           $     100
            1998                100                  -                 100
            1999                100            130,000             130,100
            2000            100,100                  -             100,100
            2001                100                  -                 100

     At the end of 1996, $55 million was outstanding under the 1996 Facility, which matures in 2001. In January 1997 TNP borrowed from its credit facilities in order to retire the $100.8 million of 11.25% Series T FMBs. Accordingly, at December 31, 1996, the $100.8 million was classified as long-term debt. Following the retirement of the Series T FMBs, TNP had available borrowing capacity of $90.5 million under the credit facilities.

     As of December 31, 1996, Facility Works had $202,000 of debt associated with the purchase of vehicles.


Note 10. Redeemable Cumulative Preferred Stock


     If TNP liquidates voluntarily or involuntarily, holders of preferred stock have preferences equal to amounts payable on redemption or par, respectively, plus accrued dividends. TNP's charter provides that additional shares of preferred stock may not be issued unless certain tests are met. As of December 31, 1996, $25 million additional preferred stock could be issued.

Note 11. Capital Stock and  Dividends

    TNPE

     In October 1996, TNPE issued 2 million shares of common stock in a public offering, with net proceeds of approximately $47,170,000. The net proceeds were transferred to TNP as an equity contribution.

     In September 1996, TNPE increased its quarterly dividend from $0.22 to $0.245 per share. TNPE had reduced the quarterly dividend by 51% from $0.41 to $0.20 per share beginning with the third quarter of 1994 due to TNP's restriction (discussed below) and other factors such as the relatively low common equity component of TNPE's capital structure and industry considerations.

   TNP

     The Bond Indenture prohibits TNP from paying cash dividends on its common stock to TNPE unless unrestricted retained earnings are available. The restriction became operative during 1994 due to the recognition of $35.0 million of regulatory disallowances as discussed in Note 2 and temporarily precluded TNP from paying cash dividends until March 1995.

     As of December 31, 1996, $46.6 million of unrestricted retained earnings were available for dividends.


Note 12. Commitments and Contingencies

   Fuel Supply Agreement

     TNP successfully negotiated a 20% reduction in the cost of lignite provided by Walnut Creek Mining Company effective January 1, 1995, for the life of TNP One. Walnut Creek Mining Company is jointly owned by Phillips Coal Company and Peter Kiewit Sons', Inc.

   Wholesale Purchased Power Agreements

     TNP purchases a significant portion of its electric requirements from various wholesale suppliers. These contracts are scheduled to expire in various years through 2010.

     TNP has notified TU of its intent to cease purchasing full requirements power and energy effective January 1, 1999. In addition, in July 1995 TNP filed proceedings with the PUCT and in a Texas state district court to declare TNP's wholesale purchased power agreement with TU null and void. On August 29, 1996, The PUCT entered an order declaring two of the terms of the TU Agreement void, but upheld the validity of the remainder of the contract. In November 1996, TNP filed an a appeal of the PUCT's ruling with a state district court.

     In 1996, TU supplied approximately 43% of TNP's Texas capacity and 24% of its Texas energy requirements. Management expects, as a result of the developing competition within the wholesale power market, to enter into new arrangements for such capacity and energy on terms that are more favorable for its customers. TNP has requested proposals for purchased power resources to replace power currently purchased from TU.

     At December 31, 1996, TNP had various outstanding commitments for take or pay agreements, including the fuel supply agreement discussed above. Detailed below are the fixed and determinable portion of the obligations (amounts in millions):

                                                              1997       1998       1999      2000        2001
                                                            _______   ________    ________  _______    _______
     Purchased power agreements                             $  67.4   $   52.0    $   17.1  $  16.7    $  16.4
     Fuel supply agreements                                    30.2       30.2        30.2     30.2       30.2
                                                            _______   ________    ________  _______    _______
       Total                                                $  97.6   $   82.2    $   47.3  $  46.9    $  46.6
                                                            =======   ========    ========  =======    =======

   Significant Customer

     TNP is actively negotiating with a significant major industrial customer in Texas that provided GWH sales of 628 and annual revenues of $27.8 million in 1996 ($9.9 million in base revenues). This customer is constructing a 300-MW cogeneration plant, the first phase of which is expected to commence operations in 1998. TNP is negotiating with the customer to continue providing transmission, distribution and other services. Even if TNP is successful in these negotiations, base revenues from this customer are expected to be significantly less.

   Legal Actions

     TNP is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on TNP's and TNPE's consolidated financial position or results of operations.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 Selected Quarterly Consolidated Financial Data

     The following selected quarterly consolidated financial data for TNPE is unaudited, and, in the opinion of the TNPE's management, is a fair summary of the results of operations for such periods:

                                                            March 31      June 30     Sept. 30       Dec. 31
                                                           __________   __________   __________   __________
                                                                (In thousands except per share amounts)
 1996
____

Operating revenues........................................ $   99,827   $  122,020   $  157,453   $  123,437
Net operating income......................................     17,786       25,327       31,237       19,527
Net income................................................        562        7,831       14,292          368
Income applicable to common stock.........................        520        7,789       14,250          327
Earnings per share of common stock........................       0.05         0.71         1.29         0.03
Dividends per share of common stock....................... $     0.22   $     0.22   $    0.245   $    0.245

Weighted average common shares outstanding................     10,986       11,028       11,080       13,032

1995
____

Operating revenues........................................ $  105,647   $  121,237   $  151,586   $  107,353
Net operating income......................................     17,044       25,100       35,147       19,304
Net income ...............................................      6,124        6,131       26,728        2,522
Income applicable to common stock.........................      5,936        5,951       26,576        2,387
Earnings per share of common stock........................       0.55         0.54         2.44         0.22
Dividends per share of common stock....................... $     0.20   $     0.20   $     0.20   $     0.22

Weighted average common shares outstanding................     10,877       10,901       10,909       10,915


     Generally,   the   variations   between   quarters   reflect  the  seasonal
fluctuations of TNP's business. In addition, the results above are impacted by one-time items. These items, net of taxes, are as follows:

- reserve for tentative settlement of Series T litigation $1.3 million in fourth quarter of 1996 (Note 4)

- change in accounting for unbilled revenues of $8.4 million in first quarter of 1995 (Note 3)

- gain on sale of Texas Panhandle properties of $9.5 million in third quarter of 1995 (Note 4)

- recognition of previously deferred revenues of $3.0 million during the third quarter of 1995 (Note 5)




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     See Form 8-K filed on February 25, 1997.

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The information required by this item is incorporated by reference to "Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" in the proxy statement relating to the 1997 Annual Meeting of Holders of TNPE Common Stock.

Executive Officers

     The information set forth under "Employees and Executives" in Part I is incorporated here by reference.

Item 11.     EXECUTIVE COMPENSATION.*

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.*

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*

* The information required by Items 11, 12, and 13 is incorporated by reference to "Compensation of Directors and Executive Officers" and "Security Ownership of Management and Certain Beneficial Owners" in the proxy statement relating to the 1997 Annual Meeting of Holders of TNPE Common Stock.


                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    The following financial statements are filed as part of this report:

                                                                                                                Page
       Independent Auditors' Reports......................................................................       17

       TNPE
       Consolidated Statements of Income (Loss), Three Years Ended December 31, 1996......................       19
       Consolidated Statements of Cash Flows, Three Years Ended December 31, 1996.........................       20
       Consolidated Balance Sheets, December 31, 1996, and 1995...........................................       21
       Consolidated Statements of Capitalization, December 31, 1996, and 1995.............................       22
       Consolidated Statements of Common Shareholders' Equity,
         Three Years Ended December 31, 1996..............................................................       23

       TNP
       Consolidated Statements of Income (Loss), Three Years Ended December 31, 1996......................       24
       Consolidated Statements of Cash Flows, Three Years Ended December 31, 1996.........................       25
       Consolidated Balance Sheets, December 31, 1996, and 1995...........................................       26
       Consolidated Statements of Capitalization, December 31, 1996, and 1995.............................       27
       Consolidated Statements of Common Shareholders' Equity,
         Three Years Ended December 31, 1996..............................................................       28
       Notes to Consolidated Financial Statements.........................................................       29
       Selected Quarterly Consolidated Financial Data - TNPE..............................................       40


(b)    Report on  Form 8-K

     TNPE and TNP filed a report on Form 8-K dated February 25, 1997, reporting information under Item 4 - regarding a change in Independent Accountants and the satisfactory resolution of a disagreement on accounting.

(c)  The Exhibit Index on pages 43-48 is incorporated here by reference.

(d) All financial statement schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related Notes.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                       TNP ENTERPRISES, INC.


Date:  March 7, 1997                   By:  \s\ M. S. Cheema
                                       Manjit S. Cheema, Vice President &
                                       Chief Financial Officer


                                       TEXAS-NEW MEXICO POWER COMPANY


Date:  March 7, 1997                   By:  \s\ M. S. Cheema
                                       Manjit S. Cheema, Senior Vice President &
                                       Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

                                             Title                    Date


By  \s\ Kevern R. Joyce               Chairman, President,           3/7/97
    Kevern R. Joyce                   & Chief Executive Officer


By  \s\ M. S. Cheema                  Senior Vice President          3/7/97
    Manjit S. Cheema                  & Chief Financial Officer
                                      of TNP and Vice President
                                      & Chief Financial
                                      Officer of TNPE

By  \s\ Scott Forbes                  Controller of TNP &            3/7/97
    Scott Forbes                      Chief Accounting
                                      Officer of TNPE


By  \s\ R. Denny Alexander            Director                       3/7/97
    R. Denny Alexander


By  \s\ John A. Fanning               Director                       3/7/97
    John A. Fanning


By  \s\ Sidney M. Gutierrez           Director                       3/7/97
    Sidney M. Gutierrez


By  \s\ James R. Holland, Jr.         Director                       3/7/97
    James R. Holland, Jr.


By  \s\ Harris L. Kempner, Jr.        Director                       3/7/97
    Harris L. Kempner, Jr.


By  \s\ Dwight R. Spurlock            Director                       3/7/97
    Dwight R. Spurlock


By  \s\ Dr. Carol D. Smith Surles     Director                       3/7/97
    Dr. Carol D. Smith Surles


By  \s\ Dennis H. Withers             Director                       3/7/97
    Dennis H. Withers

                                   EXHIBIT INDEX


Exhibits filed with this report are denoted by "*."

  Exhibit
    No.                                            Description


TNPE incorporates the following exhibits by reference to the exhibits and filings noted in parenthesis.

   3(a)   -  Articles of  Incorporation  and Amendments  through March 6, 1984
             (Exhibit 3(a) to TNPE 1984 Form S-14, File No. 2-89800).

   3(b)   -  Amendment to Articles of  Incorporation  filed September 25, 1984
             (Exhibit 3(b) to TNPE 1984 Form 10-K, File No.
             1-8847).

   3(c)   -  Amendment to Articles of  Incorporation  filed August 29, 1985
             (Exhibit  3(a) to TNPE 1985 Form 10-K,  File No.1-8847).

   3(d)   -  Amendment  to  Articles  of  Incorporation  filed June 2, 1986
             (Exhibit  3(a) to TNPE 1986 Form 10-K,  File No.1-8847).

   3(e)   -  Amendment  to  Articles  of  Incorporation  filed May 10, 1988
             (Exhibit  3(e) to TNPE 1988 Form 10-K,  File No.1-8847).

   3(f)   -  Amendment  to  Articles  of  Incorporation  filed May 10, 1988
             (Exhibit  3(f) to TNPE 1988 Form 10-K,  File No.1-8847).

   3(g)   -  Amendment to Articles of  Incorporation  filed December 27, 1988
             (Exhibit 3(g) to TNPE 1988 Form 10-K,  File No.1-8847).

   3(h)   -  Bylaws, as amended (Exhibit 3(h) to joint 1994 Form 10-K, File
             Nos. 1-8847 and 2-97230).

   4(u)   -  Rights Agreement and Form of Right  Certificate,  as amended, effective  November 13, 1990 (Exhibit 2.1 to TNPE Form 8-A, File
             No. 1-8847).

 *23      -  Independent Auditors' Consent - KPMG Peat Marwick LLP.

 *27      -  Financial Data Schedule for TNPE.

TNP incorporates the following exhibits by reference to the exhibits and filings noted in parenthesis.

   3(i)   -  Restated Articles of Incorporation. (Exhibit 3(i) to TNP 1996 10-K,
             File No. 2-97230)

   3(ii)  -  Bylaws, as amended November 15, 1994 (Exhibit 3(hh) to TNP 1994
             Form 10-K, File No. 2-97230).

 *27      -  Financial Data Schedule for TNP.

TNPE and TNP incorporate the following exhibits by reference to the exhibits and filings noted in parenthesis.

   4(a)   -  Indenture of Mortgage and Deed of Trust dated as of November 1,
             1944 (Exhibit 2(d) to Community  Public  Service Co. ("CPS") 1978
             Form S-7, File No. 2-61323).

   4(b)   -  Seventh Supplemental Indenture dated as of May 1, 1963 (Exhibit
             2(k) to CPS Form S-7, File No. 2-61323).

   4(c)   -  Eighth Supplemental Indenture dated as of July 1, 1963 (Exhibit
             2(1), to CPS Form S-7, File No. 2-61323).

   4(d)   -  Ninth Supplemental Indenture dated as of August 1, 1965 (Exhibit
             2(m), to CPS Form S-7, File No. 2-61323).

   4(e)   -  Tenth Supplemental Indenture dated as of May 1, 1966 (Exhibit 2(n), to CPS Form S-7, File No. 2-61323).

   4(f)   -  Eleventh Supplemental Indenture dated as of October 1, 1969
             (Exhibit 2(o), to CPS Form S-7, File No. 2-61323).

   4(g)   -  Twelfth Supplemental Indenture dated as of May 1, 1971 (Exhibit
             2(p), to CPS Form S-7, File No. 2-61323).

   4(h)   -  Thirteenth Supplemental Indenture dated as of July 1, 1974 (Exhibit
             2(q), to CPS Form S-7, File No. 2-61323).

   4(i)   -  Fourteenth Supplemental Indenture dated as of March 1, 1975
             (Exhibit 2(r), to CPS Form S-7, File No. 2-61323).

   4(j)   -  Fifteenth Supplemental Indenture dated as of September 1, 1976
             (Exhibit 2(e), File No. 2-57034).

   4(k)   -  Sixteenth Supplemental Indenture dated as of November 1, 1981
             (Exhibit 4(x), File No. 2-74332).

   4(l)   -  Seventeenth Supplemental Indenture dated as of December 1, 1982
             (Exhibit 4(cc), File No. 2-80407).

   4(m)   -  Eighteenth  Supplemental  Indenture  dated as of  September  1,
             1983  (Exhibit  (a) to Form 10-Q of TNP for the quarter ended
             September 30, 1983, File No. 1-4756).

   4(n)   -  Nineteenth Supplemental Indenture dated as of May 1, 1985
             (Exhibit 4(v), File No. 2-97230).

   4(o)   -  Twentieth  Supplemental  Indenture dated as of July 1, 1987
             (Exhibit 4(o) to Form 10-K of TNP for the year ended December 31,
             1987, File No. 2-97230).

   4(p)   -  Twenty-First  Supplemental  Indenture dated as of July 1, 1989
             (Exhibit 4(p) to Form 10-Q of TNP for the quarter ended June 30,
             1989, File No. 2-97230).

   4(q)   -  Twenty-Second  Supplemental  Indenture  dated as of January 15,
             1992  (Exhibit  4(q) to Form 10-K of TNP for the year ended
             December 31, 1991, File No. 2-97230).

   4(r)   -  Twenty-Third  Supplemental  Indenture  dated as of September  15,
             1993 (Exhibit 4(r) to Form 10-K of TNP for the year ended December
             31, 1993, File No. 2-97230).

   4(s)   -  Twenty-Fourth  Supplemental  Indenture  dated as of November 3,
             1995  (Exhibit  4(s) to Form 10-K of TNP for the year ended
             December 31, 1993, File No. 2-97230).

   4(t)   -  Twenty-Fifth  Supplemental  Indenture  dated as of September  10,
             1996 (Exhibit 4(t) to Form 10-Q of TNP for the quarter ended
             September 30, 1996, File No. 2-97230).

   4(u)   -  Indenture and Security  Agreement for 12 1/2% Secured  Debentures
             dated as of January 15,  1992 (Exhibit 4(r) to TNP 1991 Form 10-K,
             File No. 2-97230).

   4(v)   -  Indenture and Security  Agreement for 10 3/4% Secured Debentures
             dated as of September 15, 1993 (Exhibit 4(t) to TNP 1993 Form 10-K,
             File No. 2-97230).

                          Contracts Relating to TNP One

  10(a)   -  Fuel Supply  Agreement,  dated  November 18, 1987,  between
             Phillips Coal Company and TNP (Exhibit 10(j) to TNP 1987 Form 10-K,
             File No. 2-97230).

  10(a)1  -  Amendment  No.  1,  dated as of April 1,  1988,  to Fuel  Supply
             Agreement dated November 18, 1987, between Phillips Coal Company and TNP (Exhibit 10(a)1 to Joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

  10(a)2 - Amendment No. 2, dated as of November 29, 1994, between Walnut Creek Mining Company and TNP, to Fuel Supply Agreement dated November 18, 1987, between Phillips Coal Company and TNP, (Exhibit 10(a)2 to joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

  10(b)   -  Unit 1 First Amended and Restated  Project Loan and Credit
             Agreement,  dated as of January 8, 1992 (the "Unit 1 Credit
             Agreement"), among TNP, TGC, certain banks (the "Unit 1 Banks") and Chase Manhattan Bank (National Association), as Agent for the Unit 1 Banks (the "Unit 1 Agent"), (Exhibit 10(c) to TNP 1991
             Form 10-K , File No. 2-97230).

  10(b)1  -  Participation Agreement,  dated as of January 8, 1992, among certain banks, Participants, and the Unit 1 Agent (Exhibit 10(c)1 to TNP 1991 Form 10-K, File No. 2-97230).

  10(b)2  -  Amendment  No. 1, dated as of September  21, 1993, to the Unit 1
             Credit Agreement (Exhibit 10(b)2 to TNP 1993 Form 10-K , File No. 2-97230).

  10(c)   -  Assignment and Security  Agreement,  dated as of January 8, 1992, among TGC and the Unit 1 Agent (Exhibit 10(d) to TNP 1991 Form
             10-K , File No. 2-97230).

  10(d)   -  Amended and Restated Subordination Agreement, dated as of October
             1, 1988, among TNP,  Continental  Illinois  National Bank and Trust
             Company of Chicago and the Unit 1 Agent(Exhibit  10(uu) to TNP 1988
             Form 10-K, File No.
             2-97230).

  10(e)   -  Unit 1 Mortgage and Deed of Trust,  dated as of December 1, 1987,
             (Exhibit  10(ee) to TNP 1987 Form 10-K , File No. 2-97230).

  10(e)1  -  Supplemental  Unit 1 Mortgage and Deed of Trust executed on January
             27, 1992, (Exhibit  10(g)4 to TNP 1991 Form
             10-K , File No. 2-97230).

  10(e)2  -  First TGC Modification and Extension  Agreement,  dated as of
             January 24, 1992, among the Unit 1 Banks, the Unit 1 Agent, TNP, and TGC (Exhibit 10(g)1 to TNP 1991 Form 10-K, File No. 2-97230).

  10(e)3  -  Second TGC Modification and Extension Agreement,  dated as of
             January 27, 1992, among the Unit 1 Banks, the Unit 1 Agent, TNP, and TGC (Exhibit 10(g)2 to TNP 1991 Form 10-K, File No. 2-97230).

  10(e)4  -  Third TGC Modification and Extension  Agreement,  dated as of
             January 27, 1992, among the Unit 1 Banks, the Unit 1 Agent, TNP, and TGC (Exhibit 10(g)3 to TNP 1991 Form 10-K, File No. 2-97230).

  10(e)5  -  Fourth TGC  Modification  and Extension  Agreement,  dated as of
             September 29, 1993, among the Unit 1 Banks, the Unit 1 Agent, TNP, and TGC (Exhibit 10(f)5 to TNP 1993 Form 10-K, File No. 2-97230).

  10(e)6  -  Fifth  TGC  Modification  and  Extension  Agreement,  dated as of
             September 29, 1993, among the Unit 1 Banks, the Unit 1 Agent, TNP, and TGC (Exhibit 10(f)6 to TNP 1993 Form 10-K, File No. 2-97230).

  10(f)   -  Indemnity Agreement, dated December 1, 1987, by Westinghouse,  CE and Zachry,  (Exhibit 10(ff) to TNP 1987 Form 10-K, File
             No. 2-97230).

  10(g)   -  Unit 1 Second Lien  Mortgage  and Deed of Trust dated as of
             December 1, 1987,  (Exhibit  10(jj) to TNP 1987 Form 10-K, File No.
             2-97230).

  10(g)1  -  Correction  Second Lien Mortgage and Deed of Trust,  dated as of
             December 1, 1987, (Exhibit 10(vv) to TNP 1988 Form 10-K, File No. 2-97230).

  10(g)2  -  Second Lien  Mortgage and Deed of Trust  Modification,  Extension
             and Amendment Agreement, dated as of January 8, 1992 (Exhibit 10(i)2 to TNP 1991 Form 10-K, File No. 2-97230).

  10(g)3  -  TNP Second Lien Mortgage  Modification  No. 2, dated as of
             September 21, 1993 (Exhibit 10(h)3 to TNP 1993 Form 10-K, File No. 2-97230).

  10(h)   -  Agreement  for  Conveyance  and Partial  Release of Liens,  dated as of December 1, 1987,  by PFC and the Unit 1 Agent (Exhibit
             10(kk) to TNP 1987 Form 10-K, File No. 2-97230).

  10(i)   -  Inducement and Consent  Agreement,  dated as of June 15, 1988, among Phillips Coal Company,  Kiewit Texas Mining Company, TNP,
             Phillips Petroleum  Company,  and Peter Kiewit Son's, Inc. (Exhibit
             10(nn) to TNP 1988 Form 10-K, File No. 2-97230).

  10(j)   -  Assumption Agreement,  dated as of October 1, 1988, by TGC, in favor of certain banks, the Unit 1 Agent, and the Depositary, as defined therein (Exhibit 10(ww) to TNP 1988 Form 10-K, File No.
             2-97230).

  10(k)   -  Guaranty,  dated as of October 1, 1988, by TNP of TGC obligations under Unit 1 Credit Agreement (Exhibit 10(xx)to TNP 1988 Form 10-K of TNP, File No. 2-97230).

  10(l)   -  First  Amended  and  Restated  Facility  Purchase  Agreement,
             dated as of January 8, 1992,  between TNP and TGC (Exhibit 10(n) to
             TNP 1991 Form 10-K, 1991, File No. 2-97230).

  10(m)   -  Operating  Agreement,  dated as of October 1, 1988,  between TNP and TGC (Exhibit  10(zz) to TNP 1988 Form 10-K, File No. 2-97230).

  10(n)   -  Unit 2 First Amended and Restated  Project Loan and Credit
             Agreement,  dated as of January 8, 1992 (the "Unit 2 Credit
             Agreement"),  among TNP,  TGC II,  certain  banks (the  "Unit 2
             Banks") and The Chase Manhattan Bank (National Association), as Agent for the Unit 2 Banks (the "Unit 2 Agent") (Exhibit
             10(q) to TNP 1991 Form 10-K, File No. 2-97230).

  10(n)1  -  Amendment  No. 1, dated as of September  21, 1993, to the Unit 2
             Credit Agreement (Exhibit 10(o)1 to TNP 1993 Form 10-K, File No. 2-97230).

  10(o)   -  Assignment  and  Security  Agreement,  dated as of January 8, 1992, among TGC II and the Unit 2 Agent  (Exhibit 10(r) to TNP 1991 Form
             10-K, File No. 2-97230).

  10(p)   -  Assignment and Security  Agreement,  dated as of October 1, 1988, by TNP to the Unit 2 Agent (Exhibit 10(jjj) to TNP 1988 Form 10-K,
             File No. 2-97230).

  10(q)   -  Subordination Agreement,  dated as of October 1, 1988, among TNP,
             Continental Illinois National Bank and Trust Company of Chicago, and the Unit 2 Agent (Exhibit 10(mmm) to TNP 1988 Form 10-K, File
             No. 2-97230).

  10(r)   -  Unit 2 Mortgage and Deed of Trust dated as of October 1, 1988
             (Exhibit  10(uuu) to TNP 1988 Form 10-K,  File No.2-97230).

  10(r)1  -  First TGC II Modification  and Extension  Agreement,  dated as of
             January 24, 1992, among the Unit 2 Banks, the Unit 2 Agent, TNP, and TGC II (Exhibit 10(u)1 to TNP 1991 Form 10-K, File No.2-97230).

  10(r)2  -  Second TGC II Modification  and Extension  Agreement,  dated as of
             January 27, 1992, among the Unit 2 Banks, the Unit 2 Agent, TNP and TGC II (Exhibit 10(u)2 to TNP 1991 Form 10-K, File No. 2-97230).

  10(r)3  -  Third TGC II Modification  and Extension  Agreement,  dated as of
             January 27, 1992, among the Unit 2 Banks, the Unit 2 Agent, TNP, and TGC II (Exhibit 10(u)3 to TNP 1991 Form 10-K, File No.2-97230).

  10(r)4  -  Fourth TGC II Modification and Extension Agreement,  dated as of
             September 29, 1993, among the Unit 2 Banks, the Unit 2 Agent, TNP, and TGC II (Exhibit 10(s)4 to TNP 1993 Form 10-K, File No.2-97230).

  10(r)5  -  Fifth TGC II Modification  and Extension  Agreement,  dated as of
             June 15, 1994, among the Unit 2 Banks, the Unit 2 Agent, TNP, and TGC II (Exhibit 10(s)5 to TNP Form 10-Q for quarter ended June 30, 1994, File No. 2-97230).

  10(s)   -  Release and Waiver of Liens and Indemnity  Agreement,  dated
             October 1, 1988,  by  Westinghouse,  CE, and Zachry (Exhibit
             10(vvv) to TNP 1988 Form 10-K, File No. 2-97230).

  10(t)   -  Second Lien  Mortgage and Deed of Trust,  dated as of October 1,
             1988,  (Exhibit  10(www) to TNP 1988 Form 10-K, File No. 2-97230).

  10(t)1  -  Second Lien  Mortgage and Deed of Trust  Modification,  Extension
             and Amendment Agreement, dated as of January 8, 1992, (Exhibit 10(w)1 to TNP 1991 Form 10-K, File No. 2-97230).

  10(t)2  -  TNP Second Lien Mortgage  Modification  No. 2, dated as of
             September 21, 1993, (Exhibit 10(u)2 to TNP 1993 Form 10-K, File No. 2-97230).

  10(u)   -  Intercreditor  and  Nondisturbance  Agreement,  dated as of October
             1, 1988, among PFC, Texas PFC, Inc., TNP, certain creditors, as defined therein, and the Collateral Agent, as defined therein
             (Exhibit 10(xxx) to TNP 1988 Form 10-K, File No. 2-97230).

  10(u)1  -  Amendment No. 1, dated as of January 8, 1992, to Intercreditor and
             Nondisturbance Agreement, (Exhibit 10(x)1 to TNP 1991 Form 10-K, File No. 2-97230).

  10(u)2  -  Amendment No. 2, dated as of September 21, 1993, to Intercreditor and Nondisturbance Agreement, (Exhibit 10(v)2 to TNP 1993 Form 10-K of TNP, File No. 2-97230).

  10(v)   -  Grant  of  Reciprocal  Easements  and  Declaration  of  Covenants
             Running with the Land, dated October 1, 1988, between PFC and Texas
             PFC,  Inc.  (Exhibit  10(yyy)  to TNP  1988  Form  10-K,  File  No.
             2-97230).

  10(w)   -  Non-Partition  Agreement,  dated as of May 30, 1990, among TNP,
             TGC, and the Unit 1 Agent (Exhibit 10(ss) to TNP 1990 Form 10-K of
             TNP, File No. 2-97230).

  10(x)   -  Assumption  Agreement,  dated as of May 31, 1991, by TGC II in favor of certain banks, the Unit 2 Agent, and the Depositary, as defined therein (Exhibit 10(kkk) to Amendment No. 1 to File No.
             33-41903).

  10(y)   -  Guaranty,  dated as of May 31, 1991, by TNP, for TGC II obligations under the Unit 2 Credit Agreement  (Exhibit 10(lll) to Amendment
             No. 1 to File No. 33-41903).

  10(z)   -  First Amended and Restated Facility  Purchase  Agreement,  dated as of January 8, 1992,  between TNP, and TGC II (Exhibit 10(dd) to TNP
             1991 Form 10-K, File No. 2-97230).

  10(z)1  -  Amendment No. 1 to the Unit 2 First Amended and Restated Facility
             Purchase Agreement, dated as of September 21, 1993, between TNP and TGC II (Exhibit 10(aa)1 to TNP 1993 Form 10-K, File No. 2-97230).

  10(aa)  -  Operating  Agreement,  dated as of May 31, 1991,  between TNP and
             TGC II (Exhibit  10(nnn) to Amendment No. 1 to File No. 33-41903).

  10(bb)  -  Non-Partition  Agreement,  dated as of May 31, 1991, among TNP, TGC
             II, and the Unit 2 Agent (Exhibit 10(ppp) to Amendment No. 1 to File No. 33-41903).

                          Contracts Relating to TNP One

  10(cc)  -  Revolving Credit Facility  Agreement,  dated as of November 3,
             1995, among TNP, certain lenders, and Chemical Bank, as Administrative Agent and Collateral Agent. (Exhibit 10(cc) to Form 10-K of TNPE and TNP for 1996, File Nos. 1-8847 and 2-9730).

  10(cc)1 -  Form of  Guarantee  and Pledge  Agreement,  dated as of November 3,
             1995, between TGC II, and Chemical Bank, as collateral agent (Exhibit D to Revolving Credit Facility Agreement). (Exhibit 10(cc)1 to Form 10-K of TNPE and TNP for 1996, File Nos. 1-8847 and 2-9730)

  10(cc)2 -  Form of Bond Agreement,  dated as of November 3, 1995,  between TNP and Chemical Bank, as Collateral Agent (Exhibit E to Revolving Credit Facility Agreement). (Exhibit 10(cc)2 to Form 10-K of TNPE and TNP for 1996, File Nos. 1-8847 and 2-9730)

  10(cc)3 -  Form of Note  Pledge  Agreement,  dated  as of  November  3,  1995, between TNP and Chemical Bank, as collateral agent (Exhibit F to Revolving Credit Facility Agreement). (Exhibit 10(cc)3 to Form 10-K of TNPE and TNP for 1996, File Nos. 1-8847 and 2-9730)

  10(cc)4 -  Form of Sixth TGC II Modification and Extension Agreement, dated as of November 3, 1995, among the Unit 2 Banks, The Chase Manhattan Bank, as agent, TNP, and TGC II (Exhibit H to the Revolving Credit Facility Agreement). (Exhibit 10(cc)4 to Form 10-K of TNPE and TNP for 1996, File Nos. 1-8847 and 2-9730)

  10(cc)5 -  Form of Second Lien Mortgage and Deed of Trust  Modification,
             Extension and Amendment Agreement No. 3, dated as of November 3, 1995 (Exhibit I to the Revolving Credit Facility Agreement). (Exhibit 10(cc)5 to Form 10-K of TNPE and TNP for 1996, File Nos. 1-8847 and 2-9730)

  10(cc)6 -  Form of Assignment and Amendment Agreement, dated as of November 3,
             1995, among TNP, TGC II, and Chemical Bank, as administrative agent and collateral agent (Exhibit J to the Revolving Credit Facility Agreement). (Exhibit 10(cc)6 to Form 10-K of TNPE and TNP for 1996, File Nos. 1-8847 and 2-9730)

  10(cc)7 -  Form of Assignment of TGC II Mortgage Lien, dated as of November 3,
             1995, by The Chase Manhattan Bank as agent to Chemical Bank (Exhibit K to the Revolving Credit Facility Agreement). (Exhibit 10(cc)7 to Form 10-K of TNPE and TNP for 1996, File Nos. 1-8847 and 2-9730)

  10(cc)8 -  Form of Collateral Transfer of Notes,  Rights and Interests,  dated as of November 3, 1995, between TNP and Chemical Bank, as Administrative Agent and as Collateral Agent (Exhibit L to the Revolving Credit Facility Agreement). (Exhibit 10(cc)8 to Form 10-K of TNPE and TNP for 1996, File Nos. 1-8847 and 2-9730)

  10(cc)9 -  Form of Assignment of Second Lien Mortgage and Deed of Trust, dated as of November 3, 1995, between the Chase Manhattan Bank, as Agent, and Chemical Bank, as agent (Exhibit M to the Revolving Credit Facility Agreement). (Exhibit 10(cc)9 to Form 10-K of TNPE and TNP for 1996, File Nos. 1-8847 and 2-9730)

  10(cc)10 - Form of Collateral Transfer of Notes,  Rights and Interests,  dated as of November 3, 1995, between TNP and Chemical Bank, as Administrative Agent and as Collateral Agent (Exhibit N to the Revolving Credit Facility Agreement). (Exhibit 10(cc)10 to Form 10-K of TNPE and TNP for 1996, File Nos. 1-8847 and 2-9730)

  10(cc)11 - Form of Amendment No. 1, dated as of November 3, 1995, to the
             Assignment and Security Agreement between TNP, and The Chase Manhattan Bank, as agent (Exhibit O to the Revolving Credit Agreement). (Exhibit 10(cc)11 to Form 10-K of TNPE and TNP for 1996, File Nos. 1-8847 and 2-9730)

                             Power Supply Contracts

  10(dd)  -  Contract dated May 12, 1976, between TNP and Houston Lighting &
             Power Company (Exhibit 5(a), File No. 2-69353).

  10(dd)1 -  Amendment,  dated January 4, 1989, to contract  between TNP and
             Houston Lighting & Power Company (Exhibit 10(cccc) to TNP 1988 Form 10-K).

  10(ee)  -  Amended and Restated Agreement for Electric Service dated May 14,
             1990, between TNP and Texas Utilities Electric Company (Exhibit 10(vv) to TNP 1990 Form 10-K, File No. 2-97230).

  10(ee)1 -  Amendment,  dated April 19, 1993, to Amended and Restated Agreement for Electric Service, between TNP and Texas Utilities Electric Company (Exhibit 10(ii)1 to 1993 Form S-2, Registration Statement, File No. 33-66232).

  10(ff)  -  Contract dated April 27, 1977, between TNP and West Texas Utilities
             Company, as amended (Exhibit 10(e) of Form 8 applicable to TNP 1986 Form 10-K, File No. 2-97230).

  10(gg)  -  Contract dated April 29, 1987,  between TNP and El Paso Electric
             Company (Exhibit 10(f) of Form 8 applicable to TNP 1986 Form 10-K, File No. 2-97230).

  10(hh)  -  Amended and Restated Contract for Electric Service, dated April 29,
             1988, between TNP and Public Service Company of New Mexico
             (Exhibit 10(zz)3 to Amendment No. 1 to File No. 33-41903).

  10(ii)  -  Contract dated December 8, 1981, between TNP and SPS as amended
             (Exhibit 10(h) of Form 8 applicable to TNP 1986 Form 10-K, File No. 2-97230).

  10(ii)1 -  Amendment,  dated  December 12, 1988, to contract  between TNP and
             SPS (Exhibit 10(llll) to TNP 1988 Form 10-K, File No. 2-97230).

  10(ii)2 -  Amendment, dated December 12, 1990, to contract between TNP and SPS
             (Exhibit 19(t) to TNP 1990 Form 10-K, File No. 2-97230).

  10(jj)  -  Contract dated August 31, 1983,  between TNP and Capitol
             Cogeneration Company, Ltd. (Exhibit 10(i) of Form 8 applicable to TNP 1986 Form 10-K, File No. 2-97230).

  10(jj)1 -  Agreement  Substituting a Party,  dated May 3, 1988,  among Capitol
             Cogeneration Company, Ltd., Clear Lake Cogeneration Limited Partnership and TNP (Exhibit 10(nnnn) to TNP 1988 Form 10-K, File No. 2-97230).

  10(jj)2 -  Letter Agreements, dated May 30, 1990, and August 28, 1991, between
             Clear Lake Cogeneration Limited Partnership and TNP (Exhibit 10(oo)2 to TNP 1992 Form 10-K, File No. 2-97230).

  10(jj)3 -  Notice of Extension  Letter,  dated August 31, 1992,  between Clear
             Lake Cogeneration Limited Partnership and TNP (Exhibit 10(oo)3 to TNP 1992 Form 10-K, File No. 2-97230).

  10(jj)4 -  Scheduling Agreement,  dated September 15, 1992, between Clear Lake
             Cogeneration Limited Partnership and TNP (Exhibit 10(oo)4 to TNP 1992 Form 10-K, File No. 2-97230).

  10(kk)  -  Interconnection  Agreement between TNP and Plains Electric
             Generation and Transmission Cooperative, Inc. dated July 19, 1984 (Exhibit 10(j) of Form 8 applicable to TNP 1986 Form 10-K, File No. 2-97230).

  10(ll)  -  Interchange  Agreement  between TNP and El Paso Electric  Company dated April 29, 1987 (Exhibit 10(l) of Form 8 applicable to TNP 1986 Form 10-K, File No. 2-97230).

  10(mm)  -  Amendment No. 1, dated  November 21, 1994, to  Interchange
             Agreement between TNP and El Paso Electric Company (Exhibit 10(nn)1 to joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

  10(nn)  -  DC Terminal  Participation  Agreement between TNP and El Paso
             Electric Company dated December 8, 1981 as amended (Exhibit 10(m) of Form 8 applicable to TNP 1986 Form 10-K, File No. 2-97230).

  10(oo)  -  1996 Firm Capacity & Energy Sale Agreement  between TNP and TEP dated, as of January 1, 1996 (Exhibit 10(pp) to joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

*10(pp)   -  Agreement  for Purchase and Sale of Energy  effective as of May 1,
             1996 among TNP,  Amoco  Chemical  Company and Amoco Oil Company.

*10(qq)   -  Agreement  dated  December 30, 1994 between TNP and Union Carbide
             Corporation  ("UCC") for Purchase of Capacity and Energy from UCC.

                              Management Contracts

10(rr)    -  Form of TNP Executive Agreement for Severance  Compensation Upon
             Change in Control and schedule of substantially identical agreements. (Exhibit 10(qq) to TNP and TNPE Form 10-K for 1996,
             File Nos. 1-8847 and 2-97230)

10(ss)    -  Agreement  between Kevern Joyce and TNPE and TNP,  executed March
             25, 1994 (Exhibit  10(tt) to TNPE and TNP 1994 Form 10-Q, File Nos.
             1-8847 and 2-97230).

*10(tt)   -  Form of TNPE Incentive  Compensation  Award Agreement and schedule of substantially identical agreements.

*21      -  Subsidiaries of the Registrants.