Form 10-Q
period 1997-03-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1997-05-06
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1997
                                         --------------

                                       or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
          For the transition period from to


--------------------------------------------------------------------------------
                         Commission File Number: 1-8847

                              TNP ENTERPRISES, INC.
                              ---------------------
             (Exact name of registrant as specified in its charter)

        Texas                                         75-1907501
------------------------                  --------------------------------------
(State of incorporation)                (I.R.S. employer identification number)

        4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113
              (Address and zip code of principal executive offices)

         Registrant's telephone number, including area code 817-731-0099

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

TNP Enterprises, Inc. had 13,061,689 shares of common stock outstanding as of April 28, 1997.

--------------------------------------------------------------------------------
                         Commission File Number: 2-97230

                         TEXAS-NEW MEXICO POWER COMPANY
             (Exact name of registrant as specified in its charter)

        Texas                                        75-0204070
------------------------                 ---------------------------------------
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

                     TNP Enterprises, Inc. And Subsidiaries
                 Texas New-Mexico Power Company And Subsidiaries
   Combined Quarterly Report on Form 10-Q for the period ended March 31, 1997

         This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
                          -----------------------------
Item 1. Financial Statements.
        (Unaudited for Periods Ended March 31, 1997, and 1996)

        TNP Enterprises, Inc. (TNP) and Subsidiaries:

              Consolidated Statements of Income
              Three Month Periods Ended March 31, 1997, and 1996             3

              Consolidated Statements of Cash Flows
              Three Month Periods Ended March 31, 1997, and 1996             4

              Consolidated Balance Sheets
              March 31, 1997, and December 31, 1996                          5

        Texas-New Mexico Power Company (TNMP) and Subsidiaries:

              Consolidated Statements of Income
              Three Month Periods Ended March 31, 1997, and 1996             6

              Consolidated Statements of Cash Flows
              Three Month Periods Ended March 31, 1997, and 1996             7

              Consolidated Balance Sheets
              March 31, 1997, and December 31, 1996                          8

        Notes to Consolidated Financial Statements                           9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                               10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.                                                 12

Item 5.  Other Information.                                                 13

Item 6.  Exhibits and Reports on Form 8-K.                                  13
           (a)   Exhibit Index                                              13
           (b)   Reports on Form 8-K                                        13
           Signature page                                                   14

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                --------------------------------------------
                                                        1997                   1996
                                                ---------------------   --------------------
                                                   (In thousands except per share amounts)

OPERATING REVENUES                               $           128,397     $           99,827
                                                ---------------------   --------------------

OPERATING EXPENSES:
  Purchased power                                             58,347                 32,635
  Fuel                                                         9,969                 11,055
  Other operating and general expenses                        19,609                 17,950
  Maintenance                                                  3,012                  2,737
  Depreciation                                                 9,665                  9,695
  Taxes other than income taxes                                7,994                  7,351
  Income taxes                                                 1,378                    618
                                                ---------------------   --------------------
       Total operating expenses                              109,974                 82,041
                                                ---------------------   --------------------

NET OPERATING INCOME                                          18,423                 17,786
                                                ---------------------   --------------------

OTHER INCOME:
  Other income and deductions, net                               199                    208
  Income taxes                                                    (1)                   (85)
                                                ---------------------   --------------------
       Other income, net of taxes                                198                    123
                                                ---------------------   --------------------

INCOME BEFORE INTEREST CHARGES                                18,621                 17,909
                                                ---------------------   --------------------
INTEREST CHARGES:
  Interest on long-term debt                                  13,506                 16,569
  Other interest and amortization of
   debt-related costs                                          1,005                    778
                                                ---------------------   --------------------
            Total interest charges                            14,511                 17,347
                                                ---------------------   --------------------

NET INCOME                                                     4,110                    562
Dividends on preferred stock                                      40                     42
                                                ---------------------   --------------------

INCOME APPLICABLE TO COMMON STOCK                $             4,070     $              520
                                                =====================   ====================


EARNINGS PER SHARE OF COMMON STOCK               $              0.31     $             0.05
                                                =====================   ====================

DIVIDENDS PER SHARE OF COMMON STOCK              $             0.245     $             0.22
                                                =====================   ====================

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT  SHARES OUTSTANDING                        13,141                 10,986
                                                =====================   ====================


The accompanying notes are an integral part of these consolidated financial statements.


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                          Three Months Ended
                                                                March 31,
                                                ------------------------------------------
                                                         1997                   1996
                                                ------------------    --------------------
                                                              (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                   $        130,089       $          100,052
  Purchased power                                         (55,719)                (39,758)
  Fuel costs paid                                          (9,503)                (10,998)
  Cash paid for payroll and to other suppliers            (33,494)                (25,302)
  Interest paid, net of amounts capitalized               (20,828)                (25,407)
  Income taxes paid                                           874                  (8,386)
  Other taxes paid, net of amounts capitalized            (16,110)                (16,845)
  Other operating cash receipts and payments, net             882                   1,636
                                                 ------------------    --------------------
NET CASH USED IN OPERATING ACTIVITIES                      (3,809)                (25,008)
                                                 ------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant, net of capitalized
   depreciation and interest                               (5,818)                 (6,460)
  Additions to other property and nonregulated
   investments                                             (2,806)                      -
                                                 ------------------    --------------------
NET CASH USED IN INVESTING ACTIVITIES                      (8,624)                 (6,460)
                                                 ------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks            (3,238)                 (2,453)
  Borrowings (repayments) under revolving credit
   facilities                                             120,000                  30,000
  Common stock issuances                                    1,678                     934
  Redemptions:
     Other long-term debt                                     (19)                      -
     First mortgage bonds                                (100,800)                   (120)
                                                 -----------------     -------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  17,621                  28,361
                                                 -----------------     -------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     5,188                  (3,107)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            8,387                  21,105
                                                 -----------------     -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $        13,575       $          17,998
                                                 =================     ===================
RECONCILIATION OF NET INCOME TO NET
     CASH USED IN OPERATING ACTIVITIES:
  Net income                                      $         4,110       $             562
  Adjustments to reconcile net income to net
   cash provided by operating activities:
     Depreciation                                           9,665                   9,695
     Amortization of debt-related costs and
      other deferred charges                                  967                   1,122
     Allowance for borrowed funds used during
      construction                                            (13)                    (39)
     Deferred income taxes (excluding effect
      of change in accounting)                                290                     901
     Investment tax credits                                   241                    (267)

Cash flows impacted by changes in current assets
  and liabilities:
     Deferred purchased power and fuel costs                2,072                  (5,688)
     Accrued interest                                      (7,271)                 (7,252)
     Accrued taxes                                         (6,394)                (17,780)
     Accounts payable                                      (4,101)                 (4,854)
     Changes in other current assets and
      liabilities                                          (5,621)                 (1,045)
Other, net                                                  2,246                    (363)
                                                 -----------------     -------------------
NET CASH USED IN OPERATING ACTIVITIES             $        (3,809)      $         (25,008)
                                                 =================     ===================


The accompanying notes are an integral part of these consolidated financial statements.


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                   March 31, 1997    December 31,
                                                  (Unaudited)            1996
                                                 ---------------    ----------------
                                                                  (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                  $   1,219,419      $    1,215,355
  Construction work in progress                             819                 906
                                                 ---------------    ----------------
            Total                                     1,220,238           1,216,261
  Less accumulated depreciation                         290,078             282,322
                                                 ---------------    ----------------
            Net utility plant                           930,160             933,939
                                                 ---------------    ----------------

OTHER PROPERTY AND INVESTMENTS, at cost                   6,678               3,927
                                                 ---------------    ----------------

CURRENT ASSETS:
  Cash and cash equivalents                              13,575               8,387
  Customer receivables                                   14,846              16,362
  Inventories, at lower of average cost or market:
       Fuel                                                 534                 367
       Materials and supplies                             6,079               6,384
  Deferred purchased power and fuel costs                 3,766               3,565
  Accumulated deferred income taxes                       4,730               1,937
  Other current assets                                    1,432               1,121
                                                 ---------------    ----------------
            Total current assets                         44,962              38,123
                                                 ---------------    ----------------

DEFERRED CHARGES                                         31,050              30,795
                                                 ---------------    ----------------
                                                  $   1,012,850      $    1,006,784
                                                 ===============    ================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.
       Authorized 50,000,000
            shares; issued 13,053,102 shares
            in 1997 and 13,006,492 in 1996        $     185,449      $      183,771
       Retained earnings                                 95,575              94,703
                                                 ---------------    ----------------
            Total common shareholders' equity           281,024             278,474

  Preferred stock                                         3,420               3,420
  Long-term debt, less current maturities               553,145             533,964
                                                 ---------------    ----------------
            Total capitalization                        837,589             815,858
                                                 ---------------    ----------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                      138                 138
  Accounts payable                                       24,345              28,446
  Accrued interest                                        3,608              10,879
  Accrued taxes                                          12,439              18,833
  Customers' deposits                                     2,838               2,662
  Deferred purchased power costs                          2,273                   -
  Other current liabilities                               7,450              11,797
                                                 ---------------    ----------------
            Total current liabilities                    53,091              72,755
                                                 ---------------    ----------------

REGULATORY TAX LIABILITIES                               10,462              10,963
ACCUMULATED DEFERRED INCOME TAXES                        78,428              74,844
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS              19,974              19,734
DEFERRED CREDITS                                         13,306              12,630
COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)
                                                 ---------------    ----------------
                                                  $   1,012,850      $    1,006,784
                                                 ===============    ================


The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                              ------------------------------------
                                                    1997               1996
                                              -----------------  -----------------
                                                        (In thousands)

OPERATING REVENUES                             $       126,223    $        99,827
                                              -----------------  -----------------

OPERATING EXPENSES:
  Purchased power                                       58,347             32,635
  Fuel                                                   9,969             11,055
  Other operating and general expenses                  15,758             17,950
  Maintenance                                            3,012              2,737
  Depreciation of utility plant                          9,610              9,695
  Taxes other than income taxes                          7,795              7,351
  Income taxes                                           2,065                618
                                              -----------------  -----------------
       Total operating expenses                        106,556             82,041
                                              -----------------  -----------------

NET OPERATING INCOME                                    19,667             17,786
                                              -----------------  -----------------

OTHER INCOME:
  Other income and deductions, net                         159                296
  Income taxes                                              (1)              (116)
                                              -----------------  -----------------
       Other income, net of taxes                          158                180
                                              -----------------  -----------------

INCOME BEFORE INTEREST CHARGES                          19,825             17,966
                                              -----------------  -----------------

INTEREST CHARGES:
  Interest on long-term debt                            13,506             16,569
  Other interest and amortization of
   debt-related costs                                    1,005                778
                                              -----------------  -----------------
            Total interest charges                      14,511             17,347
                                              -----------------  -----------------

NET INCOME                                               5,314                619
Dividends on preferred stock                                40                 42
                                              -----------------  -----------------

INCOME APPLICABLE TO COMMON STOCK              $         5,274    $           577
                                              =================  =================


The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Three Months Ended
                                                                      March 31,
                                                         ------------------------------------
                                                               1997                1996
                                                         ------------------   ---------------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                            $        129,737     $     100,052
  Purchased power                                                  (55,719)          (39,758)
  Fuel costs paid                                                   (9,503)          (10,998)
  Cash paid for payroll and to other suppliers                     (27,548)          (25,138)
  Interest paid, net of amounts capitalized                        (20,828)          (25,407)
  Income taxes paid                                                      3            (8,499)
  Other taxes paid, net of amounts capitalized                     (16,852)          (16,845)
  Other operating cash receipts and payments, net                      846             1,723
                                                         ------------------   ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    136           (24,870)
                                                         ------------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant, net of capitalized
   depreciation and interest                                        (5,818)           (6,460)
  Additions to other property and investments                            -                 -
                                                         ------------------   ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES                             (5,818)           (6,460)
                                                         ------------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                     (9,040)           (2,442)
  Borrowings (repayments) under revolving credit facilities        120,000            30,000
  First mortgage bond redemption                                  (100,800)             (120)
                                                         ------------------   ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                           10,160            27,438
                                                         ------------------   ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              4,478            (3,892)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     5,115            14,450
                                                         ------------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                $          9,593     $      10,558
                                                         ==================   ===============

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                              $          5,314     $         619
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation of utility plant                                   9,610             9,695
     Amortization of debt-related costs and other
      deferred charges                                                 967             1,122
     Allowance for borrowed funds used during construction             (13)              (39)
     Deferred income taxes                                            (467)              884
     Investment tax credits                                            334              (262)

Cash flows impacted by changes in current assets and
 liabilities:
     Deferred purchased power and fuel costs                         2,072            (5,688)
     Accounts payable                                               (4,819)           (4,854)
     Accrued interest                                               (7,271)           (7,252)
     Accrued taxes                                                  (6,855)          (17,878)
     Changes in other current assets and liabilities                (1,500)             (882)
Other, net                                                           2,764              (335)
                                                         ------------------   ---------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES       $            136     $     (24,870)
                                                         ==================   ===============


The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           CONSOLIDATED BALANCE SHEETS

                                                      March 31, 1997     December 31,
                                                     (Unaudited)             1996
                                                    --------------      ---------------
                                                              (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                     $  1,219,419        $   1,215,355
  Construction work in progress                               819                  906
                                                    --------------      ---------------
            Total                                       1,220,238            1,216,261
  Less accumulated depreciation                           290,078              282,322
                                                    --------------      ---------------
            Net utility plant                             930,160              933,939
                                                    --------------      ---------------

OTHER PROPERTY AND INVESTMENTS, at cost                     1,884                1,884
                                                    --------------      ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                 9,593                5,115
  Customer receivables                                     12,183               15,521
  Inventories, at lower of average cost or market:
       Fuel                                                   534                  367
       Materials and supplies                               6,079                6,384
  Deferred purchased power and fuel costs                   3,766                3,565
  Accumulated deferred income taxes                         4,730                1,937
  Other current assets                                        921                1,324
                                                    --------------      ---------------
            Total current assets                           37,806               34,213
                                                    --------------      ---------------

DEFERRED CHARGES                                           30,935               32,121
                                                    --------------      ---------------
                                                     $  1,000,785        $   1,002,157
                                                    ==============      ===============
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share.
            Authorized 12,000,000 shares;
            issued 10,705 shares                     $        107        $         107
       Capital in excess of par value                     222,133              222,133
       Retained earnings                                   61,582               65,308
                                                    --------------      ---------------
            Total common shareholder's equity             283,822              287,548

  Redeemable cumulative preferred stock                     3,420                3,420
  Long-term debt, less current maturities                 553,000              533,800
                                                    --------------      ---------------
            Total capitalization                          840,242              824,768
                                                    --------------      ---------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                        100                  100
  Accounts payable                                         22,435               27,254
  Accrued interest                                          3,608               10,879
  Accrued taxes                                            10,046               16,901
  Customers' deposits                                       2,838                2,662
  Deferred purchased power costs                            2,273                    -
  Other current liabilities                                 7,287               10,993
                                                    --------------      ---------------
            Total current liabilities                      48,587               68,789
                                                    --------------      ---------------

REGULATORY TAX LIABILITIES                                 10,462               10,963
ACCUMULATED DEFERRED INCOME TAXES                          68,689               65,860
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                19,499               19,164
DEFERRED CREDITS                                           13,306               12,613
COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)
                                                    --------------      ---------------
                                                     $  1,000,785        $   1,002,157
                                                    ==============      ===============

The accompanying notes are an integral part of these consolidated financial statements.

                      TNP Enterprises Inc. and Subsidiaries
                 Texas-New Mexico Power Company and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1.  Interim Financial Statements

         The interim consolidated financial statements of TNP and subsidiaries, and TNMP and subsidiaries are unaudited, and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP's and TNMP's 1996 Combined Annual Report on Form 10-K.

Note 2.  Income Taxes

         As indicated in the 1996 Combined Annual Report on Form 10-K, an Internal Revenue Service revenue agent involved in auditing TNP's 1990 and 1991 consolidated federal income tax returns recommended, in March 1995, that a private letter ruling concerning eligibility of the TNP One generating plant for investment tax credit (ITC) be revoked retroactively. Management believes that TNMP's claim for ITC is valid and is contesting the agent's recommendation. Of the $22.5 million of ITC at issue, TNP and its subsidiaries have utilized $8.2 million in the consolidated returns through 1995 and expect to utilize $1.6 million in the 1996 consolidated tax returns. TNMP's portion is $7.0 million and $1.8 million respectively. However, since 1990, TNP and TNMP have only recognized $2.3 million of the amortization of ITC in results of operations.

Note 3.  Regulatory Matters

Cities Rate Review

         Beginning in late December 1996, certain cities in the Texas gulf coast area served by TNMP passed resolutions requiring TNMP to file complete rate information with those cities. During the first quarter of 1997 those cities agreed to reopen negotiations on a new transition to competition proposal and have deferred the required rate filing until July 1, 1997. If negotiations on the new transition to competition proposal are not successful and the rate filings are made, TNMP does not anticipate a final resolution of the rate review with the cities before late 1997. Based on its preliminary analysis, TNMP believes the filing will support the reasonableness of TNMP's current rates.

Texas Transmission Access

         During 1996, the Public Utility Commission of Texas (PUCT) passed a wholesale transmission access rule which established a regional method of transmission pricing, terms, and conditions. The purpose is to increase competition in wholesale energy sales within Texas and establish an Independent System Operator for the Electric Reliability Council of Texas transmission system. TNMP believes it will benefit from the new rules as competition should increase in the wholesale power market and result in reduced purchased power and wheeling costs. The new transmission fee structure was scheduled to start in early 1997. However, during the first quarter of 1997 several Texas utilities unsuccessfully petitioned the PUCT to revise the new transmission rules, and an appeal has been filed in a state district court. Until the new transmission rules are recognized as being final, TNMP has not recorded the benefits of the new transmission rules.

Note 4.  Accounting for the Effects of Regulation

         TNP's and TNMP's consolidated financial statements reflect the application of certain accounting standards, including Statement of Financial Accounting Standard (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation," which provide for recognition of the economic effects of rate regulation. On April 18, 1997, the New Mexico Public Utility Commission (NMPUC) issued an order approving TNMP's plan for transition to competition in New Mexico. During the first quarter of 1997, TNMP proposed a new plan for transition to competition to the communities within TNMP's service territory in Texas. Additional information regarding these two transition plans is provided under "MD&A--Regulatory Matters." Continued applicability of SFAS 71 to TNP's and TNMP's financial statements requires that rates set by an independent regulator on a cost-of-service basis can actually be charged to and collected from customers. Management believes that as of March 31, 1997, and for the foreseeable future, TNP and TNMP satisfy the criteria for accounting in accordance with SFAS 71.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

         The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

Results Of Operations

   Overall Results

         TNP's earnings applicable to common stock were $4.1 million for the quarter ended March 31, 1997. Earnings increased $3.6 million when compared to the corresponding 1996 quarter, primarily due to a reduction in interest expense, control area savings, and additional base revenue from industrial and commercial sales at TNMP.

         Facility Works Inc. (Facility Works), a wholly owned subsidiary of TNP, began operations in early 1996, and provides energy-related services and products to commercial and institutional customers. For the quarter ended March 31, 1997, Facility Works had a net loss of $1.0 million on revenues of $2.2 million. Facility Works had no net income or loss in the first quarter of 1996.

         Since the operations of TNMP (the principal subsidiary) currently represent most of TNP's operations, the following discussion focuses on TNMP's operations unless noted otherwise.

   Operating Revenues

         TNMP's operating revenues increased $26.4 million as compared to the corresponding 1996 quarter. Current quarter base revenues increased $3.3 million, or 5.9%, compared to the corresponding 1996 period. Base revenues increased due to the additional economy rate sales and higher commercial sales discussed below. The components of TNMP's operating revenues are summarized in the following table (in thousands):

                          Three Months Ended March 31,
                                                                  Increase
                                          1997         1996      (Decrease)
                                       ---------    ----------   ----------

  Operating revenues                   $ 126,223    $   99,827   $  26,396

  Less pass-through items                 67,542        44,406      23,136
                                       ---------    ----------   ---------

  Base revenues                        $  58,681    $   55,421   $   3,260
                                       =========    ==========   =========


                 Base revenues
                 Weather related                              $    (572)
                 Price - sales mix and other                        397
                 Customer growth                                    851
                 Industrial - economy rate sales                  1,961
                 Industrial - firm rate sales                      (278)
                 Standby revenues - nonindustrial                   818
                 Other electric revenue                              83
                                                              ---------
                                                              $   3,260
                                                              =========

         Pass-through items are the portion of operating revenues that recover the costs of purchased power, fuel, and standby power from customers. These items affect customer rates but do not affect operating income. Explanations for the first quarter variance are discussed under "Results of Operations -- Operating Expenses."

         Current quarter GWH sales increased by 663 GWH, or 41.6%. The increase was attributed primarily to economy rate sales which are low margin, high volume, and generally short-term. The majority of the increase in economy rate sales was due to contractual agreements entered into with two existing cogeneration customers in mid-1996.

         The components of gigawatt-hours (GWH) sales are summarized in the following table:

                          Three Months Ended March 31,
                          ---------------------------
                                                                     Increase
                                             1997         1996      (Decrease)
                                             ----         ----      ----------
   GWH sales:
   Residential                                494           498          (4)
   Commercial                                 380           370          10
   Industrial:
     Firm                                     267           326         (59)
     Economy                                1,061           374         687
   Other                                       55            26          29
                                          --------     ---------    --------

         Total GWH sales                    2,257         1,594         663
                                          ========     =========    ========

         Current quarter sales of 2,257 GWH's, increased over the corresponding 1996 quarter sales of 1,594 GWH's due to increased industrial economy sales. Contributing to the 89.8% industrial sales increase were contractual agreements entered into with two existing cogeneration customers in mid-1996.

   Operating Expenses

         Total operating expenses for the current quarter increased by $24.5 million as compared to the same quarter last year primarily due to an increase in pass-through expenses. The components of TNMP's operating expenses are summarized in the following table (in thousands):

                          Three Months Ended March 31,
                          ---------------------------
                                                                    Increase
                                            1997         1996      (Decrease)
                                            ----         ----      ----------
   Pass-through expenses:
     Purchased power                     $ 58,347      $ 32,635    $ 25,712
     Standby power                              -         1,555      (1,555)
     Fuel                                   9,195        10,216      (1,021)
                                         --------      --------    ---------
   Total pass-through items                67,542        44,406      23,136

   Other operating expenses                29,154        29,666        (512)

   Income and other tax expenses            9,860         7,969       1,891
                                         --------      --------    ---------

   Operating expenses                    $106,556      $ 82,041    $ 24,515
                                         ========      ========    =========

   Pass-through Expenses

         Pass-through expenses consist of purchased power, standby power, and certain fuel costs. Current quarter pass-through expenses increased due to higher purchased power costs.

         Purchased Power. Purchased power costs, including standby, increased by $24.2 million in the current quarter due primarily to increased power requirements to meet higher GWH sales. The first quarter of 1996 was reduced by supplier refunds of $6.7 million which were passed through to Texas customers.

         Fuel. The decrease in the current quarter of $1.0 million is attributed to a reduction in firm rate industrial sales. Fuel cost recovery is excluded from economy rate sales. The majority of TNMP's monthly fuel costs are recovered in revenues through a fixed fuel factor per KWH approved by the PUCT. TNMP records as fuel expense the amount collected through this fixed fuel factor. Any difference between the amount collected and actual cost is deferred for collection/refund in future periods.

   Other Operating Expenses, Income and Other Tax Expenses

         Other operating expenses for the current quarter were approximately the same as the prior year quarter.

         Current quarter income and other tax expenses increased by $1.9 million. The increases are due to higher pre-tax income and additional gross receipts taxes.

   Interest Expense

         Interest charges decreased by $2.8 million. The decrease is attributed to reduced long-term debt levels and refinancing of debt. Borrowings under the revolving credit facilities and an equity contribution from TNP in late 1996, resulting from a common stock sale, were used to redeem TNMP's higher interest rate bonds.

Financial Condition

   Liquidity

         Currently, the main sources of liquidity for TNMP are cash flow from operations and borrowings from credit facilities. TNMP's cash flow from operations improved for the three months ended March 31, 1997 compared to the three months ended March 31, 1996, due to higher receipts from customers, lower interest expense, and the timing of income tax payments. As discussed above, during the first quarter of 1996, TNMP refunded $6.7 million to customers. TNP's consolidated cash flow from operations also improved for the three months ended March 31, 1997 compared to the three months ended March 31, 1996, for the same reasons as discussed above; however, they were offset slightly by $3.1 million of cash used by Facility Works in its operations. Currently TNP's primary source of cash are dividends from TNMP.

         TNMP has two credit  facilities with a total commitment of $250 million
- the 1995 Facility ($150 million) and the 1996 Facility ($100 million). As of March 31, 1997, available unused credit under the 1995 Facility was $75 million, subject to interest coverage and capitalization tests. Under the 1995 Facility, TNMP can borrow up to $25 million of the unused commitment with no additional collateral and borrow the remainder of the unused commitment ($50 million) by pledging first mortgage bonds (FMBs) equal to the principal amount of such borrowings.

         There is currently no available credit under the $100 million 1996 Facility. The interest rates under both facilities are based on the London Interbank Offered Rate (LIBOR). The interest rate margins on both facilities will decrease as the ratings on TNMP's FMBs improve.

         In January, TNMP used the credit facilities to retire $100.8 million 11.25% Series T FMBs.

         TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under its two revolving credit facilities should be sufficient to meet working capital requirements and planned capital expenditures at least through 1998.

Regulatory Matters

   Community Choice SM

         New Mexico. On March 27, 1997, the NMPUC issued an order approving Community Choice, TNMP's plan for transition to competition for its New Mexico service territory as modified by stipulation on February 3. On April 18, 1997, the NMPUC reaffirmed the approval of Community Choice with two minor modifications. A motion had been filed on April 11, 1997, requesting a rehearing on the March 27, 1997 order. The plan went into effect on May 1 and gives TNMP customers the right to choose their energy provider after a three-year transition period. The plan freezes rates (including the recovery of purchased power) for a three-year period, and allows for customer aggregation based on market forces. TNMP believes the plan will allow it to recover most, if not all, of its potential stranded costs in New Mexico; however, the actual recovery of any stranded costs will depend on the future market and price for energy through May 1, 2000.

     Texas. In late February 1997, TNMP proposed a new plan for transition to competition to the communities within TNMP's service territory in Texas. Due to the numerous issues involved, TNMP can provide no assurance as to the timing or outcome of the new transition to competition plan in Texas. As discussed previously under "Cities Rate Review", certain cities served by TNMP in the Texas gulf coast area and TNMP agreed to delay a rate review filing until July 1, 1997, in order to reopen negotiations on the new transition to competition plan.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Wholesale Purchase Power Agreement.

         As set forth in TNP's and TNMP's Combined Annual Report on Form 10-K for 1996 filed with the Securities and Exchange Commission, TNMP filed proceedings with the PUCT and in a Texas state district court to declare TNMP's wholesale purchase power agreement (the "TU Agreement") with Texas Utilities Electric Company (TU) null and void. On August 29, 1996, the PUCT entered an order declaring two of the terms of the TU Agreement void, but upheld the validity of the remainder of the contract. In November 1996, TNMP and TU each filed an appeal of the PUCT's ruling with Texas state district courts and such appeals are pending.

Early Redemption of Series T FMBs

     As reported on TNP's and TNMP's 1996 Combined Annual Report on Form 10-K, on January 30, 1997, TNMP, Jackson National Life Insurance Company and John Hancock Life Insurance Company agreed to a tentative settlement of the lawsuit styled Texas-New Mexico Power Company v. John Hancock Life Insurance Co. et. al., then pending in the United States District Court for the Northern District of Texas, Fort Worth Division. The lawsuit arose from TNMP's early retirement of $29.2 million of 11.25% Series T FMBs in late 1995. In an order dated March 31, 1997, the court approved that settlement. In accordance with the settlement, TNMP has paid $2,000,000 to the parties of the lawsuit. The full settlement amount was charged against 1996 income.

Cities Rate Review

         See Note 3 for information regarding the Cities Rate Review.


Item 5.  Other Information.

     Dwight R. Spurlock, a director since 1993, retired from TNP's and TNMP's boards of directors as of May 1, 1997. Both companies expect to name a successor later in 1997.


Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are filed with this report;

         27(a)    Financial Data Schedule for TNP.

         27(b)    Financial Data Schedule for TNMP.

(b)      Reports on Form 8-K

         TNP and TNMP filed a report on Form 8-K dated February 25, 1997, reporting information under Item 4 regarding a change in Independent Accountants and the satisfactory resolution of a disagreement on accounting.

Statement Regarding Forward Looking Information

         The discussions in this document that are not historical facts, including, but not limited to, the outcome of future rate proceedings, the effect of new transmission rules, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: legislation in the states TNMP serves affecting the regulation of TNMP's business; changes in regulations affecting TNP and TNMP's businesses; results of regulatory proceedings affecting TNP and TNMP's operations; future acquisitions or strategic partnerships; general business and economic conditions; negotiations regarding TNMP's proposal regarding transition to competition; and other factors described from time to time in TNP and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                       TNP ENTERPRISES, INC.


                               By \s\ MANJIT S. CHEEMA
                               Manjit S. Cheema
Date: May 6, 1997              Vice President and as Chief Financial Officer



(Registrant)                       TEXAS-NEW MEXICO POWER COMPANY


                               By \s\ SCOTT FORBES
                               Scott Forbes
Date: May 6, 1997              Controller and as Chief Accounting Officer