Form 10-Q
period 1997-06-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1997-08-01
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 1997

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from_________ to ______________


--------------------------------------------------------------------------------
                         Commission File Number: 1-8847

                             TNP ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

        Texas                                          75-1907501
________________________                 _____________________________________
(State of incorporation)                (I.R.S. employer identification number)

        4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113
              (Address and zip code of principal executive offices)

         Registrant's telephone number, including area code 817-731-0099

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

TNP Enterprises, Inc. had 13,107,874 shares of common stock outstanding as of July 31, 1997.

--------------------------------------------------------------------------------
                         Commission File Number: 2-97230

                        TEXAS-NEW MEXICO POWER COMPANY
             (Exact name of registrant as specified in its charter)

        Texas                                          75-0204070
________________________                  _____________________________________
(State of incorporation)                 (I.R.S. employer identification number)

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

                     TNP Enterprises, Inc. And Subsidiaries
                 Texas New-Mexico Power Company And Subsidiaries
   Combined Quarterly Report on Form 10-Q for the periods ended June 30, 1997

     This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements.

         TNP Enterprises, Inc. (TNP) and Subsidiaries:

           Consolidated Statements of Income
           Three and Six Month Periods Ended June 30, 1997, and 1996          3

           Consolidated Statements of Cash Flows
           Six Month Periods Ended June 30, 1997, and 1996                    4

           Consolidated Balance Sheets
           June 30, 1997, and December 31, 1996                               5

         Texas-New Mexico Power Company (TNMP) and Subsidiaries:

           Consolidated Statements of Income
           Three and Six Month Periods Ended June 30, 1997, and 1996          6

           Consolidated Statements of Cash Flows
           Six Month Periods Ended June 30, 1997, and 1996                    7

           Consolidated Balance Sheets
           June 30, 1997, and December 31, 1996                               8

         Notes to Consolidated Financial Statements                           9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                        10


                           PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                14

  Item 4.  Submission of Matters to a Vote of Security Holders.              14

  Item 6.  Exhibits and Reports on Form 8-K.                                 14
           (a)   Exhibit Index                                               14
           (b)   Reports on Form 8-K                                         14
           Signature page                                                    15

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                       Three Months Ended                  Six Months Ended
                                                             June 30,                           June 30,
                                                  ----------------------------------------------------------------------
                                                       1997              1996              1997               1996
                                                  ----------------  ----------------  ----------------   ---------------
                                                                 (In thousands except per share amounts)

OPERATING REVENUES                                $     136,026     $     122,020     $     264,423      $     221,847
                                                  --------------    --------------    --------------     --------------

OPERATING EXPENSES:
  Purchased power                                        54,872            41,326           113,219             73,961
  Fuel                                                    9,884            12,182            19,853             23,237
  Other operating and general expenses                   24,576            19,419            44,185             37,369
  Maintenance                                             3,429             2,412             6,441              5,149
  Depreciation                                            9,782             9,309            19,447             19,004
  Taxes other than income taxes                           7,972             8,124            15,966             15,475
  Income taxes                                            3,893             3,921             5,271              4,539
                                                  --------------    --------------    --------------     --------------

       Total operating expenses                         114,408            96,693           224,382            178,734
                                                  --------------    --------------    --------------     --------------

NET OPERATING INCOME                                     21,618            25,327            40,041             43,113
                                                  --------------    --------------    --------------     --------------

OTHER INCOME (LOSS):
  Other income and deductions, net                          246              (261)              445                (53)
  Income taxes                                               24               131                23                 46
                                                  --------------    --------------    --------------     --------------

       Other income (loss), net of taxes                    270              (130)              468                 (7)
                                                  --------------    --------------    --------------     --------------

INCOME BEFORE INTEREST CHARGES                           21,888            25,197            40,509             43,106
                                                  --------------    --------------    --------------     --------------
INTEREST CHARGES:
  Interest on long-term debt                             13,408            16,555            26,914             33,124
  Other interest and amortization of
   debt-related costs                                     1,049               811             2,054              1,589
                                                  --------------    --------------    --------------     --------------

       Total interest charges                            14,457            17,366            28,968             34,713
                                                  --------------    --------------    --------------     --------------

NET INCOME                                                7,431             7,831            11,541              8,393
Dividends on preferred stock                                 40                42                80                 84
                                                  --------------    --------------    --------------     --------------

INCOME APPLICABLE TO COMMON STOCK                 $       7,391     $       7,789     $      11,461      $       8,309
                                                  ==============    ==============    ==============     ==============


EARNINGS PER SHARE OF COMMON STOCK                $        0.56     $        0.71     $        0.87      $        0.76
                                                  ==============    ==============    ==============     ==============

DIVIDENDS PER SHARE OF COMMON STOCK               $       0.245     $        0.22     $        0.49      $        0.44
                                                  ==============    ==============    ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT  SHARES OUTSTANDING                   13,161            11,028            13,139             10,989
                                                  ==============    ==============    ==============     ==============


The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                           -------------------------------------
                                                                                1997                  1996
                                                                           ----------------      ---------------
                                                                                     (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                             $       263,391       $      216,143
  Purchased power                                                                 (110,338)             (79,212)
  Fuel costs paid                                                                  (18,513)             (23,856)
  Cash paid for payroll and to other suppliers                                     (61,068)             (45,799)
  Interest paid, net of amounts capitalized                                        (31,875)             (32,913)
  Income taxes paid                                                                   (705)              (8,631)
  Other taxes paid                                                                 (21,237)             (19,872)
  Other operating cash receipts and payments, net                                    1,126                 (479)
                                                                           ----------------      ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           20,781                5,381
                                                                           ----------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                       (13,068)             (13,531)
  Additions to other property and nonregulated investments                          (2,015)                   -
                                                                           ----------------      ---------------

NET CASH USED IN INVESTING ACTIVITIES                                              (15,083)             (13,531)
                                                                           ----------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                     (6,482)              (4,910)
  Borrowings under revolving credit facilities                                     108,000                7,000
  Common stock issuances                                                             2,633                1,287
  Redemptions:
     Other long-term debt                                                              (61)                   -
     Obligation - FWI investment aquisition                                           (300)                   -
     First mortgage bonds                                                         (100,800)                (712)
                                                                           ----------------      ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                            2,990                2,665
                                                                           ----------------      ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              8,688               (5,485)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     8,387               21,105
                                                                           ----------------      ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $        17,075       $       15,620
                                                                           ================      ===============

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                               $        11,541       $        8,393
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                   19,447               19,004
     Amortization of debt-related costs and other deferred charges                   1,926                2,260
     Allowance for borrowed funds used during construction                             (23)                 (62)
     Deferred income taxes                                                           2,727                3,486
     Investment tax credits                                                             19                 (195)

Cash flows impacted by changes in current assets and liabilities:
     Deferred purchased power and fuel costs                                         1,540               (8,214)
     Accrued interest                                                               (4,810)                 309
     Accrued taxes                                                                  (3,472)             (11,676)
     Accounts payable                                                                3,570                2,178
     Changes in other current assets and liabilities                               (10,996)              (5,539)
Other, net                                                                            (688)              (4,563)
                                                                           ----------------      ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  $        20,781       $        5,381
                                                                           ================      ===============


The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                           June 30, 1997       December 31,
                                                                            (Unaudited)            1996
                                                                          ---------------    ----------------
                                                                                    (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                          $   1,225,396      $     1,215,355
  Construction work in progress                                                     421                  906
                                                                          --------------     ----------------
            Total                                                             1,225,817            1,216,261
  Less accumulated depreciation                                                 298,122              282,322
                                                                          --------------     ----------------
            Net utility plant                                                   927,695              933,939
                                                                          --------------     ----------------

OTHER PROPERTY AND INVESTMENTS, at cost                                           5,830                3,927
                                                                          --------------     ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                      17,075                8,387
  Customer receivables                                                           17,864               16,362
  Inventories, at lower of average cost or market:
       Fuel                                                                         430                  367
       Materials and supplies                                                     5,006                6,384
  Deferred purchased power and fuel costs                                         2,996                3,565
  Accumulated deferred income taxes                                               2,147                1,937
  Other current assets                                                           10,320                1,121
                                                                          --------------     ----------------
            Total current assets                                                 55,838               38,123
                                                                          --------------     ----------------

DEFERRED CHARGES                                                                 28,487               30,795
                                                                          --------------     ----------------
                                                                          $   1,017,850      $     1,006,784
                                                                          ==============     ================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.  Authorized 50,000,000 shares; issued 13,102,478 shares in 1997 and 13,006,492
            in 1996                                                       $    186,404       $      183,771
       Retained earnings                                                        99,762               94,703
                                                                          -------------      ---------------
            Total common shareholders' equity                                  286,166              278,474

  Preferred stock                                                                3,420                3,420
  Long-term debt, less current maturities                                      541,119              533,964
                                                                          -------------      ---------------
            Total capitalization                                               830,705              815,858
                                                                          -------------      ---------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                             122                 138
  Accounts payable                                                              32,016              28,446
  Accrued interest                                                               6,069              10,879
  Accrued taxes                                                                 15,361              18,833
  Customers' deposits                                                            3,132               2,662
  Deferred purchased power costs                                                   971                   -
  Other current liabilities                                                      7,641              11,797
                                                                          -------------      --------------
            Total current liabilities                                           65,312              72,755
                                                                          -------------      --------------

REGULATORY TAX LIABILITIES                                                       8,431              10,963
ACCUMULATED DEFERRED INCOME TAXES                                               80,313              74,844
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                     19,752              19,734
DEFERRED CREDITS                                                                13,337              12,630
COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)
                                                                          -------------      --------------
                                                                          $  1,017,850       $   1,006,784
                                                                          =============      ==============


The accompanying notes are an integral part of these consolidated financial statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                 Three Months Ended                 Six Months Ended
                                                                      June 30,                          June 30,
                                                         ------------------------------------------------------------------
                                                              1997             1996             1997             1996
                                                         ---------------  --------------    --------------  ---------------
                                                                                   (In thousands)

OPERATING REVENUES                                       $      132,361   $     122,020     $     258,584   $      221,847
                                                         ---------------  --------------    --------------  ---------------

OPERATING EXPENSES:
  Purchased power                                                54,872          41,326           113,219           73,961
  Fuel                                                            9,884          12,182            19,853           23,237
  Other operating and general expenses                           18,019          19,419            33,777           37,369
  Maintenance                                                     3,429           2,412             6,441            5,149
  Depreciation of utility plant                                   9,725           9,309            19,335           19,004
  Taxes other than income taxes                                   7,813           8,124            15,608           15,475
  Income taxes                                                    4,972           3,921             7,037            4,539
                                                         ---------------  --------------    --------------  ---------------
       Total operating expenses                                 108,714          96,693           215,270          178,734
                                                         ---------------  --------------    --------------  ---------------

NET OPERATING INCOME                                             23,647          25,327            43,314           43,113
                                                         ---------------  --------------    --------------  ---------------

OTHER INCOME:
  Other income and deductions, net                                  193              62               352              358
  Income taxes                                                       24              19                23              (97)
                                                         ---------------  --------------    --------------  ---------------
       Other income, net of taxes                                   217              81               375              261
                                                         ---------------  --------------    --------------  ---------------

INCOME BEFORE INTEREST CHARGES                                   23,864          25,408            43,689           43,374
                                                         ---------------  --------------    --------------  ---------------

INTEREST CHARGES:
  Interest on long-term debt                                     13,408          16,555            26,914           33,124
  Other interest and amortization of debt-related costs           1,049             811             2,054            1,589
                                                         ---------------  --------------    --------------  ---------------
       Total interest charges                                    14,457          17,366            28,968           34,713
                                                         ---------------  --------------    --------------  ---------------

NET INCOME                                                        9,407           8,042            14,721            8,661
Dividends on preferred stock                                         40              42                80               84
                                                         ---------------  --------------    --------------  ---------------

INCOME APPLICABLE TO COMMON STOCK                        $        9,367   $       8,000     $      14,641   $        8,577
                                                         ===============  ==============    ==============  ===============


The accompanying notes are an integral part of these consolidated financial statements.

                TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDAIRIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                            -----------------------------------
                                                                                  1997               1996
                                                                            -----------------   ---------------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                              $        259,545    $      216,195
  Purchased power                                                                   (110,338)          (79,212)
  Fuel costs paid                                                                    (18,513)          (23,856)
  Cash paid for payroll and to other suppliers                                       (49,221)          (45,558)
  Interest paid, net of amounts capitalized                                          (31,875)          (32,913)
  Income taxes paid                                                                      (79)           (8,626)
  Other taxes paid                                                                   (21,360)          (19,868)
  Other operating cash receipts and payments, net                                      1,036               246
                                                                            -----------------   ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                             29,195             6,408
                                                                            -----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                         (13,068)          (13,531)
  Withdrawal from escrow account                                                       1,670                 -
                                                                            -----------------   ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES                                              (11,398)          (13,531)
                                                                            -----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                      (20,880)           (4,884)
  Borrowings under revolving credit facilities                                       108,000             7,000
  First mortgage bond redemption                                                    (100,800)             (712)
                                                                            -----------------   ---------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                  (13,680)            1,404
                                                                            -----------------   ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                4,117            (5,719)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       5,115            14,450
                                                                            -----------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $          9,232    $        8,731
                                                                            =================   ===============

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                $         14,721    $        8,661
  Adjustments to reconcile net income to net cash provided
   by operating activities:
     Depreciation of utility plant                                                    19,335            19,004
     Amortization of debt-related costs and other deferred charges                     1,926             2,260
     Allowance for borrowed funds used during construction                               (23)              (62)
     Deferred income taxes                                                             3,697             3,405
     Investment tax credits                                                              216              (175)

Cash flows impacted by changes in current assets and liabilities:
     Deferred purchased power and fuel costs                                           1,540            (8,214)
     Accounts payable                                                                  2,927             2,178
     Accrued interest                                                                 (4,810)              309
     Accrued taxes                                                                    (2,730)          (11,611)
     Changes in other current assets and liabilities                                  (6,860)           (4,921)
Other, net                                                                              (744)           (4,426)
                                                                            -----------------   ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $         29,195    $        6,408
                                                                            =================   ===============


The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                                                          June 30, 1997        December 31,
                                                                           (Unaudited)             1996
                                                                          ---------------     ----------------
                                                                                    (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                          $   1,225,396       $     1,215,355
  Construction work in progress                                                     421                   906
                                                                          --------------      ----------------
            Total                                                             1,225,817             1,216,261
  Less accumulated depreciation                                                 298,122               282,322
                                                                          --------------      ----------------
            Net utility plant                                                   927,695               933,939
                                                                          --------------      ----------------

OTHER PROPERTY AND INVESTMENTS, at cost                                             214                 1,884
                                                                          --------------      ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                       9,232                 5,115
  Customer receivables                                                           15,040                15,521
  Inventories, at lower of average cost or market:
       Fuel                                                                         430                   367
       Materials and supplies                                                     5,006                 6,384
  Deferred purchased power and fuel costs                                         2,996                 3,565
  Accumulated deferred income taxes                                               2,147                 1,937
  Other current assets                                                            9,095                 1,324
                                                                          --------------      ----------------
            Total current assets                                                 43,946                34,213
                                                                          --------------      ----------------

DEFERRED CHARGES                                                                 29,590                32,121
                                                                          --------------      ----------------
                                                                          $   1,001,445       $     1,002,157
                                                                          ==============      ================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share.
            Authorized 12,000,000 shares; issued 10,705 shares            $         107       $           107
       Capital in excess of par value                                           222,133               222,133
       Retained earnings                                                         59,149                65,308
                                                                          --------------      ----------------
            Total common shareholder's equity                                   281,389               287,548

  Redeemable cumulative preferred stock                                           3,420                 3,420
  Long-term debt, less current maturities                                       541,000               533,800
                                                                          --------------      ----------------
            Total capitalization                                                825,809               824,768
                                                                          --------------      ----------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                              100                   100
  Accounts payable                                                               30,181                27,254
  Accrued interest                                                                6,069                10,879
  Accrued taxes                                                                  14,171                16,901
  Customers' deposits                                                             3,142                 2,662
  Deferred purchased power costs                                                    971                     -
  Other current liabilities                                                       7,552                10,993
                                                                          --------------      ----------------
            Total current liabilities                                            62,186                68,789
                                                                          --------------      ----------------

REGULATORY TAX LIABILITIES                                                        8,431                10,963
ACCUMULATED DEFERRED INCOME TAXES                                                72,302                65,860
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                      19,381                19,164
DEFERRED CREDITS                                                                 13,336                12,613
COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)
                                                                          --------------      ----------------
                                                                          $   1,001,445       $     1,002,157
                                                                          ==============      ================


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

Note 2.  Income Taxes

     As indicated in the 1996 Combined Annual Report on Form 10-K, an Internal Revenue Service (IRS) revenue agent involved in auditing TNP's 1990 and 1991 consolidated federal income tax returns recommended, in March 1995, that a private letter ruling concerning eligibility of the TNP One generating plant for investment tax credit (ITC) be revoked retroactively. On July 29, 1997, TNP received notification from the IRS that revoked the private letter ruling. However, the IRS has granted full relief from the effects of this revocation and has allowed TNP to rely on the private letter ruling as issued. The current ruling will have no material effect on the amount of ITC previously recognized.

Note 3.  Regulatory Matters

Rate Filing with the PUCT and Texas Gulf Coast Cities

     Beginning in late December 1996, certain cities in the Texas gulf coast area (Gulf Coast Cities) served by TNMP passed resolutions requiring TNMP to file complete rate information with those cities. On July 1, 1997, TNMP made an informational filing with the Gulf Coast Cities, which included preliminary rate filing information. On July 31, 1997, TNMP filed the required complete traditional rate information, based on the test year ended December 31, 1996, with the Gulf Coast Cities and the Public Utility Commission of Texas (PUCT). In addition to the required traditional rate filing, the Company also filed a transition to competition plan with the PUCT and all of its cities. The transition to competition plan proposes a five year transition period, with a series of rate reductions for residential, commercial and municipal customers beginning in 1998. At the end of the transition period TNMP's Texas customers would be allowed to choose their energy supplier. The plan provides the opportunity for TNMP to recover an estimate of its stranded costs during the transition period, and establishes a Competitive Transition Charge (CTC) to recover any stranded cost that remains at the end of the transition period. TNMP does not expect a final resolution of the rate filings before late 1997.

     Agreements with the Gulf Coast Cities provide that any rate reduction resulting from the city ordinances requiring the traditional rate filing will be placed into effect retroactive to May 15, 1997. Based on its analysis, TNMP believes the filing supports the reasonableness of TNMP's current rates.

Texas Transmission Access

     During 1996, the PUCT passed a wholesale transmission access rule which established a regional method of transmission pricing, terms, and conditions. The purpose is to increase competition in wholesale energy sales within Texas and establish an Independent System Operator for the Electric Reliability
Council of Texas transmission system. The new transmission fee structure was scheduled to start in early 1997. However, during the first quarter of 1997 several Texas utilities unsuccessfully petitioned the PUCT to revise the new transmission rules, and an appeal has been filed in a state district court. During the second quarter of 1997, the PUCT approved TNMP's tariffs for transmission service. Consequently, TNMP recognized the effects of the new transmission rules retroactive to January 1, 1997, during the second quarter, which increased pre-tax net income by $3.2 million.

Fuel Reconciliation Filing

     On June 30, 1997, TNMP filed a reconciliation of fuel expenses for the period September 30, 1993 to December 31, 1996, with the PUCT. At the beginning of the reconciliation period TNMP had a cumulative under recovery of $11 million, and had a $4.4 million under-recovery as of the end of the reconciliation period. TNMP believes that the total fuel costs incurred during the reconciliation period were reasonable and necessary to provide reliable electric service. In the filing, TNMP proposed no change to the fixed fuel factor, and plans to collect the under-recovery that existed as of the end of the reconciliation period through the existing fixed fuel factor.

Note 4.  Accounting for the Effects of Regulation

     TNP's and TNMP's consolidated financial statements reflect the application of certain accounting standards, including Statement of Financial Accounting Standard (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation," which provide for recognition of the economic effects of rate regulation. On May 1, 1997, TNMP placed into effect its transition to competition plan in New Mexico. On July 31, 1997, TNMP filed a new plan for transition to competition with the PUCT. Additional information regarding these two transition plans is provided under "MD&A--Regulatory Matters." Continued applicability of SFAS 71 to TNP's and TNMP's financial statements requires that rates set by an independent regulator on a cost-of-service basis can actually be charged to and collected from customers. Management believes that as of June 30, 1997, and for the foreseeable future, TNP and TNMP satisfy the criteria for accounting in accordance with SFAS 71.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

     The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

     TNP is a holding company, in which TNMP currently represents most of TNP's operations. Additionally, Facility Works Inc., (Facility Works) is a wholly owned subsidiary of TNP, that began operations in early 1996. Facility Works provides facility-related services and products to commercial and institutional customers. The following discussion focuses on TNMP's operations except where otherwise noted.

Results Of Operations

   Overall Results

     TNP's income applicable to common stock was $7.4 million and $11.5 million for the three and six months ended June 30, 1997, respectively. TNP's income applicable to common stock decreased $0.4 million for the three months ended June 30, 1997, and increased $3.2 million for the six months ended June 30, 1997, when compared to the same periods of last year.

     TNMP's income applicable to common stock increased for the three months ended June 30, 1997, as a result of reduced interest expense, increased revenues from new transmission rates in Texas, the continued benefits from the implementation in August 1996 of a control area, and increased sales to industrial customers. Partially offsetting those increases was reduced sales to residential and commercial customers due to milder than normal weather. Facility Works, Inc. (Facility Works), incurred net operating losses of $1.4 million during the three months ended June 30, 1997. In addition, TNP's earnings per share were reduced due to a 19 percent increase in the number of weighted average common shares outstanding, due to the issuance of two million shares of common stock in October 1996.

     TNMP's income applicable to common stock increased $6.1 million for the six months ended June 30, 1997, due to the same reasons as discussed above. Facility Works incurred $2.4 million of net operating losses during the six months ended June 30, 1997. Weighted average common shares increased 20 percent for the six months ended June 30, 1997, which reduced TNP's earnings per share.

   Operating Revenues

     TNMP's operating revenues increased $10.3 million for the second quarter of 1997, and $36.7 million for the six months ended June 30, 1997, when compared to the corresponding periods of 1996. Second quarter base revenues decreased $0.4 million, while year-to-date base revenues increased $2.8 million.

     The components of TNMP's operating and base revenues are summarized in the following tables (in thousands):

                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                   ---------------------------           -------------------------
                                                                         Increase                              Increase
                                                 1997         1996      (Decrease)        1997       1996     (Decrease)
                                              _________    __________   __________    __________  _________   __________
         Operating revenues                   $ 132,361    $  122,020   $  10,341     $  258,584  $ 221,847   $  36,737

         Less pass-through items                 64,585        53,798      10,787        132,127     98,204      33,923
                                              _________    __________   __________    __________  _________   __________
         Base revenues                        $  67,776    $   68,222   $    (446)    $  126,457  $ 123,643   $   2,814
                                              =========    ==========   ==========    ==========  =========   ==========

                           Base revenues
                           -------------
                           Weather related                              $  (4,931)                   $   (5,517)
                           Price - sales mix and other                        (51)                          273
                           Customer growth                                    937                         1,792
                           Industrial - economy rate sales                  2,155                         4,116
                           Industrial - firm rate sales                    (1,112)                       (1,390)
                           Non industrial standby revenues                    817                         1,635
                           Transmission revenue                             4,173                         4,129
                           Unbilled revenue                                (2,246)                       (2,252)
                           Other electric revenue                            (188)                           28
                                                                        __________                   ___________
                                                                        $    (446)                   $    2,814
                                                                        ==========                   ===========

     Pass-through items are the portion of operating revenues that recover the costs of purchased power, fuel, and standby power from customers. These items affect customer rates but do not affect operating income. Explanations for the second quarter and year-to-date variances are discussed under "Results of Operations -- Operating Expenses."

     As detailed below, gigawatt-hour (GWH) sales increased due to increased economy rate sales which are low margin, high volume, and generally short-term.

     The components of GWH sales are summarized in the following table:

                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                                   ---------------------------               -------------------------
                                                                         Increase                               Increase
                                                 1997         1996      (Decrease)         1997       1996     (Decrease)
                                                ______       ______     __________        ______     ______    __________
         GWH sales:
         ----------
         Residential                                450           517         (67)           944      1,015        (71)
         Commercial                                 421           429          (8)           801        799          2
         Industrial:
           Firm                                     287           369         (82)           554        695       (141)
           Economy                                1,084           415         669          2,145        789      1,356
         Other                                       38            29           9             93         55         38
                                                _______      ________    _________        _______     ______     _______
               Total GWH sales                    2,280         1,759         521          4,537      3,353      1,184
                                                =======      ========    =========        =======     ======     ======

     The increases in the three and six month ended periods ended June 30, 1997, resulted from increased industrial economy sales, offset in part by reductions in firm industrial sales and weather-related sales reductions to residential and commercial customers. Economy industrial sales increased due to contractual agreements entered into with two existing cogeneration customers in mid-1996, whereby TNMP purchases the output from those cogeneration facilities and resells the power to those customers. Weather during the three months ended June 30, 1997, was much milder than normal, while weather for the three months ended June 30, 1996 was much hotter than normal. The combination of those two weather effects was a significant decrease in sales to residential and commercial customers for the three months ended June 30, 1997 when compared to the same period of last year.

     Firm industrial sales decreased for both the three and six months ended June 30, 1997. Over the last several years, cogeneration projects developed or considered by certain industrial customers resulted in TNMP offering economy rates to qualifying customers. Previously, those industrial customers had paid firm rates. The economy rates are designed to retain such customers, and to compete for and develop new loads.

   Operating Expenses

     Total operating expenses increased $12 million and $36.5 million for the three and six months ended June 30, 1997, as compared to the same periods of last year due primarily to an increase in pass-through expenses. The components of TNMP's operating expenses are summarized in the following table (in thousands):

                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                              ------------------------------------     -----------------------------------
                                                                         Increase                                Increase
                                                 1997         1996      (Decrease)          1997      1996      (Decrease)
                                              __________    __________  __________     ___________   _________   _________
         Pass-through expenses:
           Purchased power                    $  54,872     $  41,326   $  13,546      $  113,219    $ 73,961    $ 39,258
           Standby power                              -         1,216      (1,216)              -       2,771      (2,771)
           Fuel                                   9,713        11,256      (1,543)         18,908      21,472      (2,564)
                                              __________    __________  __________     ___________   _________   _________
         Total pass-through items                64,585        53,798      10,787         132,127      98,204      33,923

         Other operating expenses                31,344        30,850         494          60,498      60,516         (18)

         Income and other tax expenses           12,785        12,045         740          22,645      20,014       2,631
                                              __________    __________  __________     ___________   _________   _________

         Operating expenses                   $ 108,714     $  96,693   $  12,021      $  215,270    $178,734    $ 36,536
                                              ==========    ==========  ==========     ===========   =========   =========

   Pass-through Expenses

     Pass-through expenses consist of purchased power, standby power, and certain fuel costs. Current quarter and year-to-date pass-through expenses increased due to higher purchased power costs.

     Purchased Power. Purchased power costs, including standby, increased by $12.3 million and $36.5 million for the three and six months ended June 30, 1997, when compared to the same periods of 1996 due primarily to increased power requirements to meet higher economy sales to industrial customers. During the first quarter of 1996, purchased power supplier refunds of $6.7 million were passed through to Texas customers, which reduced purchased power expense for the six months ended June 30, 1996.

     Fuel. Fuel expense decreased for the three and six months ended June 30, 1997, due primarily to a reduction in GWH sales, exclusive of industrial economy sales. No fuel cost recovery is included in industrial economy rate sales. The majority of TNMP's monthly fuel costs are recovered in revenues through a fixed fuel factor per KWH approved by the PUCT. TNMP records as fuel expense the amount collected through this fixed fuel factor. Any difference between the amount collected and actual cost is deferred for collection/refund in future periods. See Note 3, for information regarding the June 30, 1997, fuel reconciliation filing with the PUCT.

   Other Operating Expenses, Income and Other Tax Expenses

     TNMP's other operating expenses for the three and six months ended June 30, 1997, were approximately the same when compared to the same periods last year. TNP's other operating expenses increased significantly for the three and six months ended June 30, 1997, when compared to the same periods last year, due to the inclusion of Facility Works operations during 1997. Facility Works had virtually no activity during the first half of 1996.

     TNMP's income and other tax expenses increased for the three and six months ended June 30, 1997, due to higher pre-tax income and additional gross receipts taxes. TNP's income tax expenses decreased for the three months ended June 30, 1997, due to lower pre-tax income and increased for the six months ended June 30, 1997, due to higher pre-tax income.

   Interest Expense

     Interest charges decreased $2.9 million and $5.7 million for the three and six months ended June 30, 1997. The decrease is attributed to reduced long-term debt levels and refinancing of debt at lower levels. Borrowings under the revolving credit facilities and an equity contribution from TNP in late 1996, resulting from a common stock sale, were used to redeem TNMP's higher interest rate bonds.

Financial Condition

   Liquidity

     The main sources of liquidity for TNMP are cash flow from operations and borrowings from credit facilities. TNMP's cash flow from operations improved for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, due to higher receipts from customers, net of fuel and purchased power payments, and the timing of income tax payments. As previously discussed, during the first quarter of 1996, TNMP refunded $6.7 million to customers. TNP's consolidated cash flow from operations also improved for the six months ended June 30, 1997, for the same reasons as discussed above; however, they were offset somewhat by $6.5 million of cash used by Facility Works in its operations. Currently, TNP's primary source of cash is dividends from TNMP.

     TNMP has two credit facilities with a total commitment of $250 million - the 1995 Facility ($150 million) and the 1996 Facility ($100 million). As of June 30, 1997, available unused credit under the 1995 Facility was $87 million, subject to interest coverage and capitalization tests. Under the 1995 Facility, TNMP can borrow up to $37 million of the unused commitment with no additional collateral and borrow the remainder of the unused commitment ($50 million) by pledging first mortgage bonds (FMBs) equal to the principal amount of such borrowings.

     There  is  currently  no  available  credit  under  the $100  million  1996
Facility. The interest rates under both facilities are based on the London Interbank Offered Rate (LIBOR). The interest rate margins on both facilities will decrease as the ratings on TNMP's FMBs improve.

     In January, TNMP used the credit facilities to retire $100.8 million of 11.25% Series T FMBs.

     TNMP has sufficient liquidity to satisfy the possibility of existing known contingencies. Management believes cash flow from operations and periodic borrowings under its two revolving credit facilities should be sufficient to meet working capital requirements and planned capital expenditures at least through 1998.

Regulatory Matters

   Community ChoiceSM

     New Mexico. On May 1, 1997, TNMP implemented Community Choice, its plan for transition to competition for its New Mexico service territory. The plan provides TNMP's customers the right to choose their energy provider after a three-year transition period. The plan freezes rates (including the recovery of purchased power) during the transition period, and allows for customer aggregation based on market forces. TNMP believes the plan will allow it to recover most, if not all, of its potential stranded costs in New Mexico; however, the actual recovery of stranded costs will depend on the future market and price for energy through May 1, 2000.

   Transition to Competition

     Texas. On July 31, 1997, TNMP filed a new plan for transition to competition with the PUCT and the communities within TNMP's service territory in Texas. Due to the numerous issues involved, TNMP can provide no assurance as to the timing or outcome of the new transition to competition plan in Texas. As discussed previously in Note 3 - Rate Filing with the PUCT and Texas Gulf Coast Cities, TNMP has filed traditional rate information with certain cities served by TNMP in the Texas gulf coast area, due to their request, in order to determine the reasonableness of TNMP's current rates.

   New Accounting Standards

     The Financial Accounting Standards Board has issued SFAS 128, Earnings per Share, which will become effective for financial statements ending December 31, 1997. SFAS 128 requires the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income applicable to common stock by the weighted average number of common shares outstanding and common stock equivalents. SFAS 128 will not materially change TNP's reported earnings per share.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Rate Filing with the PUCT and Texas Gulf Coast Cities, and Fuel Reconciliation

     See Note 3 for information regarding the rate filing with the PUCT and Texas Gulf Coast Cities, and the fuel reconciliation with the PUCT.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     At the annual meeting of the Company's shareholders on May 6, 1997, the shareholders (i) elected J.R. Holland, Jr., Harris L. Kempner and Carol D. Surles as Class 3 directors for three-year terms; (ii) approved an amendment to the TNP Enterprises Equity Incentive Plan that adds an additional performance measure to be achieved for a participant to earn and receive payment of performance-based stock awards; and (iii) ratified the appointment of Arthur Andersen LLP, Certified Independent Public Accountants, as independent auditors for 1997.

         The vote in the election of directors was as follows:

         J.R. Holland, Jr.:         For:  11,287,536 Withheld:  99,822
         Harris L. Kempner:         For:  11,297,188 Withheld:  90,170
         Carol D. Surles:           For:  11,287,466 Withheld:  99,892

     The vote in the amendment to the TNP Equity Incentive Plan was 10,848,916 for, 413,160 against, and 125,282 abstaining.

     The vote in the ratification of Arthur Andersen LLP, Certified Independent Public Accountants, as independent auditors was 11,136,871 for, 147,909 against, and 102,578 abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are filed with this report;

         27(a)    Financial Data Schedule for TNP.

         27(b)    Financial Data Schedule for TNMP.

(b)      Reports on Form 8-K - None


Statement Regarding Forward Looking Information

     The discussions in this document that are not historical facts, including, but not limited to, the outcome of current and future rate/regulatory proceedings, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: legislation in the states TNMP serves affecting the regulation of TNMP's business; changes in regulations affecting TNP and TNMP's businesses; results of regulatory proceedings affecting TNP and TNMP's operations; future acquisitions or strategic partnerships; general business and economic conditions; negotiations regarding TNMP's proposal regarding transition to competition; and other factors described from time to time in TNP and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                TNP ENTERPRISES, INC. AND
                            TEXAS-NEW MEXICO POWER COMPANY


                            By \s\ MANJIT S. CHEEMA
                            Manjit S. Cheema
Date: August 1, 1997        Senior Vice President and as Chief Financial Officer


                            By \s\ SCOTT FORBES
                            Scott Forbes
Date: August 1, 1997        Controller and as Chief Accounting Officer