Form 10-Q
period 1997-09-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1997-10-31
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended September 30, 1997

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                  For the transition period from to

--------------------------------------------------------------------------------
                         Commission File Number: 1-8847

                             TNP ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

        Texas                                           75-1907501
________________________                 _______________________________________
(State of incorporation)                 (I.R.S. employer identification number)

        4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113
              (Address and zip code of principal executive offices)

         Registrant's telephone number, including area code 817-731-0099

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

TNP Enterprises, Inc. had 13,127,377 shares of common stock outstanding as of October 28, 1997.

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

                     TNP Enterprises, Inc. And Subsidiaries
                 Texas New-Mexico Power Company And Subsidiaries
 Combined Quarterly Report on Form 10-Q for the periods ended September 30, 1997

     This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

     TNP Enterprises, Inc. (TNP) and Subsidiaries:

       Consolidated Statements of Income
       Three and Nine Month Periods Ended September 30, 1997, and 1996         3

       Consolidated Statements of Cash Flows
       Nine Month Periods Ended September 30, 1997, and 1996                   4

       Consolidated Balance Sheets
       September 30, 1997, and December 31, 1996                               5

     Texas-New Mexico Power Company (TNMP) and Subsidiaries:

       Consolidated Statements of Income
       Three and Nine Month Periods Ended September 30, 1997, and 1996         6

       Consolidated Statements of Cash Flows
       Nine Month Periods Ended September 30, 1997, and 1996                   7

       Consolidated Balance Sheets
       September 30, 1997, and December 31, 1996                               8

     Notes to Consolidated Financial Statements                                9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    14

Item 5.  Other Information                                                    14

Item 6.  Exhibits and Reports on Form 8-K                                     14
         (a)   Exhibit Index                                                  14
         (b)   Reports on Form 8-K                                            14
         Signature page                                                       15

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   Three Months Ended                  Nine Months Ended
                                                     September 30,                       September 30,
                                           -----------------------------------------------------------------------
                                                1997              1996               1997              1996
                                           ----------------  ----------------   ----------------  ----------------
                                                           (In thousands except per share amounts)

OPERATING REVENUES                         $       197,558   $       159,280    $       461,981   $       381,127
                                           ----------------  ----------------   ----------------  ----------------

OPERATING EXPENSES:
  Purchased power                                   81,372            63,904            194,591           137,865
  Fuel                                              15,398            15,167             35,251            38,404
  Other operating and maintenance                   36,660            23,468             87,286            65,986
  Depreciation                                       9,860             9,580             29,307            28,584
  Taxes other than income taxes                      9,710             9,634             25,676            25,109
  Income taxes                                      10,173             7,790             15,444            12,329
                                           ----------------  ----------------   ----------------  ----------------
       Total operating expenses                    163,173           129,543            387,555           308,277
                                           ----------------  ----------------   ----------------  ----------------

NET OPERATING INCOME                                34,385            29,737             74,426            72,850
                                           ----------------  ----------------   ----------------  ----------------

OTHER INCOME:
  Other income and deductions, net                     511               905                956               852
  Income taxes                                         (22)              864                  1               910
                                           ----------------  ----------------   ----------------  ----------------
       Other income, net of taxes                      489             1,769                957             1,762
                                           ----------------  ----------------   ----------------  ----------------

INCOME BEFORE INTEREST CHARGES                      34,874            31,506             75,383            74,612
                                           ----------------  ----------------   ----------------  ----------------
INTEREST CHARGES:
  Interest on long-term debt                        13,075            16,256             39,989            49,380
  Other interest and amortization of
    debt-related costs                               1,105               958              3,159             2,547
                                           ----------------  ----------------   ----------------  ----------------
       Total interest charge                        14,180            17,214             43,148            51,927
                                           ----------------  ----------------   ----------------  ----------------

NET INCOME                                          20,694            14,292             32,235            22,685
Dividends on preferred stock                            40                42                120               126
                                           ----------------  ----------------   ----------------  ----------------

INCOME APPLICABLE TO COMMON STOCK          $        20,654   $        14,250    $        32,115   $        22,559
                                           ================  ================   ================  ================


EARNINGS PER SHARE OF COMMON STOCK         $          1.57   $          1.29    $          2.44   $          2.05
                                           ================  ================   ================  ================

DIVIDENDS PER SHARE OF COMMON STOCK        $         0.245   $         0.245    $         0.735   $         0.685
                                           ================  ================   ================  ================

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING                13,188            11,080             13,164            11,029
                                           ================  ================   ================  ================



The accompanying notes are an integral part of these consolidated financial statements.


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                           September 30,
                                                               ----------------------------------------
                                                                    1997                  1996
                                                               -----------------    -------------------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                 $        438,252     $          374,529
  Purchased power                                                      (183,025)              (138,326)
  Fuel costs paid                                                       (29,367)               (37,292)
  Cash paid for payroll and to other suppliers                          (82,066)               (63,226)
  Interest paid, net of amounts capitalized                             (46,345)               (62,137)
  Income taxes paid                                                      (3,698)               (11,596)
  Other taxes paid                                                      (26,870)               (23,777)
  Other operating cash receipts and payments, net                         1,636                  2,579
                                                               -----------------    -------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                68,517                 40,754
                                                               -----------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                            (20,100)               (20,563)
  Additions to other property and nonregulated investments               (2,017)                     -
                                                               -----------------    -------------------
NET CASH USED IN INVESTING ACTIVITIES                                   (22,117)               (20,563)
                                                               -----------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                          (9,733)                (7,644)
  Common stock issuances                                                  3,212                  1,410
  Borrowings from (repayments to) revolving credit
    facilities - net                                                     64,000                (10,000)
  Redemptions:
     Other long-term debt                                                  (161)                   835
     Obligation - FWI investment aquisition                                (300)                     -
     First mortgage bonds                                              (100,800)               (10,550)
                                                               -----------------    -------------------

NET CASH USED IN FINANCING ACTIVITIES                                   (43,782)               (25,949)
                                                               -----------------    -------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                   2,618                 (5,758)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          8,387                 21,105
                                                               -----------------    -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $         11,005     $           15,347
                                                               =================    ===================

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                   $         32,235     $          22,685
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation                                                        29,307                28,566
     Amortization of debt-related costs and other
       deferred charges                                                   2,861                 3,390
     Allowance for borrowed funds used during
       construction                                                         (30)                  (78)
     Deferred income taxes                                                9,187                 4,711
     Investment tax credits                                              (1,509)                  926

Cash flows impacted by changes in current assets
    and liabilities:
     Deferred purchased power and fuel costs                              7,234                (6,859)
     Accounts payable                                                    15,709                 8,893
     Accrued interest                                                    (6,028)               (7,739)
     Accrued taxes                                                        2,875                (4,468)
     Changes in other current assets and liabilities                    (20,683)               (8,721)
Other, net                                                               (2,641)                 (552)
                                                               -----------------    -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $         68,517     $          40,754
                                                               =================    ===================


The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30, 1997     December 31,
                                                                  (Unaudited)              1996
                                                                 ---------------    ----------------
                                                                         (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                 $    1,230,228     $     1,215,355
  Construction work in progress                                           1,250                 906
                                                                 ---------------    ----------------
            Total                                                     1,231,478           1,216,261
  Less accumulated depreciation                                         306,508             282,322
                                                                 ---------------    ----------------
            Net utility plant                                           924,970             933,939
                                                                 ---------------    ----------------

OTHER PROPERTY AND INVESTMENTS, at cost                                   5,736               3,927
                                                                 ---------------    ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                              11,005               8,387
  Receivables:
       Customer                                                          27,487              16,362
       Other                                                             13,715                 594
  Inventories, at lower of average cost or market:
       Fuel                                                                 519                 367
       Materials and supplies                                             5,048               6,384
  Deferred purchased power and fuel costs                                     -               3,565
  Accumulated deferred income taxes                                       1,831               1,937
  Other current assets                                                    2,008                 527
                                                                 ---------------    ----------------
            Total current assets                                         61,613              38,123
                                                                 ---------------    ----------------

DEFERRED CHARGES                                                         27,917              30,795
                                                                 ---------------    ----------------
                                                                 $    1,020,236     $     1,006,784
                                                                 ===============    ================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.
         Authorized 50,000,000 shares; issued
         13,126,477 shares in 1997 and
         13,006,492 in 1996                                      $      186,983     $       183,771
       Retained earnings                                                117,204              94,703
                                                                 ---------------    ----------------
            Total common shareholders' equity                           304,187             278,474

  Preferred stock                                                         3,420               3,420
  Long-term debt, less current maturities                               497,041             533,964
                                                                 ---------------    ----------------
            Total capitalization                                        804,648             815,858
                                                                 ---------------    ----------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                      100                 138
  Accounts payable                                                       44,155              28,446
  Accrued interest                                                        4,851              10,879
  Accrued taxes                                                          21,708              18,833
  Customers' deposits                                                     3,179               2,662
  Deferred purchased power and fuel costs                                 3,669                   -
  Other current liabilities                                              11,117              11,797
                                                                 ---------------    ----------------
            Total current liabilities                                    88,779              72,755
                                                                 ---------------    ----------------

REGULATORY TAX LIABILITIES                                                1,006              10,963
ACCUMULATED DEFERRED INCOME TAXES                                        87,801              74,844
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                              24,305              19,734
DEFERRED CREDITS                                                         13,697              12,630
COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)
                                                                 ---------------    ----------------
                                                                 $    1,020,236     $     1,006,784
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

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months Ended                 Nine Months Ended
                                                    September 30,                     September 30,
                                           ---------------------------------------------------------------------
                                                 1997              1996              1997             1996
                                           ----------------  ---------------    ---------------  ---------------
                                                                        (In thousands)

OPERATING REVENUES                         $       187,035   $      157,453     $      445,619   $      379,300
                                           ----------------  ---------------    ---------------  ---------------

OPERATING EXPENSES:
  Purchased power                                   81,372           63,904            194,591          137,865
  Fuel                                              15,398           15,167             35,251           38,404
  Other operating and maintenance                   21,155           20,139             61,373           62,657
  Depreciation of utility plant                      9,764            9,562             29,099           28,566
  Taxes other than income taxes                      9,541            9,195             25,149           24,670
  Income taxes                                      11,771            8,249             18,808           12,788
                                           ----------------  ---------------    ---------------  ---------------
       Total operating expenses                    149,001          126,216            364,271          304,950
                                           ----------------  ---------------    ---------------  ---------------

NET OPERATING INCOME                                38,034           31,237             81,348           74,350
                                           ----------------  ---------------    ---------------  ---------------

OTHER INCOME:
  Other income and deductions, net                     322              226                674              584
  Income taxes                                         (22)           1,008                  1              910
                                           ----------------  ---------------    ---------------  ---------------
       Other income, net of taxes                      300            1,234                675            1,494
                                           ----------------  ---------------    ---------------  ---------------

INCOME BEFORE INTEREST CHARGES                      38,334           32,471             82,023           75,844
                                           ----------------  ---------------    ---------------  ---------------

INTEREST CHARGES:
  Interest on long-term debt                        13,075           16,256             39,989           49,380
  Other interest and amortization of
    debt-related costs                               1,103              958              3,157            2,547
                                           ----------------  ---------------    ---------------  ---------------
       Total interest charges                       14,178           17,214             43,146           51,927
                                           ----------------  ---------------    ---------------  ---------------

NET INCOME                                          24,156           15,257             38,877           23,917
Dividends on preferred stock                            40               42                120              126
                                           ----------------  ---------------    ---------------  ---------------

INCOME APPLICABLE TO COMMON STOCK          $        24,116   $       15,215     $       38,757   $       23,791
                                           ================  ===============    ===============  ===============



The accompanying notes are an integral part of these consolidated financial statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        Nine Months Ended
                                                                          September 30,
                                                               -----------------------------------
                                                                      1997               1996
                                                               -----------------   ---------------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                 $        428,961    $      376,235
  Purchased power                                                      (183,025)         (138,326)
  Fuel costs paid                                                       (29,367)          (37,292)
  Cash paid for payroll and to other suppliers                          (58,413)          (64,594)
  Interest paid, net of amounts capitalized                             (46,343)          (57,247)
  Income taxes paid                                                      (3,187)          (10,538)
  Other taxes paid                                                      (26,845)          (24,887)
  Other operating cash receipts and payments, net                         1,354              (349)
                                                               -----------------   ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                83,135            43,002
                                                               -----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                            (20,083)          (20,563)
  Withdrawal from escrow account                                          1,670                 -
                                                               -----------------   ---------------

CASH FLOWS USED IN INVESTING ACTIVITIES                                 (18,413)          (20,563)
                                                               -----------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                         (30,420)           (7,626)
  Borrowings from (repayments to) revolving credit
    facilities - net                                                     64,000           (10,000)
  First mortgage bond redemption                                       (100,900)          (10,550)
                                                               -----------------   ---------------

NET CASH USED IN FINANCING ACTIVITIES                                   (67,320)          (28,176)
                                                               -----------------   ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  (2,598)           (5,737)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          5,115            14,450
                                                               -----------------   ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $          2,517    $        8,713
                                                               =================   ===============

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                   $         38,877    $       23,917
  Adjustments to reconcile net income to net cash
    provided by operating activities:
     Depreciation of utility plant                                       29,099            28,566
     Amortization of debt-related costs and other
       deferred charges                                                   2,861             3,390
     Allowance for borrowed funds used during construction                  (30)              (78)
     Deferred income taxes                                               10,538             4,787
     Investment tax credits                                              (1,510)              947

Cash flows impacted by changes in current assets and liabilities:
     Deferred purchased power and fuel costs                              7,234            (6,859)
     Accounts payable                                                    15,016             8,077
     Accrued interest                                                    (6,028)           (7,739)
     Accrued taxes                                                        5,014            (4,415)
     Changes in other current assets and liabilities                    (15,200)           (7,415)
Other, net                                                               (2,736)             (176)
                                                               -----------------   ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                      $         83,135    $       43,002
                                                               =================   ===============


The accompanying notes are an integral part of these consolidated financial statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                                                September 30, 1997      December 31,
                                                                    (Unaudited)            1996
                                                                 ---------------     ----------------
                                                                            (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                 $    1,230,211      $     1,215,355
  Construction work in progress                                           1,250                  906
                                                                 ---------------     ----------------
            Total                                                     1,231,461            1,216,261
  Less accumulated depreciation                                         306,508              282,322
                                                                 ---------------     ----------------
            Net utility plant                                           924,953              933,939
                                                                 ---------------     ----------------

OTHER PROPERTY AND INVESTMENTS, at cost                                     214                1,884
                                                                 ---------------     ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                               2,517                5,115
  Receivables:
       Customer                                                          19,869               15,521
       Other                                                             14,023                1,196
  Inventories, at lower of average cost or market:
       Fuel                                                                 519                  367
       Materials and supplies                                             5,048                6,384
  Deferred purchased power and fuel costs                                     -                3,565
  Accumulated deferred income taxes                                       1,831                1,937
  Other current assets                                                      678                  128
                                                                 ---------------     ----------------
            Total current assets                                         44,485               34,213
                                                                 ---------------     ----------------

DEFERRED CHARGES                                                         29,057               32,121
                                                                 ---------------     ----------------
                                                                 $      998,709      $     1,002,157
                                                                 ===============     ================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share.
            Authorized 12,000,000 shares; issued 10,705 shares   $          107      $           107
       Capital in excess of par value                                   222,133              222,133
       Retained earnings                                                 73,765               65,308
                                                                 ---------------     ----------------
            Total common shareholder's equity                           296,005              287,548

  Redeemable cumulative preferred stock                                   3,420                3,420
  Long-term debt, less current maturities                               496,900              533,800
                                                                 ---------------     ----------------
            Total capitalization                                        796,325              824,768
                                                                 ---------------     ----------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                      100                  100
  Accounts payable                                                       42,270               27,254
  Accrued interest                                                        4,851               10,879
  Accrued taxes                                                          21,915               16,901
  Customers' deposits                                                     3,179                2,662
  Deferred purchased power and fuel costs                                 3,669                    -
  Other current liabilities                                               7,794               10,993
                                                                 ---------------     ----------------
            Total current liabilities                                    83,778               68,789
                                                                 ---------------     ----------------

REGULATORY TAX LIABILITIES                                                1,006               10,963
ACCUMULATED DEFERRED INCOME TAXES                                        79,948               65,860
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                              23,955               19,164
DEFERRED CREDITS                                                         13,697               12,613
COMMITMENTS AND CONTINGENCIES (Notes 2 and 4)
                                                                 ---------------     ----------------
                                                                 $      998,709      $     1,002,157
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

     Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholders equity.

Note 2.  Income Taxes

     As indicated in the 1996 Combined Annual Report on Form 10-K, an Internal Revenue Service (IRS) revenue agent involved in auditing TNP's 1990 and 1991 consolidated fedIeral income tax returns recommended, in March 1995, that a private letter ruling concerning eligibility of the TNP One generating plant for investment tax credit (ITC) be revoked retroactively. On July 29, 1997, TNP received notification from the IRS that revoked the private letter ruling. However, the IRS has granted full relief from the effects of this revocation and has allowed TNP to rely on the private letter ruling as issued. The current ruling will have no material effect on the amount of ITC previously recognized.

Note 3.  Regulatory Matters

Texas Rate Filing and Transition to Competition Plan

     In December 1996, certain cities in the Texas gulf coast area (Gulf Coast Cities) served by TNMP passed resolutions requiring TNMP to file complete rate information with those cities. On July 31, 1997, TNMP filed the required traditional rate information, based on the test year ended December 31, 1996, with the Gulf Coast Cities. Agreements with the cities provide that any rate reduction resulting from the city ordinances requiring the traditional rate filing will be placed into effect retroactive to May 15, 1997. Based on its analysis, TNMP believes the filing supports the reasonableness of TNMP's current rates.

     Simultaneous with the Gulf Coast Cities rate filing, the company filed a transition to competition plan with the PUCT and all of its Texas cities. The transition to competition plan proposes a five year transition period, with a series of rate reductions for residential, commercial and municipal customers beginning in 1998. At the end of the transition period, TNMP's Texas customers would be allowed to choose their energy supplier. The plan provides the opportunity for TNMP to recover an estimate of its stranded costs during the transition period, and establishes a Competitive Transition Charge (CTC) to recover any stranded cost that remains at the end of the transition period over the subsequent five years.

     TNMP does not expect a final resolution of the Gulf Coast Cities rate filing or the transition to competition plan before the first quarter of 1998.

Texas Transmission Access

     During 1996, the PUCT passed a wholesale transmission access rule which established a regional method of transmission pricing, terms, and conditions. The purpose of this rule is to increase competition in wholesale energy sales within Texas and establish an Independent System Operator for the Electric Reliability Council of Texas transmission system. The new transmission fee structure was scheduled to start in early 1997. However, during the first quarter of 1997 several Texas utilities unsuccessfully petitioned the PUCT to revise the new transmission rules, and subsequently filed an appeal in a state district court. During the second quarter of 1997, TNMP implemented the new rules upon the PUCT's approval of tariffs. Implementation has resulted in a favorable earnings impact as reported under "MD&A - Results Of Operations".

Fuel Reconciliation Filing

     On June 30, 1997, TNMP filed a reconciliation of fuel expenses for the period September 30, 1993, to December 31, 1996, with the PUCT. At the beginning of the reconciliation period TNMP had a cumulative under-recovery of $11 million, and had a $4.4 million under-recovery as of the end of the reconciliation period. TNMP believes that the total fuel costs incurred during the reconciliation period were reasonable and necessary to provide reliable electric service. In the filing, TNMP proposed no change to the fixed fuel factor, and plans to collect the under-recovery that existed as of the end of the reconciliation period through the existing fixed fuel factor.

Note 4.  Accounting for the Effects of Regulation

     TNP's and TNMP's consolidated financial statements reflect the application of certain accounting standards, including Statement of Financial Accounting Standard (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation," which provide for recognition of the economic effects of rate regulation. On May 1, 1997, TNMP placed into effect its transition to competition plan in New Mexico. On July 31, 1997, TNMP filed a new plan for transition to competition with the PUCT. Additional information regarding these two transition plans is provided under "MD&A--Regulatory Matters." Continued applicability of SFAS 71 to TNP's and TNMP's financial statements requires that rates set by an independent regulator on a cost-of-service basis can actually be charged to and collected from customers. Management believes that as of September 30, 1997, and for the foreseeable future, TNP and TNMP satisfy the criteria for accounting in accordance with SFAS 71.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A)

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

Results Of Operations

   Overall Results

     TNP's income applicable to common stock was $20.7 million and $32.1 million for the three and nine months ended September 30, 1997, respectively. TNP's income applicable to common stock increased $6.4 million for the three months ended September 30, 1997, and increased $9.6 million for the nine months ended September 30, 1997, when compared to the same periods of last year.

     TNMP's income applicable to common stock was $24.1 million for the three months ended September 30, 1997, an increase of $8.9 million when compared to the same period of last year, due to increased base revenues, as detailed below, in addition to a reduction in interest expense. Facility Works incurred net operating losses of $3.0 million during the three months ended September 30, 1997, compared to losses of $0.9 million for the same period last year. In addition, TNP's earnings per share were reduced due to a 19 percent increase in the number of weighted average common shares outstanding, that resulted from the issuance of two million shares of common stock in October 1996.

     TNMP's income applicable to common stock was $38.8 million for the nine months ended September 30, 1997, an increase of $15.0 million due to a reduction in interest expense, increased base revenues as detailed below, and the benefits from the implementation in August 1996 of a control area. Facility Works incurred $5.5 million of net operating losses during the nine months ended September 30, 1997, compared to $1.0 million of losses for the corresponding period last year. Weighted average common shares increased 19 percent for the nine months ended September 30, 1997, which reduced TNP's earnings per share.

   Operating Revenues

     TNMP's operating revenues increased $29.6 million for the third quarter of 1997, and $66.3 million for the nine months ended September 30, 1997, when compared to the corresponding periods of 1996. Third quarter base revenues increased $12.2 million, while year-to-date base revenues increased $15.0 million.

     The components of TNMP's operating and base revenues are summarized in the following tables (in thousands):



                                  Three Months Ended September 30,                       Nine Months Ended September 30,
                           ----------------------------------------------     -------------------------------------------------
                                                              Increase                                             Increase
                              1997            1996           (Decrease)          1997              1996           (Decrease)
                           ------------    ------------     -------------     ------------     --------------    --------------
Operating revenues         $   187,035     $   157,453      $     29,582      $   445,619      $     379,300     $      66,319

Less pass-through items         95,770          78,372            17,398          227,897            176,577            51,320
                           ------------    ------------     -------------     ------------     --------------    --------------
Base revenues              $    91,265     $    79,081      $     12,184      $   217,722      $     202,723     $      14,999
                           ============    ============     =============     ============     ==============    ==============



                 Base Revenues
                 Weather related                            $       2,455                                        $      (3,063)
                 Price - sales mix and other                           41                                                  317
                 Customer growth                                    1,250                                                3,042
                 Industrial - economy rate sales                      896                                                5,016
                 Industrial - firm rate sales                        (960)                                              (2,350)
                 Unbilled revenue                                   4,535                                                2,283
                 Non industrial standby revenues                      247                                                1,882
                 Transmission revenue                               2,598                                                6,724
                 Other electric revenue                             1,122                                                1,148
                                                             -------------                                       --------------
                                                             $     12,184                                        $      14,999
                                                             =============                                       ==============



     Pass-through items are the portion of operating revenues that recover the costs of purchased power, fuel, and standby power from customers. These items affect customer rates but do not affect operating income. Explanations for the third quarter and year-to-date variances are discussed under "Results of Operations -- Operating Expenses."



         The components of GWH sales are summarized in the following table:


                                  Three Months Ended September 30,                 Nine Months Ended September 30,
                             --------------------------------------------     -------------------------------------------
                                                               Increase                                       Increase
GWH Sales                         1997            1996        (Decrease)         1997           1996        (Decrease)
                               ------------    -----------    ------------    -----------    ------------   ------------
Residential                            797            749              48          1,741           1,764            (23)
Commercial                             538            516              22          1,339           1,315             24
Industrial
        Firm                           315            309               6            869           1,010           (141)
        Economy                      1,115            696             419          3,260           1,475          1,785
Other   (including off-system)         296             28             268            389              87            302
                               ------------    -----------    ------------    -----------    ------------   ------------
        Total GWH Sales              3,061          2,298             763          7,598           5,651          1,947
                               ============    ===========    ============    ===========    ============   ============


     The increases in the three and nine month ended periods September 30, 1997, resulted primarily from increased industrial economy sales and off-system sales. Economy industrial sales increased due to contractual agreements entered into with two existing cogeneration customers in mid-1996, whereby TNMP purchases the output from those cogeneration facilities and resells the power to those customers. Three month ended sales also reflect increases in residential and commercial GWH due to customer growth and the favorable impact of hotter weather when compared to the same period in 1996. Nine month ended sales increases are offset in part by weather-related sales reductions to residential and commercial customers during the second quarter of 1997, and reductions in firm industrial sales. Over the last several years, cogeneration projects developed or considered by certain industrial customers resulted in TNMP offering economy rates to qualifying customers. Economy rates are generally low margin, high volume and short term in nature. Previously, those industrial customers had paid firm rates. The economy rates are designed to retain such customers and to compete for and develop new loads.

     Beginning  in  mid-1997   TNMP   significantly   increased  the  resale  of
electricity to off-system customers. These sales are generally made at low margins.

   Operating Expenses

     Total operating expenses increased $22.8 million and $59.3 million for the three and nine months ended September 30, 1997, as compared to the same periods of last year due primarily to an increase in pass-through expenses. The components of TNMP's operating expenses are summarized in the following table (in thousands):


                                     Three Months Ended September 30,                Nine Months Ended September 30,
                               ---------------------------------------------   -----------------------------------------------
                                                                  Increase                                        Increase
                                   1997             1996         (Decrease)       1997             1996          (Decrease)
                               -------------   ---------------   --------------------------     -----------      -------------
Pass-through expenses
     Purchased power           $     81,192    $       63,904    $   17,288    $   194,411      $  137,865       $     56,546
     Standby power                        -               336          (336)             -           3,108             (3,108)
     Fuel                            14,578            14,132           446         33,486          35,604             (2,118)
                               -------------   ---------------   -----------   ------------     -----------      -------------
Total pass-through items             95,770            78,372        17,398        227,897         176,577             51,320
Other operating expenses             31,919            30,400         1,519         92,417          90,915              1,502
Income and other taxes               21,312            17,444         3,868         43,957          37,458              6,499
                               -------------   ---------------   -----------   ------------     -----------      -------------
Operating expenses             $    149,001    $      126,216    $   22,785    $   364,271      $  304,950       $     59,321
                               =============   ===============   ===========   ============     ===========      =============

   Pass-through Expenses

     Pass-through expenses consist of purchased power, standby power, and certain fuel costs. Current quarter and year-to-date pass-through expenses increased due to higher purchased power costs.

     Purchased Power. Purchased power costs, including standby, increased by $17.0 million and $53.4 million for the three and nine months ended September 30, 1997, when compared to the same periods of 1996, due primarily to increased power requirements to meet higher economy sales to industrial customers and increased levels of off-system sales. During the first quarter of 1996, purchased power supplier refunds of $6.7 million were passed through to Texas customers, which reduced purchased power expense for the nine months ended September 30, 1996.

     Fuel. Fuel expense increased slightly for the three months ended September 30, 1997, due to increases in GWH sales in all rate classes. For the nine months ended September 30, 1997, fuel expense decreased slightly due primarily to lower industrial firm sales when compared to the same period in 1996. No fuel cost recovery is included in industrial economy rate sales. The majority of TNMP's monthly fuel costs are recovered in revenues through a fixed fuel factor per KWH approved by the PUCT. TNMP records as fuel expense the amount collected through this fixed fuel factor. Any difference between the amount collected and actual cost is deferred for collection/refund in future periods. See Note 3, for information regarding the June 30, 1997, fuel reconciliation filing with the PUCT.

   Other Operating Expenses, Income and Other Tax Expenses

     TNMP's other operating expenses for the three and nine months ended September 30, 1997, were slightly higher due in part to increased transmission costs associated with the transmission rules discussed in Note 3. Transmission expenses increased $0.8 million and $1.7 million respectively, when compared to the same periods last year.

     TNP's other operating expenses increased significantly for the three and nine months ended September 30, 1997, when compared to the same periods last year, due to the inclusion of Facility Works operations during 1997. Facility Works had virtually no activity during the first three quarters of 1996.

     TNP's and TNMP's income and other tax expenses increased for the three and nine months ended September 30, 1997, due to higher pre-tax income and additional gross receipts taxes.

   Interest Expense

     Interest charges decreased $3.0 million and $8.8 million for the three and nine months ended September 30, 1997. The decrease is attributed to reduced long-term debt levels and refinancing of debt at lower levels. Borrowings under the revolving credit facilities and an equity contribution from TNP in late 1996, resulting from a common stock sale, were used to redeem TNMP's higher interest rate bonds.

Financial Condition

   Liquidity

     The main sources of liquidity for TNMP are cash flow from operations and borrowings from credit facilities. TNMP's cash flow from operations increased by $40.1 million for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996, due to higher receipts from customers, net of fuel and purchased power payments, and lower interest payments. As previously discussed, during the first quarter of 1996, TNMP refunded $6.7 million to customers. TNP's consolidated cash flow from operations also improved for the nine months ended September 30, 1997, for the same reasons as discussed above; however, they were offset somewhat by $12.2 million of cash used by Facility Works in its operations. Currently, TNP's primary source of cash is dividends from TNMP.

     TNMP has two credit facilities with a total commitment of $250 million - the 1995 Facility ($150 million) and the 1996 Facility ($100 million). As of September 30, 1997, available unused credit under the 1995 Facility was $131 million, subject to interest coverage and capitalization tests. Under the 1995 Facility, TNMP can borrow up to $81 million of the unused commitment with no additional collateral and borrow the remainder of the unused commitment ($50 million) by pledging first mortgage bonds (FMBs) equal to the principal amount of such borrowings.

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

   Community Choice R

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

   Transition to Competition

     Texas. On July 31, 1997, TNMP filed a new plan for transition to competition with the PUCT and the communities within the company's service territory in Texas. TNMP does not expect a final resolution of the transition to competition plan before the first quarter of 1998, however, due to the numerous issues involved, no assurance can be provided as to the timing or outcome of the new transition to competition plan in Texas. As discussed previously in Note 3 - Texas Rate Filing and Transition to Competition Plan, TNMP has filed traditional rate information with certain cities served by the company in the Texas gulf coast area, due to their request, in order to determine the reasonableness of TNMP's current rates.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     See Note 3 for information regarding the rate filing with the Texas Gulf Coast Cities, the transition to competition plan filed with the PUCT and the fuel reconciliation with the PUCT.

     TNMP is the  defendant  in a suit styled  Clear Lake  Cogeneration  Limited
Partnership vs. Texas-New Mexico Power Company, filed in the 234th District Court of Harris County, Texas on October 2, 1997, and served on TNMP on October
21. The suit has arisen from disagreements between Clear Lake Limited Partnership (Clear Lake) and TNMP over the interpretation of certain provisions of a purchased power agreement between Clear Lake and TNMP under which TNMP purchases cogenerated electricity from Clear Lake. Clear Lake disputes several charges for which TNMP has billed Clear Lake, alleges that TNMP has failed to abide by contractual language concerning several issues, and seeks an unspecified level of damages. TNMP has not yet answered this lawsuit and is currently evaluating its legal position. TNMP expects, however, that it will vigorously contest the lawsuit.

     TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, filed in the 149th State District Court of Brazoria County, Texas on October 1, 1997, and served on TNMP on October 21. The suit is based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips is seeking the recovery of damages arising from the interruption. TNMP has not yet answered this lawsuit and is currently evaluating its legal position. TNMP expects, however, that it will vigorously contest this lawsuit.


     TNMP is the defendant in a lawsuit styled El Paso Electric Company vs. Texas-New Mexico Power Company, filed in the Third Judicial District of Dona Ana County, New Mexico. The suit was filed on August 29, 1997, after TNMP commenced proceedings before the New Mexico Public Utility Commission to seek a certificate of convenience and necessity to serve portions of proposed real estate developments adjacent to and near an international border crossing at Santa Theresa, New Mexico, located near El Paso, Texas. El Paso Electric Company ("EPE"), which has also intervened in the regulatory proceeding, has alleged, in this suit, that TNMP has tortiously interfered with EPE's contract to provide electrical service to a Santa Theresa real estate development. EPE did not specify a damage amount. TNMP is vigorously contesting this lawsuit, and has filed a motion to dismiss the suit. The suit is in the discovery phase.

Item 5.  Other Information

     On September 16, 1997, the board of directors appointed Larry G. Wheeler to the board of TNP and TNMP effective October 1, 1997. Mr. Wheeler fills the position vacated by the resignation of Dwight R. Spurlock on May 1, 1997.

Item 6.  Exhibits and Reports on Form 8-K

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


(Registrant)                                     TNP ENTERPRISES, INC. AND
                                                 TEXAS-NEW MEXICO POWER COMPANY



Date: October 31, 1997      By \s\ MANJIT S. CHEEMA
                               -------------------------------------------------
                               Manjit S. Cheema
                               Senior Vice President and Chief Financial Officer


Date: October 31, 1997      By \s\ SCOTT FORBES
                               -------------------------------------------------
                               Scott Forbes
                               Controller and as Chief Accounting Officer