Form 10-K405
period 1997-12-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1998-03-18
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   ___________


                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X) COMBINED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1997

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

________________________________________________________________________________

                              TNP ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)

                           4100 International Plaza,
                               P. O. Box 2943,                   Commission File
     Texas                 Fort Worth, Texas 76113                Number: 1-8847
   -----------           ---------------------------              --------------
   (State of             (Address and zip code of
  incorporation)        principal executive offices)

     Telephone number, including area code: 817-731-0099     75-1907501
                                            ------------     ----------
                                                             (I.R.S. employer
                                                             identification no.)
Securities registered pursuant to Section 12(b) of the Act:
                           Shares Outstanding              Name of each exchange
 Title of each class       on January 30, 1998              on which registered
---------------------      -------------------             ---------------------

Common stock, no par value       13,184,489              New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \X\

     The aggregate market value of TNP Enterprises, Inc. common stock held by nonaffiliates on January 30, 1998, was $435,870,418 based on the common stock's closing price on the New York Stock Exchange on the same date of $33.44 per share.
             ______________________________________________________

                         TEXAS-NEW MEXICO POWER COMPANY
             (Exact name of registrant as specified in its charter)

                            4100 International Plaza,
                                 P. O. Box 2943,                 Commission File
   Texas                     Fort Worth, Texas 76113             Number: 2-97230
 ----------                  ------------------------            ---------------
(State of                    (Address and zip code of
incorporation)              principal executive offices)

    Telephone number, including area code: 817-731-0099          75-0204070
                                           ------------          ----------
                                                             (I.R.S. employer
                                                             identification no.)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                                           Name of each exchange
Title of each class                                         on which registered
-------------------                                         --------------------

First mortgage bonds: Series M, 8.7%
due 2006 and Series U, 9.25% due 2000                              None

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

________________________________________________________________________________

                       DOCUMENTS INCORPORATED BY REFERENCE
    Document                                             Part Where Incorporated
    --------                                             -----------------------

Proxy Statement for 1998 Annual Meeting of
Holders of TNP Enterprises, Inc. Common Stock                       III

                      TNP ENTERPRISES INC. AND SUBSIDIARIES
                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997

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

                                TABLE OF CONTENTS


Glossary of Terms...........................................................   3

                                     Part I
Item 1.   BUSINESS..........................................................   4
          Introduction......................................................   4
          TNMP's Service Areas..............................................   4
          Seasonality of Business...........................................   5
          Sources of Energy.................................................   5
          Government Regulation.............................................   6
          Employees and Executive Officers..................................   6
Item 2.   PROPERTIES........................................................   8
          Generating Facilities.............................................   8
          Transmission and Distribution Facilities..........................   8
          Administrative and Service Facilities.............................   8
Item 3.   LEGAL PROCEEDINGS.................................................   8
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............   8

                                     Part II

Item 5.   MARKET FOR REGISTRANTS' COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS...................................   9
Item 6.   SELECTED FINANCIAL DATA...........................................  10
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS...............................  12
          Competitive Conditions............................................  12
          Results of Operations.............................................  13
          Liquidity and Capital Resources...................................  16
          Other Matters.....................................................  17
Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........  17
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................  18
          TNP Enterprises, Inc. and Subsidiaries............................  22
          Texas-New Mexico Power Company and Subsidiaries...................  27
          Notes to Consolidated Financial Statements........................  32
          Selected Quarterly Consolidated Financial Data....................  43
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE...............................  43

                                    Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................  44
          Directors.........................................................  44
          Executive Officers................................................  44
Item 11.  EXECUTIVE COMPENSATION............................................  44
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....  44
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................  44

                                     Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K...  44

                      TNP ENTERPRISES INC. AND SUBSIDIARIES
                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1997


                                Glossary of Terms

     As used in this combined report, the following abbreviations, acronyms, or capitalized terms have the meanings set forth below:

Abbreviation, Acronym,
or Capitalized Term                          Meaning
----------------------                       -------

AFUDC ............ Allowance for borrowed funds used during construction
Bond Indenture ... Document pursuant to which FMBs are issued
Clear Lake ....... Clear Lake Cogeneration Limited Partnership
EPE .............. El Paso Electric Company
EPS .............. Earnings (loss) per share of common stock
ERCOT ............ Electric Reliability Council of Texas
FWI .............. Facility Works, Inc., a wholly owned subsidiary of TNP
FERC ............. Federal Energy Regulatory Commission
FMB(s) ........... One or more First Mortgage Bonds issued by TNMP
GWH .............. Gigawatt-Hours
IRS .............. Internal Revenue Service
ITC .............. Investment Tax Credits
KWH .............. Kilowatt-Hours
MW ............... Megawatts
MWH .............. Megawatt-Hours
NMPUC ............ New Mexico Public Utility Commission
PPM .............. PPM America, Inc.
PUCT ............. Public Utility Commission of Texas
SPS .............. Southwestern Public Service Company
SFAS ............. Statement of Financial Accounting Standards
TEP .............. Tucson Electric Power Company
TGC .............. Texas Generating Company, a wholly owned subsidiary of TNMP
TGC II ........... Texas Generating Company II, a wholly owned subsidiary of
                   TNMP
TNP One .......... A two-unit,  lignite-fueled,  circulating fluidized-bed generating plant located in Robertson County, Texas
TNMP ............. Texas-New Mexico Power Company, a wholly owned subsidiary of
                   TNP
TNP .............. TNP Enterprises, Inc.
TU ............... Texas Utilities Electric Company
Unit 1 ........... The first electric generating unit of TNP One
Unit 2 ........... The second electric generating unit of TNP One

Statement Regarding Forward Looking Information

     The discussions in this document that are not historical facts, including, but not limited to, the outcome of current and future rate/regulatory proceedings, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: legislation in the states TNMP serves affecting the regulation of TNMP's business; changes in regulations affecting TNP and TNMP's businesses; results of regulatory proceedings affecting TNP and TNMP's operations; future acquisitions or strategic partnerships; general business and economic conditions; negotiations regarding TNMP's proposal regarding transition to competition in its Texas service area; and other factors described from time to time in TNP's and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                                     PART I
                                     ------

Item 1.      BUSINESS.

Introduction

     TNP was organized as a holding company in 1983 and transacts business through its subsidiaries. TNMP is a public utility engaged in generating, purchasing, transmitting, distributing, and selling electricity to customers in Texas and New Mexico. TNMP's predecessor was organized in 1925. TNMP has two subsidiaries, TGC and TGC II, both of which were organized to facilitate TNMP's acquisitions of TNP One, Unit 1 and Unit 2, in 1990 and 1991, respectively.

     FWI is a wholly owned subsidiary of TNP that began operations in 1996. FWI provides integrated mechanical, electrical, plumbing, and other maintenance and repair services to commercial customers in Texas metropolitan areas. FWI was engaged in construction activities in 1996 and 1997; however, this segment was discontinued in late 1997. The impact of these discontinued operations to TNP's results of operations are described in Item 7, "Results of Operations--Overall Results," and Note 4.

     TNP, TNMP, TGC, TGC II and FWI are all Texas corporations. Their executive offices are located at 4100 International Plaza, P.O. Box 2943, Fort Worth, Texas 76113 and the telephone number is (817) 731-0099. Unless otherwise indicated, all financial information in this report is presented on a consolidated basis.

TNMP's Service Areas

     TNMP provides electric service to 85 Texas and New Mexico municipalities and adjacent rural areas with more than 222,000 customers. TNMP's service areas are organized into three operating regions: the Gulf Coast Region, the North-Central Region, and the Mountain Region. In addition, power marketing activities represent an emerging opportunity for TNMP. Additional information regarding power marketing sales is provided in Item 7, "Results of Operations--Operating Revenues."

   Gulf Coast Region

     The Gulf Coast Region includes the area along the Texas Gulf Coast between Houston and Galveston. The oil and petrochemical industries, agricultural industry and general commercial activity in the Houston area support the economy of this area.

   North-Central Region

     The North-Central Region extends from Lewisville, Texas, which is 10 miles north of Dallas-Fort Worth International Airport, to municipalities along the Red River. TNMP provides electric service to a variety of commercial, agricultural and petroleum industry customers in this area. This region also includes municipalities and communities south and west of Fort Worth. This area's economy depends largely on agriculture and, to a lesser extent, tourism and oil production.

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

     TNMP's sales in all regions are primarily to retail customers. TNMP's power marketing sales represent resale of electricity to customers outside TNMP's system. Revenues contributed by each operating sector and its percentage of total operating revenues in 1997, 1996, and 1995, respectively, are set forth in the following table. No single customer accounted for more than 10% of operating revenues during the years presented in the table.

                           Operating Revenues ($000s)

          Sector                   1997                         1996                          1995
     ---------------      --------------------          -----------------------       -----------------------
     Gulf Coast           $  315,596     54.3%          $  269,535        53.6%       $  250,165        51.5%
     North-Central           144,098     24.8              134,236        26.7           130,200        26.8
     Panhandle                     -        -                    -           -             7,322         1.5
     Mountain                107,243     18.5               98,966        19.7            98,136        20.2
     Power Marketing          13,756      2.4                    -           -                 -           -
                          ----------    ------          ----------       ------       ----------       ------
        Total             $  580,693    100.0%          $  502,737       100.0%       $  485,823       100.0%
                          ==========    ======          ==========       ======       ==========       ======


   Franchises and Certificates of Public Convenience and Necessity

     TNMP holds 83 franchises with terms ranging from 20 to 50 years and two franchises with indefinite terms from the 85 municipalities to which it provides electric service. These franchises will expire on various dates from 1998 to 2039. Three Texas franchises, composing 28% of total company revenues, are scheduled to expire in 1998 and 1999. However, Texas law does not require an electric utility to execute a franchise agreement with a Texas municipality to be entitled to provide or continue to provide electrical service within the municipality. A franchise agreement documents the mutually agreeable terms under which the service will be provided. TNMP intends to negotiate and execute new or amended franchise agreements to be effective before existing franchises expire.

     TNMP also holds PUCT certificates of public convenience and necessity covering all Texas areas that TNMP serves. These certificates include terms that are customary in the public utility industry. TNMP generally has not been required to have certificates of public convenience and necessity to provide electric power in New Mexico.

Seasonality of Business

     TNMP experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 1997, approximately 42% of annual revenues were recorded in June, July, August, and September.

Sources of Energy

     TNMP owns one 300 MW lignite-fueled generating facility, TNP One. During 1997, TNP One provided approximately 20% of TNMP's total energy requirements. Power generated at TNP One is transmitted over TNMP's own transmission lines to other utilities' transmission systems for delivery to TNMP's Texas service area systems. To maintain a reliable power supply for its customers and to coordinate interconnected operations, TNMP is a member of the ERCOT and the Western Systems Coordinating Council.

     TNMP purchases the remainder of its electricity from various suppliers with diversified fuel sources. During 1997, approximately 81% of the purchases of power were made under firm contracts, while 19% was purchased through short-term spot market purchases. The availability and cost of purchased power to TNMP is subject to changes in supplier costs, regulations and laws, fuel costs, and other factors. TNMP continues to pursue various opportunities to reduce purchased power costs.

     The following table sets forth certain information concerning TNMP's sources of electric energy in 1997.

                                                 Year Contract      Percent of
                                                   Expires       Energy Provided
                                                 -------------   ---------------
    TEXAS
    -----
    Generation
    TNP One....................................        -                26%

    Purchased Power
    Texas Utilities (1)........................      2002               20
    Clear Lake Cogeneration L.P................      2004               16
    Other (primarily cogenerators).............      Various            38
                                                                       ----
      Total                                                            100%
                                                                       ====
    NEW MEXICO
    ----------
    Purchased Power
    Public Service Co. of New Mexico(2)........      1999               12%
    El Paso Electric Co........................      2002               12
    New Century Energy Co. ....................      2001               15
    Other (primarily short-term contracts) (3).         -               61
                                                                       ----
      Total                                                            100%
                                                                       ====

     (1) During December 1997, TNMP executed a new agreement with TU as described in Note 10.
     (2) TNMP has notified PNM of its intent to cease purchasing full power and energy requirements effective January 1, 1999, under the existing agreement.
     (3) Suppliers under the short-term contracts include Tucson Electric Power Co., Public Service Co. of New Mexico, El Paso Electric Co. and New Century Energy Co.

     Management   believes  that  current  supply   arrangements  and  available
capacities on the wholesale market are adequate to satisfy TNMP's foreseeable power requirements.

   Recovering Purchased Power and Fuel Costs

     During 1997, a significant portion of purchased power costs in the Texas jurisdiction was recovered from TNMP customers through a power cost recovery adjustment clause authorized by the PUCT. The clause enables TNMP to recover this significant component of operating expenses within two months of billing by its suppliers. In New Mexico, a similar clause was used to recover purchased power costs through April 1997. As explained in Item 7, "Competitive Conditions", TNMP implemented Community ChoiceR in New Mexico effective May 1, 1997. This plan freezes rates (including the recovery of purchased power) during the succeeding three-year transition period.

     Fuel costs are recovered from TNMP's Texas customers through a fixed fuel recovery factor approved by the PUCT. The fixed fuel recovery factor and the related fuel reconciliation filed with the PUCT are described in Item 7, "Pass-Through Expenses--Fuel," and Note 2, respectively.

Government Regulation

     TNMP is subject to PUCT and NMPUC regulation. Some of its activities, such as issuing securities, are also subject to FERC regulation. Recent regulatory developments are changing competitive conditions in the electric utility industry. These changes are discussed in Item 7, "Competitive Conditions."

     In addition to regulation as a utility, TNMP's facilities are regulated by the Environmental Protection Agency and Texas and New Mexico environmental agencies. TNP One uses environmentally superior circulating fluidized bed technology that eliminates the need for expensive scrubbers. TNMP was allotted sufficient emission allowances to comply with the Clean Air Act of 1990 through the year 2000. During 1997, 1996, and 1995, TNMP incurred expenses related to air, water, and solid waste pollution abatement (including ash removal) of approximately $5.0 million, $6.1 million, and $5.5 million, respectively.

Employees And Executive Officers

     At December 31, 1997, TNMP had 811 employees and FWI had 494 employees. The employees are not represented by a union or covered by a collective bargaining agreement. Management believes relations with its employees are good. During 1998, FWI's employee count is expected to decrease significantly due to its discontinued construction segment as explained in Note 4.

     Executive officers of TNP and TNMP, who are elected annually by the respective boards of directors and serve at the discretion of the boards, are as follows:

   Name                   Age   Position with TNP
   ----                   ---   -----------------

   Kevern R. Joyce         51   Chairman, President, & Chief Executive Officer
   Jack V. Chambers, Jr.   48   Senior Vice President
   Manjit S. Cheema        43   Senior Vice President & Chief Financial Officer
   John P. Edwards         55   Senior Vice President
   Ralph Johnson           54   Senior Vice President
   W. Douglas Hobbs        54   Vice President - Business Development
   John A. Montgomery      36   Vice President
   Michael D. Blanchard    47   Vice President & General Counsel
   Patrick L. Bridges      39   Treasurer
   Scott Forbes            40   Controller
   Paul W. Talbot          41   Corporate Secretary

   Name                   Age   Position with TNMP
   ----                   ---   ------------------

   Kevern R. Joyce         51   Chairman, President, & Chief Executive Officer
   Jack V. Chambers, Jr.   48   Senior Vice President & Chief Customer Officer
   Manjit S. Cheema        43   Senior Vice President & Chief Financial Officer
   John P. Edwards         55   Senior Vice President - Corporate Relations
   Ralph Johnson           54   Senior Vice President - Power Resources
   Dennis R. Cash          44   Vice President - Human Resources
   Allan B. Davis          60   Vice President & Regional Customer Officer
   Melissa D. Davis        40   Vice President & Regional Customer Officer
   Larry W. Dillon         43   Vice President & Regional Customer Officer
   Michael D. Blanchard    47   Vice President & General Counsel
   Patrick L. Bridges      39   Treasurer
   Scott Forbes            40   Controller
   Paul W. Talbot          41   Corporate Secretary

     Kevern R. Joyce joined TNP and TNMP in April 1994 as President and Chief Executive Officer. He became Chairman in April 1995. From 1992 until April 1994, Mr. Joyce served as Senior Vice President and Chief Operating Officer of TEP.

     Jack V. Chambers has served as Senior Vice President and Chief Customer Officer of TNMP since 1994 and as Senior Vice President of TNP since April 1996. He was TNMP's Sector Vice President - Revenue Production from 1990 to 1994.

     Manjit S. Cheema joined TNMP in June 1994. He was Treasurer of TNMP from June 1994 until September 1995. In December 1994, he became Vice President & Chief Financial Officer of TNP and TNMP. He became Senior Vice President & Chief Financial Officer of TNMP in July 1996 and became Senior Vice President & Chief Financial Officer of TNP in May 1997. From March 1990 until he joined TNP and TNMP, Mr. Cheema was Assistant Treasurer and Manager of Financial Planning and Budgeting for TEP.

     John P. Edwards joined TNMP and TNP in July 1996 as Senior Vice President - Corporate Relations. From October 1994 until joining TNMP and TNP, he was Senior Vice President/Customer Group and Special Assistant to the Chief Operating Officer, Tennessee Valley Authority. His primary responsibilities were general administrative in nature for TVA's transmission operations, customer relationships, rate and regulatory affairs. From July 1990 until October 1994, he was President/CEO of Old Dominion Electric Cooperative and the Virginia-Maryland-Delaware Association of Electric Cooperatives.

     Ralph Johnson joined TNMP and TNP as Vice President in January 1995 as a consultant and became Vice President in February 1995. In July 1996, he was named Senior Vice President - Power Resources of TNMP. In May 1997, he was appointed Senior Vice President at TNP. From March 1991 until he joined TNMP and TNP, Mr. Johnson was Assistant General Manager for Tri-State Generation and Transmission Cooperative in Denver, Colorado, which sells power to rural electric cooperatives.

     W. Douglas Hobbs was appointed as Vice President - Business Development of TNP in May 1997. He was Vice President - Business Development of TNMP from February 1997 to May 1997. He was a TNMP Vice President and Regional Customer Officer from April 1994 to February 1997. He served as TNP One Plant Manager from April 1992 to 1994.

     John A. Montgomery became President of FWI in April 1996. From December 1995 to January 1997, he served as TNMP's Vice President - Marketing. He became Vice President of TNP in April 1996. From February 1994 until he joined TNMP, he served as Director of Marketing and Regional Marketing Director of Greyhound Lines, Inc., a bus transportation company. From August 1990 to February 1994, Mr. Montgomery was President of Viva Brands International, Inc., a tropical fruit beverage company that he founded.

     Michael D. Blanchard became Vice President and General Counsel of TNMP and TNP in February 1998. He was Corporate Secretary and General Counsel of TNMP and TNP from 1987 to February 1998.

     Patrick L. Bridges was appointed Treasurer of TNP and TNMP in September 1995. He served as TNMP's Director - Finance from 1994 to September 1995, and served as the Assistant Treasurer from 1993 to September 1995.

     Scott Forbes was appointed Controller of TNMP in February 1997 and appointed Controller of TNP in May 1997. From September 1996 to February 1997, he was Manager - Financial Systems and Reporting. From January 1994 to September 1996 he was Manager - Financial Reporting and Accounting Policy with Entergy Services, Inc. From 1991 to 1993 he was Manager - Regulatory and Financial Reporting with Gulf States Utilities Company.

     Paul W. Talbot was elected Corporate Secretary of TNP and TNMP in February 1998. He has been Senior Counsel of TNMP since August 1996. Before joining TNMP, he was in the private practice of law in Dallas, Texas for more than ten years.

     Dennis R. Cash has served TNMP as Vice President - Human Resources since 1994. From 1990 until 1994 he was General Manager - or Manager - Human Resources.

     Allan B. Davis has been a TNMP Vice President and Regional Customer Officer since 1994. From 1991 to 1994, he was TNMP's Vice President - Chief Engineer, Chief Engineer, or Assistant Chief Engineer.

     Melissa D. Davis became a TNMP Vice President and Regional Customer Officer in February 1997. From September 1995 to February 1997 she was TNMP's Controller. From 1994 to September 1995, she was Director - Financial Accounting and Assistant Controller of TNMP. She served as Division Accounting Manager from 1991 to 1994.

     Larry W.  Dillon  has been a TNMP  Vice  President  and  Regional  Customer
Officer  since  1994.  From  1993  to  1994,  he was  TNMP's  Vice  President  -
Operations.

Item 2.      PROPERTIES.

     Substantially all of TNMP's real and personal property secures its FMBs. Substantially all of TNMP's real and personal property in Texas also secures its revolving credit facilities and debentures. TNMP's long-term debt is described in Note 7.

Generating Facilities

     TNP One is a two-unit, lignite-fueled generating plant, located in Robertson County, Texas. TNP One generates power for TNMP's Texas service areas and operates as a base load facility.

Transmission and Distribution Facilities

     Management believes that TNMP's transmission and distribution facilities are of sufficient capacity to serve existing customers adequately and can be extended and expanded to serve customer growth for the foreseeable future. These facilities primarily consist of overhead and underground lines, substations, transformers, and meters. TNMP generally constructs its transmission and distribution facilities on easements or public rights of way and not on real property held in fee simple.

Administrative and Service Facilities

     TNP's, TNMP's and FWI's corporate headquarters are located in an office building in Fort Worth, Texas. Space in this building is leased through 2003.

     TNMP owns or leases local offices in 37 of the municipalities that it serves. TNMP owns 14 construction/service centers in Texas and New Mexico.

Item 3.      LEGAL PROCEEDINGS.

     TNMP is the defendant in a suit styled Clear Lake Cogeneration Limited Partnership vs. Texas-New Mexico Power Company, pending in the 234th District Court of Harris County, Texas. This lawsuit and a parallel proceeding pending before the PUCT arose out of disagreements between the limited partnership (Clear Lake) and TNMP over the interpretation of certain provisions of a purchased power agreement under which TNMP purchases cogenerated electricity from Clear Lake. Clear Lake disputes several charges for which TNMP has billed Clear Lake, alleges that TNMP has failed to abide by contractual language concerning several issues, and seeks in the lawsuit approximately $15 million in damages. TNMP has moved for summary judgment in the lawsuit, which is in the discovery phase. TNMP is vigorously contesting the lawsuit and the PUCT proceeding. The ultimate disposition is not expected to have a material effect on TNMP's results of operations.

     TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, pending in the 149th State District Court of Brazoria County, Texas. The suit is based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips is seeking the recovery of approximately $36 million in damages arising from the interruption. TNMP is vigorously contesting this lawsuit, which is in the discovery phase. The ultimate disposition is not expected to have a material effect on TNMP's results of operations.

     The lawsuit in a state district court in New Mexico styled El Paso Electric Company vs. Texas-New Mexico Power Company has been dismissed.

     Information regarding additional regulatory and legal matters is provided in Notes 2 and 10.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of 1997.

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     TNP's common stock is traded on the New York Stock Exchange under the symbol "TNP." The high and low prices of, and the amount of dividends declared and paid on, TNP's common stock during each quarter in 1997 and 1996 were as follows:

                                                                     TNP
                             Market Price Range                   Dividends
                  --------------------------------------            Paid
                          1997                1996
                  -------------------  -----------------      --------------
    Quarter         high       low       high       low        1997    1996
    -------       --------- ---------  -------  -------       ------ -------
    First         $27 3/4   $21 3/8    $23 1/4  $18 1/2       $0.245 $ 0.22
    Second         24        18 7/8     28 5/8   22            0.245   0.22
    Third          25 15/16  22 15/16   28 1/8   23            0.245   0.245
    Fourth         33 3/4    24 7/16    28 1/8   24 1/2        0.27    0.245
                                                              ------ -------
                                                              $1.005 $ 0.930
                                                              ====== =======

     As of January 31, 1998, there were approximately 4,830 record holders of TNP common stock.

     TNP holds all 10,705 outstanding common shares of TNMP. During 1997 and 1996, TNMP paid common dividends to TNP as follows:

                                  TNMP Dividends Paid ($000's)
                                  ----------------------------
                  Quarter          1997                1996
                  -------        ---------           ---------
                   First         $   9,000           $   2,400
                   Second           11,800               2,400
                   Third             9,500               2,700
                   Fourth           14,000               3,200
                                 ---------           ---------
                     Total       $  44,300           $  10,700
                                 =========           =========

Item 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data of TNP and TNMP for 1993 through 1997.

                                                            1997            1996            1995            1994           1993
                                                       --------------  -------------   -------------   -------------  --------------
TNP ENTERPRISES, INC.                                        (In thousands except per share amounts and percentages)
Consolidated results
    Operating revenues                                 $     585,234   $    502,737    $    485,823    $    477,989   $     474,242
    Income (loss) from continuing operations before
      the cumulative effect of change in accounting    $      40,455   $     26,150    $     33,060    $    (17,441)  $      11,605
    Net income (loss)                                  $      29,678   $     23,053    $     41,505    $    (17,441)  $      11,605
Total assets                                           $     991,926   $  1,006,784    $  1,030,433    $  1,054,488   $   1,086,938
Common shares outstanding
    Weighted average                                          13,083         11,465          10,901          10,750          10,641
    End of year                                               13,133         13,006          10,920          10,866          10,696
Per share of common stock
    Earnings (loss) from continuing operations before
      the cumulative effect of change in accounting    $        3.08   $       2.27    $       2.98    $      (1.70)  $        1.01
    Earnings (loss)                                    $        2.26   $       2.00    $       3.75    $      (1.70)  $        1.01
    Cash dividends declared                            $       1.005   $       0.93    $       0.82    $       1.22   $        1.63
    Book value                                         $       22.71   $      21.41    $      19.91    $      17.01   $       19.97
Capitalization
    Common shareholders' equity                        $     298,241   $    278,474    $    217,457    $    184,869   $     213,627
    Preferred stock                                            3,240          3,420           3,600           8,680           9,560
    Long-term debt, less current maturities                  478,041        533,964         611,925         682,832         678,994
                                                       --------------  -------------   -------------   -------------  --------------
       Total capitalization                            $     779,522   $    815,858    $    832,982    $    876,381   $     902,181
                                                       ==============  =============   =============   =============  ==============
Capitalization ratios
    Common shareholders' equity                                 38.3%          34.1%           26.1%           21.1%           23.7%
    Preferred stock                                              0.4            0.4             0.4             1.0             1.1
    Long-term debt, less current maturities                     61.3           65.5            73.5            77.9            75.2
                                                       --------------  -------------   -------------   -------------  --------------
       Total capitalization                                    100.0%         100.0%          100.0%          100.0%          100.0%
                                                       ==============  =============   =============   =============  ==============


TEXAS-NEW MEXICO POWER COMPANY
Consolidated results
    Operating revenues                                 $     580,693   $    502,737    $    485,823    $    477,989   $     474,242
    Income (loss) before the cumulative effect
      of change in accounting                          $      43,918   $     26,862    $     33,364    $    (16,634)  $      11,523
    Net income (loss)                                  $      43,918   $     26,862    $     41,809    $    (16,634)  $      11,523
Total assets                                           $     967,006   $  1,002,157    $  1,024,943    $  1,043,178   $   1,076,820
Capitalization
    Common shareholder's equity                        $     287,021   $    287,548    $    224,351    $    185,777   $     214,184
    Preferred stock                                            3,240          3,420           3,600           8,680           9,560
    Long-term debt, less current maturities                  477,900        533,800         611,925         682,832         678,994
                                                       --------------  -------------   -------------   -------------  --------------
       Total capitalization                            $     768,161   $    824,768    $    839,876    $    877,289   $     902,738
                                                       ==============  =============   =============   =============  ==============
Capitalization ratios
    Common shareholder's equity                                 37.4%          34.9%           26.7%           21.2%           23.7%
    Preferred stock                                              0.4            0.4             0.4             1.0             1.1
    Long-term debt, less current maturities                     62.2           64.7            72.9            77.8            75.2
                                                       --------------  -------------   -------------   -------------  --------------
       Total capitalization                                    100.0%         100.0%          100.0%          100.0%          100.0%
                                                       ==============  =============   =============   =============  ==============




                         TEXAS-NEW MEXICO POWER COMPANY
                          SELECTED OPERATING STATISTICS

                                                   1997              1996             1995             1994             1993
                                               --------------   ---------------  ---------------  ---------------  ---------------

Operating revenues (in thousands):
    Residential                                $     211,398    $      206,748   $      200,455   $      194,933   $      193,484
    Commercial                                       155,539           150,034          148,908          141,886          138,680
    Industrial                                       170,169           129,972          113,728          122,714          124,474
    Other                                             29,831            15,983           22,732           18,456           17,604
    Power Marketing                                   13,756                 -                -                -                -
                                               --------------   ---------------  ---------------  ---------------  ---------------
         Total                                 $     580,693    $      502,737   $      485,823   $      477,989   $      474,242
                                               ==============   ===============  ===============  ===============  ===============

Sales (MWH):
    Residential                                    2,251,119         2,230,558        2,141,553        2,085,621        2,047,360
    Commercial                                     1,772,591         1,725,650        1,681,130        1,618,840        1,567,083
    Industrial                                     5,523,907         3,797,776        2,704,159        2,652,844        2,567,552
    Other                                            107,847           108,039          113,985          114,190          104,882
    Power Marketing                                  494,705                 -                -                -                -
                                               --------------   ---------------  ---------------  ---------------  ---------------
         Total                                    10,150,169         7,862,023        6,640,827        6,471,495        6,286,877
                                               ==============   ===============  ===============  ===============  ===============

Number of customers (at year end):
    Residential                                      192,005           187,796          183,863          185,364          181,298
    Commercial                                        30,289            29,864           29,361           30,624           30,235
    Industrial                                           139               135              136              142              141
    Other                                                222               224              244              237              237
    Power Marketing                                       16                 -                -                -                -
                                               --------------   ---------------  ---------------  ---------------  ---------------
         Total                                       222,671           218,019          213,604          216,367          211,911
                                               ==============   ===============  ===============  ===============  ===============

Revenue statistics:
    Average annual use per residential
      customer (KWH)                                  11,835            11,973           11,476           11,354           11,362
    Average annual revenue per residential
      customer (dollars)                               1,111             1,110            1,074            1,061            1,067
    Average revenue per KWH sold
      per residential customer (cents)                  9.39              9.27             9.36             9.35             9.45
    Average revenue per KWH sold
      total sales (cents)                               5.72              6.39             7.32             7.39             7.54

Net generation and purchases (MWH):
    Generated                                      2,089,448         2,296,056        2,351,000        2,336,830        2,363,493
    Purchased                                      8,443,990         5,769,173        4,612,186        4,472,306        4,385,697
                                               --------------   ---------------  ---------------  ---------------  ---------------
       Total                                      10,533,438         8,065,229        6,963,186        6,809,136        6,749,190
                                               ==============   ===============  ===============  ===============  ===============

Average cost per KWH purchased (cents)                  3.09              3.51             3.87             4.35             4.56

Employees (year-end)
    Texas-New Mexico Power Company                       811               819              858              894            1,051
    Facility Works                                       494               116                -                -                -



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

           SIGNIFICANT EVENTS AND KNOWN TRENDS AFFECTING TNP AND TNMP

Competitive Conditions

     The electric utility industry continues its transition toward an environment of increased competition for energy generation. The portions of operations pertaining to transmission and distribution are expected to continue to be regulated. Pressures that underlie the movement toward increasing competition are numerous and complex. They include legislative and regulatory changes, technological advances, consumer demands, greater availability of natural gas, environmental needs, and other factors. The increasingly competitive environment presents opportunities to compete for new customers, as well as the risk of loss of existing customers.

     The most significant effect of competition on TNMP, as well as other utilities, will be the ability to recover potential stranded costs. "Stranded costs" is the difference between what it costs TNMP to provide energy and what a customer would be willing to pay for energy in a competitive market. The inability to recover a significant portion of stranded costs would adversely impact TNP's and TNMP's financial condition. In Texas, TNMP's potential stranded cost relates to TNP One, its 300 MW generating unit, and could potentially be more than $270 million. In New Mexico, TNMP's potential stranded cost relates to its fixed purchased power contracts and could potentially be $3 million to $9 million.

     The following discusses TNMP's strategy to transition to competition and to provide TNMP the ability to recover its potential stranded costs in Texas and New Mexico. Although the final resolution and magnitude of this issue is uncertain, management realizes it is possible that shareholders may share the financial burden of stranded costs with customers.

   Texas Rate Filing and Transition to Competition Plan

     In December 1996, certain cities in the Texas Gulf Coast area (Gulf Coast Cities) served by TNMP passed resolutions requiring TNMP to file complete rate information with those cities. On July 31, 1997, TNMP filed the required traditional rate information with the Gulf Coast Cities based on the test year ended December 31, 1996. Agreements with the cities provide that any rate reduction resulting from the traditional rate filing required by the city ordinances will be placed into effect retroactive to May 15, 1997. Based on its analysis, TNMP believes the filing supports the reasonableness of TNMP's current rates.

     Simultaneous with the Gulf Coast Cities rate filing, TNMP filed a transition to competition plan with the PUCT and all of its Texas cities. On December 22, 1997, TNMP and the staff of the PUCT, along with other signatories, reached an agreement on TNMP's proposed transition to competition plan. The agreement proposes a five-year transition period, with a series of rate reductions for residential and commercial customers beginning in 1998. At the end of the transition period, TNMP's Texas customers would be allowed to choose their energy supplier. The agreement provides the opportunity for TNMP to recover a portion of its stranded costs during the transition period by using accelerated recovery of its investment in TNP One. Also, the agreement specifies an earnings cap mechanism that provides earnings in excess of the earnings cap to be applied by TNMP to recover stranded costs or refunded to customers. Also, the agreement establishes a competitive transition charge to recover any stranded cost that remains at the end of the transition period over the subsequent five years. TNMP will continue working with other interested parties to obtain their approval before forwarding this agreement to the PUCT for their approval. PUCT approval is expected by mid-1998.

   New Mexico Community Choice

     Following  NMPUC  approval on April 11, 1997,  TNMP  implemented  Community
Choice, its plan for transition to competition for its New Mexico service territory effective May 1, 1997. The plan provides TNMP's customers the right to choose their energy provider after a three-year transition period. The plan freezes rates (including the recovery of purchased power) during the transition period, and allows for customer aggregation based on market forces. TNMP believes the plan will allow it to recover its potential stranded costs in New Mexico; however, the actual recovery and amount of potential stranded costs will depend on the future market and price for energy through May 1, 2000.

   Impact of Competition on TNMP

     In addition to pursuing the satisfactory resolution of the stranded costs issue, TNMP is pursuing strategies to retain and attract new customers. TNMP believes that current competitive developments on the wholesale market are benefiting TNMP and its customers. Because TNMP purchases much of its power, TNMP can take advantage of lower overall wholesale power pricing , additional market flexibility, and new options in obtaining purchased power. TNMP's competitive position has been strengthened with the PUCT open access to transmission rule. Management believes TNMP's revenue growth opportunities are through an increased customer base and new services.

     TNMP serves a market niche of smaller to medium sized communities. Only two of the 85 communities in TNMP's service area have populations in excess of 50,000.

   Texas Transmission Access

     During 1996, the PUCT passed a wholesale transmission access rule, which went into effect on January 1, 1997, in order to increase competition in wholesale energy sales within Texas. The new rule established an Independent System Operator for the ERCOT transmission system, and a regional method of transmission pricing, terms and conditions. As discussed in "MD&A - Results of Operations," the new rule had a favorable impact on TNMP's earnings.


   Unregulated Operations

     TNP also plans to address the effects of competition on the traditional utility business by expanding earnings through unregulated operations. During 1998, FWI, TNP's unregulated wholly owned subsidiary, intends to establish itself in the maintenance and repair services business and focus on commercial customers in Texas metropolitan areas. Through the end of 1997, TNP has made modest investments in unregulated activities, in addition to FWI, and will continue to evaluate unregulated investment and joint venture opportunities in additional energy-related businesses.



Results of Operations

   Overall Results

     Income applicable to common stock was $29.5 million for 1997, compared to $22.9 million in 1996. The 1997 results included the effect of FWI's discontinued operations of $10.8 million. The 1996 results included a $3.1 million loss associated with FWI's discontinued operations and a $1.3 million after tax charge for the settlement of litigation associated with the Series T FMB retirement in 1995. Exclusive of one-time items, the 1997 earnings were $40.3 million, a $13.0 million improvement as compared to the 1996 earnings of $27.3 million.

     Income applicable to common stock was $40.9 million in 1995. Results for 1995 included a number of one-time items consisting of the cumulative effect of the change in accounting for unbilled revenues of $8.4 million (see Note 3), a gain on sale of the Texas Panhandle properties of $9.5 million, and recognition of deferred revenues related to a favorable IRS private letter ruling of $3.0 million. Excluding the one-time items, 1996 earnings were $7.4 million higher than 1995 earnings of $19.9 million.

     The following table sets forth results of operations for 1997, 1996, and 1995 and the impact of one-time items:

                                                            1997                   1996                    1995
                                                    -----------------      ---------------------     ------------------
                                                    Amount        EPS        Amount        EPS        Amount       EPS
                                                    ---------  -------     ----------  ---------    ---------   -------
                                                                    (In thousands except per share amounts)
Income applicable to common
    stock before one-time items..................   $  40,297  $  3.08     $  27,283   $   2.38     $ 19,908    $ 1.83
                                                    ---------  --------    ----------  ---------    ---------   -------
One-time items, net of income taxes:
    Discontinued operations of FWI...............    (10,777)    (0.82)       (3,097)     (0.27)           -         -
    Series T litigation settlement...............          -         -        (1,300)     (0.11)           -         -
    Cumulative effect of change in accounting....          -         -             -          -        8,445      0.77
    Gain on sale of Texas Panhandle properties...          -         -             -          -        9,479      0.87
    Recognition of deferred revenues............           -         -             -          -        3,018      0.28
                                                    ---------  --------    ----------  ---------    ---------   -------
       Total one-time items, net................     (10,777)    (0.82)       (4,397)     (0.38)      20,942      1.92
                                                    ---------  --------    ----------  ---------    ---------   -------
Income applicable to common stock...............    $ 29,520   $  2.26     $  22,886   $   2.00     $ 40,850    $ 3.75
                                                    =========  ========    ==========  =========    =========   =======

     During 1997 and 1996, FWI's operations included construction and service activities. In late 1997, management reevaluated FWI's strategy and adopted a revised strategy to concentrate on service and maintenance activities and to discontinue the construction segment. Management believes this course of action should improve FWI's competitive position within its industry and improve FWI's financial strength. See Note 4 for additional information regarding the discontinued operations.

     The operations of TNMP currently  represent most of TNP's  operations.  The
following   discussion  focuses  on  TNMP's  operations,   except  where  stated
otherwise.

   Operating Revenues

     The following table summarizes the components of operating revenues (in thousands).

                                                                                          Increase (Decrease)
                                                                                          -------------------
                                                 1997         1996         1995        '97 v. '96   '96 v. '95
                                             ----------   ----------   -----------     ----------   -----------
Operating revenues                           $ 580,693    $ 502,737    $  485,823      $  77,956    $   16,914

 Effect of recognizing deferred
  revenue from private letter ruling                 -            -        (4,128)             -         4,128
                                             ----------   ----------   -----------     ----------   -----------
     Subtotal                                  580,693      502,737       481,695         77,956        21,042

Pass-through items                             299,281      244,889       228,903         54,392        15,986
                                             ----------   ----------   -----------     ----------   -----------
Base revenues                                $ 281,412    $ 257,848    $  252,792      $  23,564    $    5,056
                                             ==========   ==========   ===========     ==========   ===========



     Pass-through items are the portion of operating revenues that recover from customers the costs of purchased power, fuel, and standby power. These items affect customer rates but do not affect operating income. Annual variances are discussed in "Results of Operations--Operating Expenses."

     The following table summarizes the components of the base revenues increase from 1996 to 1997 (in thousands).


           Customer growth                                        $    3,905
           Price - sales mix and other                                   400
           Weather related                                              (360)
           Industrial - economy rate sales                             5,950
           Industrial - firm rate sales                               (2,359)
           Power marketing sales                                       2,307
           Non industrial standby revenues                             1,845
           Transmission revenue                                        8,251
           Unbilled revenue and other                                  3,625
                                                                 ---------------
               Base revenues increase                            $    23,564
                                                                 ===============

     The base revenue increase of $23.6 million during 1997 resulted primarily from implementing the new transmission access rules during 1997, growth in residential and commercial customers, and a full year benefit from operation of the control area. TNMP implemented a control area in Texas on July 31, 1996. The control area is an electrical system that enables TNMP to instantaneously balance its system resources with loads. Implementation of the control area enabled TNMP to enhance its industrial economy rate sales, non-industrial standby revenues, and power marketing sales. The control area also permitted TNMP to replace standby power for TNP One with the purchase of planning reserves.

     The base revenue increase of $5.1 million during 1996 was attributable to increased residential, commercial, and economy rate industrial sales, and additional base revenues provided by the control area. The overall increase was partially offset by a reduction in firm rate industrial sales and lower margins on the industrial economy rate sales.

     The components of GWH sales for 1997 and 1996 are summarized in the following table:

                                                   1997          1996     Variance        %
                                                  -----         -----     --------       ----
         Residential                              2,251         2,230          21        0.9
         Commercial                               1,772         1,726          46        2.7
         Industrial:
           Firm                                   1,080         1,295        (215)     (16.6)
           Economy                                4,444         2,503       1,941       77.5
         Power marketing                            495             -         495          *
         Other                                      108           108           -          -
                                                 ------         -----       -----      -----
               Total GWH sales                   10,150         7,862       2,288       29.1
                                                 ======         =====       =====      =====

         * Variance greater than 100%

     The increase in GWH sales resulted primarily from a substantial increase in industrial economy sales. During the second quarter of 1996, TNMP entered into new sales agreements with two cogeneration customers. The new economy rate sales are at significantly lower margins than traditional firm rate industrial sales. The 1997 sales results reflect a full year impact from the two cogeneration customers. Also contributing to the sales increase were increased sales to residential and commercial customers, and the addition of power marketing sales. Residential and commercial sales increased during 1997 due to steady customer growth. TNMP significantly increased the resale of electricity to off-system customers beginning in mid-1997. These power marketing sales are generally made at low margins. TNMP views power marketing as a new business opportunity and expects its sales to grow in 1998.

     Currently,  TNMP may not  increase  its base rates in Texas  prior to March
1999 except in certain extraordinary circumstances pursuant to a rate case settlement approved by the PUCT in October 1994. As discussed in "Competitive Conditions--Texas Rate Filing and Transition to Competition Plan" and Note 2, TNMP reached an agreement with the staff of the PUCT and other signatories on December 22, 1997, regarding TNMP's proposed transition to competition plan. The agreement proposes a five year transition period, with a series of rate reductions for residential and commercial customers beginning in 1998. The agreement provides for TNMP to recover a portion of its potential stranded costs during the transition period and to recover the remainder through a competitive transition charge at the end of the transition period over the subsequent five years. This agreement is subject to approval by the PUCT.

     As discussed in "Competitive  Conditions--New  Mexico Community Choice" and
Note 2, TNMP implemented its Community Choice plan in New Mexico on May 1, 1997. The plan provides TNMP's customers the right to choose their energy provider after a three-year transition period and freezes rates (including the recovery of purchased power) during the transition period. The rates represent a slight reduction as compared to rates in effect at December 1997. Management believes the implemented rates will not have a material adverse effect on TNP's and TNMP's financial condition.

     As of February 1, 1998, TNMP received notification that a significant customer in Texas will replace the power previously provided by TNMP with power from a cogeneration plant built by a third party wholesale power producer. The plant is scheduled to commence operations in the first quarter of 1998. This customer provided sales of 629 GWH and annual revenues of $28.3 million in 1997 ($10.1 million in base revenues). TNMP has an agreement with the wholesale power producer to continue providing certain services to the cogeneration plant. The base revenues from this agreement are expected to be $0.5 million annually.

     TNMP had received notice from a large industrial customer in New Mexico to terminate its contract. This customer provided sales of 1,098 GWH and annual revenues of $34.7 million in 1997 ($8.1 million in base revenues). TNMP renegotiated with this customer to continue providing full service until the end of the New Mexico Community Choice transition period (April 30, 2000). After the end of the transition period, TNMP will provide firm transmission service to this customer, and this customer can purchase its KWH requirements on the open market. Currently, TNMP is this customer's lowest cost U.S. electric supplier.

   Operating Expenses

     Operating expenses for 1997 were $79.7 million higher than in 1996, due primarily to higher pass-through expenses and income taxes.

     Operating expenses for 1996 were $20.7 million higher than in 1995, due primarily to higher pass-through expenses, property taxes and franchise taxes.


   Pass-Through Expenses

     The following table summarizes the components of pass-through expenses (in thousands).

                                                                                        Increase (Decrease)
                                                                                        -------------------
                                                 1997         1996         1995      '97 v. '96        '96 v. '95
                                             ----------  ------------   -----------  -----------     -------------
Pass-through expenses:
   Purchased power                           $ 259,605   $   196,481    $  178,465   $   63,124      $     18,016
   Fuel                                         39,676        45,300        44,828       (5,624)              472
   Standby power                                     -         3,108         5,610       (3,108)           (2,502)
                                             ----------  ------------   -----------  -----------     -------------
Total                                        $ 299,281   $   244,889    $  228,903   $   54,392      $     15,986
                                             ==========  ============   ===========  ===========     =============

     Purchased Power. During 1997, purchased power expense increased by $63.1 million due to additional MWH's purchased to meet increased sales requirements from the agreements negotiated with the two cogeneration customers during the second quarter of 1996.

     During 1996, purchased power expense increased by $18 million due to the increased purchases to meet increased sales requirements, primarily for the two cogeneration customers.

     Purchased power costs represent TNMP's largest operating expense. Based on current contracts, TU continues as TNMP's largest supplier of purchased power in Texas and is TNMP's highest priced supplier. As described in Note 10, TNMP entered into a new agreement to continue purchasing power from TU through June 30, 2002. TNMP expects a $22.4 million reduction in purchased power expense over the remaining life of this new agreement as compared to the existing agreement. Management expects, as a result of the developing competition within the wholesale power market, to enter into other new arrangements for such capacity and energy on terms that are more favorable for its customers.

     Fuel. Fuel expense in 1997 decreased $5.6 million, excluding amounts of non pass-through fuel expenditures, as compared to 1996. The decrease resulted from an extended planned outage at TNP One and increased economy sales. No fuel cost recovery is included in industrial economy rate sales.

     Fuel expense is directly related to the fixed fuel recovery factor last approved by the PUCT in connection with the 1994 Texas rate case settlement. The majority of TNMP's fuel expense is recovered in revenues and any difference from actual costs is deferred until a new factor is established. On June 30, 1997, TNMP filed a reconciliation of fuel expenses for the period from September 30, 1993 to December 31, 1996, with the PUCT. At the beginning of the reconciliation period, TNMP had a cumulative under-recovery of $11 million, and had a $4.4 million under-recovery as of the end of the reconciliation period. As of December 31, 1997, the under-recovered fuel amount was $0.1 million. The related fuel reconciliation filed with the PUCT is described in Note 2.

   Other Operating Expenses

     Other operating expenses in 1997 were comparable to 1996. Cost savings from reduced standby expenses resulting from implementation of the control area offset a $2.0 increase in the Texas transmission expenses.

     Other operating expenses were $2.0 million higher in 1996 than in 1995. The increase is due to higher payroll and payroll related items, incentive compensation and the reserve associated with the settlement of Series T FMB litigation. These increases were offset in part by reduced standby power costs resulting from the implementation of the control area in July 1996, as discussed in "Operating Revenues."

   Interest Charges

     During 1997, interest charges decreased $12.5 million due primarily to the retirement of Series T FMBs in January 1997 and applying strong cash flow from operations to reduce debt levels. The 11.25% Series T FMBs were retired with lower cost borrowings from the credit facilities and an equity contribution from TNP in late 1996, resulting from its common stock sale.

     During 1996 interest charges decreased $4.6 million due to the reduction in the amount of debt and lower interest rates on the credit facilities. During 1996 TNMP retired $91.7 million of FMBs and reduced the average amount outstanding under the credit facilities. Partially offsetting the reductions discussed above were interest charges of $1.3 million payable to the IRS associated with the resolution of outstanding tax audits for the years 1990 through 1994.

     Interest charges are expected to continue to decrease during 1998 due to reduced levels of overall long-term debt and reduced interest rate margins on the credit facilities.


Liquidity and Capital Resources

   Sources of Liquidity

     The main sources of liquidity for TNP are cash flow from operations, borrowings from credit facilities and sale of additional common stock.

     TNP's cash flow from operations totaled $103.9 million, $65.2 million and $88.4 million in 1997, 1996, and 1995. Cash flow from operations continues to be strong, and increased in 1997 due to increased base revenues as described in "Results of Operations--Operating Revenues," and the one-time factoring of unbilled accounts receivables, which contributed $20.5 million to 1997 cash flow. Cash flow from operations had decreased in 1996 due to increased income tax payments. TNMP's cash flow from operations mirrored that of TNP.

     TNMP has two existing credit facilities with $150 million of unused borrowings available, as of December 31, 1997.

     TNP reserved 1 million shares of common stock for issuance through a direct stock purchase plan which began in 1997. The plan is designed to provide investors with a convenient method to purchase shares of TNP's common stock directly from the company and to reinvest cash dividends. The plan has replaced TNP's prior dividend reinvestment plan. As of January 26, 1998, the remaining reserve for direct stock purchase plan was 967,000 shares.

   Capital Resources

     TNP's and TNMP's capital structure continued to improve during 1997 as TNMP was able to reduce debt due to continued strong earnings for the year. The equity portion of TNP's capital structure increased from 34.1% at December 31, 1996, to 38.3% at December 31, 1997. Conversely, the long-term debt ratio decreased from 65.5% to 61.3% for the same period. TNMP experienced similar results with its capital ratios.

     TNMP's capital requirements through 2002 are projected to be as follows (amounts in millions):

                                                              1998       1999        2000     2001        2002
                                                            -------   --------    --------  -------    -------

     FMB and secured debenture maturities (see Note 7)      $    .1   $  130.1    $  100.1  $    .1    $    .1
     Capital expenditures                                      32.1       36.4        36.5     37.4       39.0
                                                            -------   --------    --------  -------    -------
       Total capital requirements                           $  32.2   $  166.5    $  136.6  $  37.5    $  39.1
                                                            =======   ========    ========  =======    =======

     TNMP believes that cash flow from operations and periodic borrowings under the credit facilities will be sufficient to meet working capital requirements and planned capital requirements through 1998.

Other Matters

Application of SFAS 71

     As a result of the Energy Policy Act of 1992 and actions of regulatory commissions, the electric utility industry is moving toward a combination of competition and a modified regulatory environment. TNMP's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations in accordance with SFAS 71, Accounting for the Effects of Certain Types of Regulation. Continued applicability of SFAS 71 to TNMP's financial statements requires that rates set by an independent regulator on a cost-of-service basis can actually be charged to and collected from customers.

     In the event that all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utilities regulated service, the utility will have to discontinue SFAS 71 for that portion of operations. That discontinuation would be reported by the write-off of unrecoverable regulatory assets and liabilities.

     As discussed in Note 2, as a result of the Community Choice program in New Mexico, TNMP discontinued the application of SFAS 71 to its generation/power supply operations in New Mexico during 1997. The discontinuing of regulatory accounting principles had no effect on TNMP's financial condition. Also, as discussed in Note 2, TNMP has reached an agreement with the staff of the PUCT and other signatories regarding TNMP's proposed transition to competition plan. This agreement, subject to PUCT approval, would result in TNMP discontinuing the application of SFAS 71 to its generation/power supply operations in Texas. If the plan is approved without significant modification, the discontinuing of regulatory accounting principles is not expected to have a material effect on TNMP's financial condition. Management believes that, as of December 31, 1997, and for the foreseeable future, TNMP's transmission and distribution operations continue to follow SFAS 71.

   Earnings Per Share

     The Financial Accounting Standards Board issued SFAS 128, Earnings per Share, which became effective for financial statements ending December 31, 1997. SFAS 128 requires the calculation of basic and diluted earnings per share. Basic earnings per share is computed by dividing income applicable to common stock by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing income applicable to common stock by the weighted average number of common shares outstanding and common stock equivalents. The difference in current year basic and diluted earnings per share for TNP is immaterial, and, therefore, diluted earnings per share information is not presented. The application of SFAS 128 resulted in 1996 earnings per share to be increased by $0.02.

Year 2000 Impact to Systems

     TNP has conducted extensive studies to analyze the impact of Year 2000 to all computerized systems. Based on these studies, it has devised, and is in the early stages of implementing, a plan to address the affected systems. The plan incorporates replacing outdated systems, upgrading to new vendor releases, and purchasing additional hardware during the next two years. The expected costs to implement this plan during the next two years are $7.2 million. TNP does not expect these expenditures to have a material impact on its results of operations. TNP expects to address the most critical systems during 1998.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     TNP's and TNMP's involvement in the trading of market risk sensitive instruments is minimal and does not have a material impact to either company's financial condition or results of operations.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Shareholders and Board of Directors of TNP Enterprises, Inc.:

     We have audited the accompanying consolidated balance sheet of TNP Enterprises, Inc. (the "Company") (a Texas corporation) as of December 31, 1997, and the related consolidated statements of income, shareholders' investment and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




                                                  Arthur Andersen LLP

     Fort Worth, Texas
     February 13, 1998

                    Report of Independent Public Accountants
                    ----------------------------------------


To the Shareholder and Board of Directors of Texas-New Mexico Power Company:

     We have audited the accompanying consolidated balance sheet of Texas-New Mexico Power Company (the "Company") (a Texas corporation) as of December 31, 1997, and the related consolidated statements of income, shareholder's investment and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                  Arthur Andersen LLP

Fort Worth, Texas
February 13, 1998

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Shareholders
TNP Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet and statement of capitalization of TNP Enterprises, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Enterprises, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for operating revenues in 1995.



                                                  KPMG Peat Marwick LLP


Fort Worth, Texas
January 30, 1997

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Texas-New Mexico Power Company:

We have audited the accompanying consolidated balance sheet and statement of capitalization of Texas-New Mexico Power Company (a wholly owned subsidiary of TNP Enterprises, Inc.) and subsidiaries as of December 31, 1996, and the related consolidated statements of income, common shareholder's equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for operating revenues in 1995.



                                                KPMG Peat Marwick LLP


Fort Worth, Texas
January 30, 1997

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        For the Years Ended December 31,


                                                        1997               1996               1995
                                                  -----------------  -----------------  -----------------
                                                          (In thousands except per share amounts)

OPERATING REVENUES                                $        585,234   $        502,737   $        485,823
                                                  -----------------  -----------------  -----------------

OPERATING EXPENSES:
  Purchased power                                          261,043            196,481            178,465
  Fuel                                                      41,730             47,201             48,898
  Other operating and maintenance                           94,075             84,417             82,833
  Depreciation                                              38,936             38,172             37,850
  Taxes other than income taxes                             33,696             33,256             28,865
  Income taxes                                              20,108             10,375             12,317
                                                  -----------------  -----------------  -----------------
       Total operating expenses                            489,588            409,902            389,228
                                                  -----------------  -----------------  -----------------

NET OPERATING INCOME                                        95,646             92,835             96,595
                                                  -----------------  -----------------  -----------------

OTHER INCOME:
  Gain on sale of Texas Panhandle properties                     -                  -             14,583
  Other income and deductions, net                           1,466              1,956              1,245
  Income taxes                                                 257                722             (5,403)
                                                  -----------------  -----------------  -----------------
       Other income, net of taxes                            1,723              2,678             10,425
                                                  -----------------  -----------------  -----------------

INCOME BEFORE INTEREST CHARGES                              97,369             95,513            107,020
                                                  -----------------  -----------------  -----------------
INTEREST CHARGES:
  Interest on long-term debt                                52,557             64,654             70,544
  Other interest and amortization of debt-related
    costs                                                    4,357              4,709              3,416
                                                  -----------------  -----------------  -----------------
       Total interest charges                               56,914             69,363             73,960
                                                  -----------------  -----------------  -----------------

INCOME FROM CONTINUING OPERATIONS BEFORE
  THE CUMULATIVE EFFECT OF ACCOUNTING CHANGE                40,455             26,150             33,060

Loss from discontinued nonregulated operations,
  net of taxes (note 4)                                     10,777              3,097                  -
                                                  -----------------  -----------------  -----------------

INCOME BEFORE THE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING                                      29,678             23,053             33,060

Cumulative effect of change in accounting for
  unbilled revenues, net of taxes (note 3)                       -                  -              8,445
                                                  -----------------  -----------------  -----------------

NET INCOME                                                  29,678             23,053             41,505
Dividends on preferred stock                                   158                167                655
                                                  -----------------  -----------------  -----------------

INCOME APPLICABLE TO COMMON STOCK                 $         29,520   $         22,886   $         40,850
                                                  =================  =================  =================


EARNINGS PER SHARE OF COMMON STOCK:
  Earnings from continuing operations before the
    cumulative effect of accounting change        $           3.08    $          2.27    $           2.98
  Loss from discontinued nonregulated operations             (0.82)             (0.27)                 -
  Earnings from cumulative effect of change in
    accounting                                                   -                  -               0.77
                                                  -----------------  -----------------  -----------------
  EARNINGS PER SHARE                              $           2.26   $           2.00   $           3.75
                                                  =================  =================  =================

DIVIDENDS PER SHARE OF COMMON STOCK               $          1.005   $           0.93   $           0.82
                                                  =================  =================  =================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                  13,083             11,465             10,901
                                                  =================  =================  =================



The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                       1997                1996               1995
                                                  ----------------   ------------------ -----------------
                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales to customers           $       625,032    $         505,307  $        481,470
  Purchased power                                        (262,107)            (198,696)         (172,486)
  Fuel costs paid                                         (37,447)             (45,576)          (44,781)
  Cash paid for payroll and to other suppliers           (125,188)             (75,138)          (76,735)
  Interest paid, net of amounts capitalized               (57,337)             (69,247)          (68,484)
  Income taxes paid                                        (9,089)             (15,684)           (1,095)
  Other taxes paid                                        (32,990)             (32,243)          (30,556)
  Other operating cash receipts and payments, net           2,979               (3,522)            1,043
                                                  ----------------   ------------------ -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                 103,853               65,201            88,376
                                                  ----------------   ------------------ -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                              (28,232)             (28,006)          (28,689)
  Additions to other property and nonregulated
    investments                                            (1,777)              (2,771)                -
  Net proceeds from sale of Texas Panhandle
    properties                                                  -                    -            29,009
  Maturities of temporary investments                           -                    -             5,590
                                                  ----------------   ------------------ -----------------
NET CASH PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                              (30,009)             (30,777)            5,910
                                                  ----------------   ------------------ -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks           (13,305)             (10,866)           (9,616)
  Common stock issuances                                    3,392               48,798               856
  Borrowings from (repayments to) revolving
    credit facilities - net                                45,000               12,000           (42,272)
  Other long-term debt issuances                                -                  202                 -
  Deferred expenses associated with financings                  -                 (588)           (2,096)
  Redemptions:
     Obligation - FWI investment aquisition                  (300)                   -                 -
     Other long-term debt                                     (61)                   -                 -
     Preferred stock                                         (180)                (180)           (5,080)
     First mortgage bonds                                (100,900)             (96,508)          (30,270)
                                                  ----------------   ------------------ -----------------
NET CASH USED IN FINANCING ACTIVITIES                     (66,354)             (47,142)          (88,478)
                                                  ----------------   ------------------ -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                     7,490              (12,718)            5,808
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            8,387               21,105            15,297
                                                  ----------------   ------------------ -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD        $        15,877    $           8,387  $         21,105
                                                  ================   ================== =================

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                      $        29,678    $          23,053  $         41,505
  Adjustments to reconcile net income to net
    cash provided by operating activities:
     Cumulative effect of change in accounting
       for unbilled revenues, net of taxes                      -                    -            (8,445)
     Gain on sale of Texas Panhandle properties                 -                    -           (14,583)
     Recognition of deferred revenues                           -                    -            (4,782)
     Depreciation                                          38,936               38,170            37,850
     Amortization of debt-related costs and
       other deferred charges                               3,184                3,329             4,952
     Allowance for borrowed funds used during
       construction                                           (47)                 (99)             (162)
     Deferred income taxes                                  9,064                 (193)            5,256
     Investment tax credits                                (1,813)                (380)            1,679

Cash flows impacted by changes in current assets
  and liabilities:
     Deferred purchased power and fuel costs                  995                5,696             5,997
     Accrued interest                                      (3,556)              (3,103)            2,289
     Accrued taxes                                         (1,244)              (7,372)            8,483
     Changes in other current assets and
       liabilities                                         25,099               (1,507)            8,826
Other, net                                                  3,557                7,607              (489)
                                                  ----------------   ------------------ -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES         $       103,853    $          65,201  $         88,376
                                                  ================   ================== =================


The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                        1997                1996
                                                  ---------------     ----------------
                                                            (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                  $    1,235,257      $     1,215,355
  Construction work in progress                            2,281                  906
                                                  ---------------     ----------------
            Total                                      1,237,538            1,216,261
  Less accumulated depreciation                          314,270              282,322
                                                  ---------------     ----------------
            Net utility plant                            923,268              933,939
                                                  ---------------     ----------------

OTHER PROPERTY AND INVESTMENTS, at cost                    5,704                3,927
                                                  ---------------     ----------------

CURRENT ASSETS:
  Cash and cash equivalents                               15,877                8,387
  Receivables:
       Customer                                            7,380               16,362
       Other                                               1,205                  594
  Inventories, at lower of average cost or market:
       Fuel                                                  483                  367
       Materials and supplies                              4,440                6,384
  Deferred purchased power and fuel costs                  2,570                3,565
  Accumulated deferred income taxes                        1,707                1,937
  Other current assets                                       982                  527
                                                  ---------------     ----------------
            Total current assets                          34,644               38,123
                                                  ---------------     ----------------

DEFERRED CHARGES                                          28,310               30,795
                                                  ---------------     ----------------
                                                  $      991,926      $     1,006,784
                                                  ===============     ================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.
            Authorized 50,000,000
            shares; issued 13,132,821 shares
            in 1997 and 13,006,492 in 1996        $      187,163      $       183,771
       Retained earnings                                 111,078               94,703
                                                  ---------------     ----------------
            Total common shareholders' equity            298,241              278,474

  Preferred stock                                          3,240                3,420
  Long-term debt, less current maturities                478,041              533,964
                                                  ---------------     ----------------
            Total capitalization                         779,522              815,858
                                                  ---------------     ----------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                       100                  138
  Accounts payable                                        27,035               28,446
  Accrued interest                                         7,323               10,879
  Accrued taxes                                           17,589               18,833
  Customers' deposits                                      3,249                2,662
  Other current liabilities                               26,665               11,797
                                                  ---------------     ----------------
            Total current liabilities                     81,961               72,755
                                                  ---------------     ----------------

REGULATORY TAX LIABILITIES                                 6,318               10,963
ACCUMULATED DEFERRED INCOME TAXES                         85,250               74,844
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS               21,149               19,734
DEFERRED CREDITS                                          17,726               12,630
COMMITMENTS AND CONTINGENCIES (Notes 1, 2,
  and 10)                                         ---------------     ----------------
                                                  $      991,926      $     1,006,784
                                                  ===============     ================



The accompanying notes are an integral part of these consolidated financial statements.


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  December 31,

                                                                                         1997                1996
                                                                                     --------------     ---------------
                                                                                            (In thousands)
COMMON SHAREHOLDERS' EQUITY
---------------------------
    Common stock with no par value per share
        Authorized shares - 50,000,000
        Outstanding shares - 13,132,821 in
          1997 and 13,006,492 in 1996                                                $     187,163      $      183,771
    Retained earnings                                                                      111,078              94,703
                                                                                     --------------     ---------------
           Total common shareholders' equity                                               298,241             278,474
                                                                                     --------------     ---------------


PREFERRED STOCK
---------------
    Preferred stock with no par value
        Authorized shares - 5,000,000
        Outstanding shares - None

    Redeemable cumulative preferred stock of TNMP with $100 par value
        Authorized shares - 1,000,000


                                Redemption
                              price at TNMP's              Outstanding shares
                                  option                   1997      1996
                                  ------                   ----      ----
        Series B            4.65%    $ 100.00            20,400      21,600                  2,040               2,160
        Series C            4.75%      100.00            12,000      12,600                  1,200               1,260
                                                        --------- ----------         --------------     ---------------
           Total redeemable cumulative preferred stock   32,400      34,200                  3,240               3,420
                                                        --------- ----------         --------------     ---------------


LONG-TERM DEBT
--------------
    FIRST MORTGAGE BONDS
        Series M            8.7  due 2006                                                    8,000                8,100
        Series T           11.2  due 1997                                                        -              100,800
        Series U            9.2  due 2000                                                  100,000              100,000

    SECURED DEBENTURES
        12.50% due 1999                                                                    130,000              130,000
        Series A 10.75% due 2003                                                           140,000              140,000

    REVOLVING CREDIT FACILITIES
        1995 Facility                                                                            -                   -
        1996 Facility                                                                      100,000              55,000

    OTHER                                                                                      141                 202
                                                                                     --------------     ---------------
           Total long-term debt                                                            478,141             534,102
            Less current maturities                                                           (100)               (138)
                                                                                     --------------     ---------------
           Total long-term debt, less current maturities                                   478,041             533,964
                                                                                     --------------     ---------------

TOTAL CAPITALIZATION                                                                 $     779,522      $      815,858
                                                                                     ==============     ===============



The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                        For the Years Ended December 31,


                                                                       Common Shareholders' Equity
                                                       ------------------------------------------------------------
                                                              Common Stock           Retained
                                                         Shares         Amount       Earnings         Total
                                                       ------------  -------------  -------------  --------------
                                                                            (In thousands)
YEAR ENDED DECEMBER 31, 1995
     Balance at January 1, 1995                             10,866   $    134,117   $     50,752   $     184,869
     Net income                                                  -              -         41,505          41,505
     Dividends on preferred stock                                -              -           (655)           (655)
     Dividends on common stock - $0.82 per share                 -              -         (8,938)         (8,938)
     Sale of common stock                                       54            856              -             856
     Retirement of preferred stock                               -              -           (180)           (180)
                                                       ------------  ------------- --------------  --------------
        Balance at December 31, 1995                        10,920        134,973         82,484         217,457

YEAR ENDED DECEMBER 31, 1996
     Net income                                                  -              -         23,053          23,053
     Dividends on preferred stock                                -              -           (167)           (167)
     Dividends on common stock - $0.93 per share                 -              -        (10,699)        (10,699)
     Sale of common stock                                    2,086         48,798              -          48,798
     Retirement of preferred stock                               -              -             32              32
                                                       ------------  ------------- --------------  --------------
        Balance at December 31, 1996                        13,006        183,771         94,703         278,474

YEAR ENDED DECEMBER 31, 1997
     Net income                                                  -              -         29,678          29,678
     Dividends on preferred stock                                -              -           (158)           (158)
     Dividends on common stock - $1.005 per share                -              -        (13,158)        (13,158)
     Sale of common stock                                      127          3,392              -           3,392
     Retirement of preferred stock                               -              -             13              13
                                                       ------------  ------------- --------------  --------------
        Balance at December 31, 1997                        13,133   $    187,163  $     111,078   $     298,241
                                                       ============  ============= ==============  ==============



The accompanying notes are an integral part of these consolidated financial statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME
                        For the Years Ended December 31,


                                                                 1997              1996              1995
                                                            ----------------  ----------------  ----------------
                                                                               (In thousands)

OPERATING REVENUES                                          $       580,693   $       502,737   $       485,823
                                                            ----------------  ----------------  ----------------

OPERATING EXPENSES:
  Purchased power                                                   261,043           196,481           178,465
  Fuel                                                               41,730            47,201            48,898
  Other operating and maintenance                                    84,294            83,948            82,833
  Depreciation of utility plant                                      38,851            38,170            37,850
  Taxes other than income taxes                                      33,260            32,727            28,865
  Income taxes                                                       22,062            10,333            12,317
                                                            ----------------  ----------------  ----------------
       Total operating expenses                                     481,240           408,860           389,228
                                                            ----------------  ----------------  ----------------

NET OPERATING INCOME                                                 99,453            93,877            96,595
                                                            ----------------  ----------------  ----------------

OTHER INCOME:
  Gain on sale of Texas Panhandle properties                              -                 -            14,583
  Other income and deductions, net                                    1,120             1,626             1,470
  Income taxes                                                          257               722            (5,324)
                                                            ----------------  ----------------  ----------------
       Other income, net of taxes                                     1,377             2,348            10,729
                                                            ----------------  ----------------  ----------------

INCOME BEFORE INTEREST CHARGES                                      100,830            96,225           107,324
                                                            ----------------  ----------------  ----------------

INTEREST CHARGES:
  Interest on long-term debt                                         52,557            64,654            70,544
  Other interest and amortization of debt-related costs               4,355             4,709             3,416
                                                            ----------------  ----------------  ----------------
       Total interest charges                                        56,912            69,363            73,960
                                                            ----------------  ----------------  ----------------

INCOME BEFORE THE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING                                            43,918            26,862            33,364
Cumulative effect of change in accounting for
  unbilled revenues, net of taxes (note 3)                                -                 -             8,445
                                                            ----------------  ----------------  ----------------

NET INCOME                                                           43,918            26,862            41,809
Dividends on preferred stock                                            158               167               655
                                                            ----------------  ----------------  ----------------

INCOME APPLICABLE TO COMMON STOCK                           $        43,760   $        26,695   $        41,154
                                                            ================  ================  ================



The accompanying notes are an integral part of these consolidated financial statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                            1997              1996             1995
                                                                       ----------------   --------------  ---------------
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales to customers                                $       606,803    $     502,954   $      481,470
  Purchased power                                                             (262,107)        (198,696)        (172,486)
  Fuel costs paid                                                              (37,447)         (45,576)         (44,781)
  Cash paid for payroll and to other suppliers                                 (86,607)         (75,807)         (76,793)
  Interest paid, net of amounts capitalized                                    (57,331)         (69,236)         (68,484)
  Income taxes paid                                                             (8,464)         (14,242)          (1,199)
  Other taxes paid                                                             (32,980)         (31,219)         (30,054)
  Other operating cash receipts and payments, net                                2,600            1,135              639
                                                                       ----------------   --------------  ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      124,467           69,313           88,312
                                                                       ----------------   --------------  ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                   (27,942)         (28,006)         (28,689)
  Net proceeds from sale of Texas Panhandle properties                               -                -           29,009
  Withdrawals from (deposits to) escrow account                                  1,670           (1,669)               -
                                                                       ----------------   --------------  ---------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES                          (26,272)         (29,675)             320
                                                                       ----------------   --------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                (44,458)         (10,867)          (3,078)
  Equity contribution from TNP Enterprises                                           -           47,170                -
  Borrowings from (repayments to) revolving credit facilities - net             45,000           12,000          (42,272)
  Deferred expenses associated with financings                                       -             (588)          (2,096)
  Redemptions:
    First mortgage bonds                                                      (100,900)         (96,508)         (30,270)
    Preferred stock                                                               (180)            (180)          (5,080)
                                                                       ----------------   --------------  ---------------

NET CASH USED IN FINANCING ACTIVITIES                                         (100,538)         (48,973)         (82,796)
                                                                       ----------------   --------------  ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (2,343)          (9,335)           5,836
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 5,115           14,450            8,614
                                                                       ----------------   --------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $         2,772    $       5,115   $       14,450
                                                                       ================   ==============  ===============

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                           $        43,918    $      26,862   $       41,809
  Adjustments to reconcile net income to net cash provided by operating activities:
     Cumulative effect of change in accounting for unbilled
       revenues, net of taxes                                                        -                -           (8,445)
     Gain on sale of Texas Panhandle properties                                      -                -          (14,583)
     Recognition of deferred revenues                                                -                -           (4,782)
     Depreciation of utility plant                                              38,851           38,170           37,850
     Amortization of debt-related costs and other deferred charges               3,184            3,329            4,952
     Allowance for borrowed funds used during construction                         (47)             (99)            (162)
     Deferred income taxes (excluding the effect of change in
       accounting)                                                              14,584            1,140            5,132
     Investment tax credits                                                     (1,813)            (111)           1,691

Cash flows impacted by changes in current assets and liabilities:
     Deferred purchased power and fuel costs                                       995            5,696            5,997
     Accrued interest                                                           (3,556)          (3,103)           2,289
     Accrued taxes                                                                 850           (8,429)           8,432
     Changes in other current assets and liabilities                            24,751              786            8,862
Other, net                                                                       2,750            5,072             (730)
                                                                       ----------------   --------------  ---------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                              $       124,467    $      69,313   $       88,312
                                                                       ================   ==============  ===============



The accompanying notes are an integral part of these consolidated financial statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,


                                                                  1997                1996
                                                            ---------------     ----------------
                                                                      (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                            $    1,235,239       $    1,215,355
  Construction work in progress                                      2,281                  906
                                                            ---------------     ----------------
            Total                                                1,237,520            1,216,261
  Less accumulated depreciation                                    314,270              282,322
                                                            ---------------     ----------------
            Net utility plant                                      923,250              933,939
                                                            ---------------     ----------------

OTHER PROPERTY AND INVESTMENTS, at cost                                214                1,884
                                                            ---------------     ----------------

CURRENT ASSETS:
  Cash and cash equivalents                                          2,772                5,115
  Receivables:
       Customer                                                        460               15,521
       Other                                                         1,882                1,196
  Inventories, at lower of average cost or market:
       Fuel                                                            483                  367
       Materials and supplies                                        4,440                6,384
  Deferred purchased power and fuel costs                            2,570                3,565
  Accumulated deferred income taxes                                  1,707                1,937
  Other current assets                                                 222                  128
                                                            ---------------     ----------------
            Total current assets                                    14,536               34,213
                                                            ---------------     ----------------

DEFERRED CHARGES                                                    29,006               32,121
                                                            ---------------     ----------------
                                                            $      967,006      $     1,002,157
                                                            ===============     ================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share
            Authorized 12,000,000 shares; issued 10,705
              shares                                        $          107      $           107
       Capital in excess of par value                              222,146              222,133
       Retained earnings                                            64,768               65,308
                                                            ---------------     ----------------
            Total common shareholder's equity                      287,021              287,548

  Redeemable cumulative preferred stock                              3,240                3,420
  Long-term debt, less current maturities                          477,900              533,800
                                                            ---------------     ----------------
            Total capitalization                                   768,161              824,768
                                                            ---------------     ----------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                 100                  100
  Accounts payable                                                  24,859               27,254
  Accrued interest                                                   7,323               10,879
  Accrued taxes                                                     17,751               16,901
  Customers' deposits                                                3,249                2,662
  Other current liabilities                                         19,148               10,993
                                                            ---------------     ----------------
            Total current liabilities                               72,430               68,789
                                                            ---------------     ----------------

REGULATORY TAX LIABILITIES                                           6,318               10,963
ACCUMULATED DEFERRED INCOME TAXES                                   81,085               65,860
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                         21,286               19,164
DEFERRED CREDITS                                                    17,726               12,613
COMMITMENTS AND CONTINGENCIES (Notes 1, 2, and 10)
                                                            ---------------     ----------------
                                                            $      967,006      $     1,002,157
                                                            ===============     ================



The accompanying notes are an integral part of these consolidated financial statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  December 31,

                                                                                              1997               1996
                                                                                        ---------------    ----------------
                                                                                                   (In thousands)
COMMON SHAREHOLDER'S EQUITY
---------------------------
     Common stock, $10 par value per share
        Authorized shares - 12,000,000
        Outstanding shares - 10,705                                                     $          107     $            107
     Capital in excess of par value                                                            222,146              222,133
     Retained earnings                                                                          64,768               65,308
                                                                                        ---------------    ----------------
           Total common shareholder's equity                                                   287,021              287,548
                                                                                        ---------------    ----------------


PREFERRED STOCK
---------------
     Redeemable cumulative preferred stock with $100 par value
        Authorized shares - 1,000,000

                                 Redemption
                               price at TNMP's                   Outstanding shares
                                   option                        1997       1996
                                   ------                        ----       ----
        Series B             4.65%      $ 100.00               20,400       21,600               2,040               2,160
        Series C             4.75%        100.00               12,000       12,600               1,200               1,260
                                                            ----------  -----------     ---------------    ----------------
           Total redeemable cumulative preferred stock         32,400       34,200               3,240               3,420
                                                            ----------  -----------     ---------------    ----------------


LONG-TERM DEBT
--------------
     FIRST MORTGAGE BONDS
        Series M             8.7  due 2006                                                       8,000               8,100
        Series T            11.2  due 1997                                                           -             100,800
        Series U             9.2  due 2000                                                     100,000             100,000

     SECURED DEBENTURES
        12.50% due 1999                                                                        130,000             130,000
        Series A 10.75% due 2003                                                               140,000             140,000

     REVOLVING CREDIT FACILITIES
        1995 Facility                                                                                -                   -
        1996 Facility                                                                          100,000              55,000
                                                                                        ---------------    ----------------
           Total long-term debt                                                                478,000             533,900
            Less current maturities                                                               (100)               (100)
                                                                                        ---------------    ----------------
           Total long-term debt, less current maturities                                       477,900             533,800
                                                                                        ---------------    ----------------

TOTAL CAPITALIZATION                                                                    $      768,161     $       824,768
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


                                                                          Common Shareholder's Equity
                                                     -----------------------------------------------------------------------
                                                                                  Capital in
                                                            Common Stock          Excess of       Retained
                                                       Shares        Amount       Par Value       Earnings        Total
                                                     ------------ -------------  -------------  -------------  -------------
                                                                                 (In thousands)
YEAR ENDED DECEMBER 31, 1995
     Balance at January 1, 1995                               11  $        107   $    175,111   $     10,559   $    185,777
     Net income                                                -             -              -         41,809         41,809
     Dividends on preferred stock                              -             -              -           (655)          (655)
     Dividends on common stock                                 -             -              -         (2,400)        (2,400)
     Retirement of preferred stock                             -             -           (180)             -           (180)
                                                     ------------ -------------  -------------  -------------  -------------
        Balance at December 31, 1995                          11           107        174,931         49,313        224,351

YEAR ENDED DECEMBER 31, 1996
     Net income                                                -             -              -         26,862         26,862
     Dividends on preferred stock                              -             -              -           (167)          (167)
     Dividends on common stock                                 -             -              -        (10,700)       (10,700)
     Equity contribution from TNP Enterprises                  -             -         47,170              -         47,170
     Retirement of preferred stock                             -             -             32              -             32
                                                     ------------ -------------  -------------  -------------  -------------
        Balance at December 31, 1996                          11           107        222,133         65,308        287,548

YEAR ENDED DECEMBER 31, 1997
     Net income                                                -             -              -         43,918         43,918
     Dividends on preferred stock                              -             -              -           (158)          (158)
     Dividends on common stock                                 -             -              -        (44,300)       (44,300)
     Retirement of preferred stock                             -             -             13              -             13
                                                     ------------ -------------  -------------  -------------  -------------
        Balance at December 31, 1997                          11  $        107   $    222,146   $     64,768   $     287,021
                                                     ============ =============  =============  =============  =============



The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

 Note 1.  Summary of Significant Accounting Policies

   General Information

     The consolidated financial statements of TNP and subsidiaries include the accounts of TNP and its wholly owned subsidiaries, TNMP, FWI, and TNP Operating Company. The consolidated financial statements of TNMP and subsidiaries include the accounts of TNMP and its wholly owned subsidiaries, TGC and TGC II. All intercompany transactions and balances have been eliminated in consolidation.

     TNMP is TNP's principal operating subsidiary. TNMP is a public utility engaged in generating, purchasing, transmitting, distributing, and selling electricity in Texas and New Mexico. TNMP is subject to PUCT and NMPUC regulation. Some of TNMP's activities, including the issuance of securities, are subject to FERC regulation, and its accounting records are maintained in accordance with FERC's Uniform System of Accounts.

     The use of estimates is required to prepare TNP's and TNMP's consolidated financial statements in conformity with generally accepted accounting principles. Management believes that estimates are essential and will not materially differ from actual results. However, adjustments may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the 1997 financial statements.

   Accounting for the Effects of Regulation

     Electric utilities operate in a highly regulated environment. TNP's and TNMP's consolidated financial statements reflect the application of certain accounting standards, including SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which provide for recognition of the economic effects of rate regulation. Among these effects are the recognition of regulatory assets and liabilities. Regulatory assets represent revenues associated with certain costs that are expected to be recovered from customers in future rates. Regulatory liabilities are costs previously collected from customers or other amounts that reduce future rates. The following table summarizes TNP's and TNMP's regulatory assets and liabilities as of December 31, 1997 and 1996.

                                                                                  1997                 1996
                                                                                  ----                 ----
                                                                                       (In thousands)
              Regulatory Assets:
                Deferred purchased power and fuel costs                         $  2,570            $   3,565
                Deferred charges:
                  Losses on reacquired debt                                        8,621               10,000
                Rate case expenses                                                 3,638                3,743
                  Deferred accounting amounts                                      4,026                4,157
                                                                                --------            ---------
                     Total                                                      $ 18,855            $  21,465
                                                                                ========            =========

              Regulatory Liabilities:

                Income tax related                                              $  6,318            $  10,963
                                                                                ========            =========

     Federal and state legislators and regulatory authorities have adopted or are considering a number of changes that are significantly impacting competitive conditions in the electric utility industry, such as the emergence of independent power producers, wholesale transmission access, and retail wheeling. If recovery of costs through rates becomes uncertain or unlikely, whether due to legislative or regulatory changes, competition, or otherwise, accounting standards such as SFAS 71 may no longer apply to TNP and TNMP. As a result, TNP and TNMP could be required to write off all or a portion of their regulatory assets and liabilities. Moreover, to the extent that future rates are insufficient to recover costs, additional write downs could be required. Management of TNP and TNMP are currently unable to predict the ultimate outcome of changes in the electric utility industry and whether the outcome will have a significant effect on their consolidated financial position and results of operations. However, based upon current regulatory conditions in the states in which TNMP operates, management believes it probable that TNMP will continue, for the foreseeable future, to meet the criteria for continued application of SFAS 71 to its transmission and distribution portions of its business. See Note 2 for information regarding the Texas transition to competition plan and the New Mexico Community Choice plan. Based on those plans it is probable that TNMP will recover from customers the regulatory assets included in the table above.

   Utility Plant

     Utility plant is stated at the historical cost of construction which includes labor, materials, indirect charges for such items as engineering and administrative costs, and AFUDC. Property repairs and replacement of minor items are charged to operating expenses; major replacements and improvements are capitalized to utility plant.

     AFUDC is a noncash item designed to enable a utility to capitalize interest costs during periods of construction. Established regulatory practices enable TNMP to recover these costs from ratepayers. The composite rates used for AFUDC were 6.0%, 6.0%, and 8.0% in 1997, 1996, and 1995, respectively.

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

     Depreciation is provided on a straight-line method based on the estimated lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment's use. Depreciation as a percentage of average depreciable cost was 3.3%, 3.2%, and 3.3% in 1997, 1996, and 1995, respectively.

   Cash Equivalents

     All highly liquid debt instruments with maturities of three months or less when purchased are considered cash equivalents.

   Customer Receivables and Operating Revenues

     TNMP accrues estimated revenues for energy delivered since the latest billing. Prior to January 1, 1995, TNMP recognized revenue when billed. See Note 3 for the effects of the change in recognizing revenues from cycle billing to the accrual method in 1995.

     TNMP sells customer receivables to an unaffiliated company on a nonrecourse basis.

   Purchased Power and Fuel Costs

     Electric rates include estimates of purchased power and fuel costs incurred by TNMP in purchasing or generating electricity. In TNMP's Texas jurisdiction, differences between amounts collected and allowable costs are generally recorded either as purchased power subject to refund or deferred purchased power and fuel costs in accordance with regulatory ratemaking policy. See Note 2 for changes in the recovery of purchased power costs, resulting from the implementation of New Mexico Community Choice.

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

   Income Taxes

     TNP files a consolidated federal income tax return that includes the consolidated operations of TNMP and its subsidiaries. The amounts of income taxes recognized in TNMP's accompanying consolidated financial statements were computed as if TNMP and its subsidiaries filed a separate consolidated federal income tax return.

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

     The estimated fair values of long-term debt and preferred stock were based on quoted market prices of the same or similar issues. The estimated fair values of long-term debt and preferred stock were as follows:

                                       December 31, 1997                   December 31, 1996
                                 -----------------------------       ------------------------------
                                 Carrying Amount   Fair Values       Carrying Amount    Fair Values
                                 ---------------   -----------       ---------------    -----------
                                                          (In thousands)
          Long-term debt          $ 478,000          $505,400          $ 533,900        $ 564,000
          Preferred stock             3,240             2,653              3,420            1,500
          Interest rate collar          262               235                295              180


   Common Stock

     At December 31, 1997, 170,495 shares of TNP's common stock were reserved for issuance to TNMP's 401(k) plan. Additionally, at January 26, 1998, 1,224,056 shares of TNP's common stock were reserved for subsequent issuance under other stock compensation or shareholder plans.

   Shareholder Rights Plan

     TNP has a shareholder rights plan that is designed to protect TNP's shareholders from coercive takeover tactics and inadequate or unfair takeover bids. The rights plan provides for the distribution of one right for each share of TNP's common stock currently outstanding or issued until the close of business on November 4, 1998.

     Upon the occurrence of certain events, each right entitles a shareholder to elect to purchase one share of common stock at $45 per share or, under certain circumstances, shares of common stock at half the then-current market price or to receive TNP common stock or other securities having an aggregate value equal to the excess of (i) the value of the common stock or other securities on the date the rights are exercised over (ii) the cash payment that would have been payable upon exercise of the rights if cash payment had been elected.

     Until certain triggering events occur, the rights will trade together with TNP's common stock and separate rights certificates will not be issued. Among the triggering events are the acquisition by a person or group of 10% or more of TNP's outstanding common stock or the commencement of a tender or exchange offer that, upon consummation, would result in a person or group of persons owning 15% or more of TNP's outstanding common stock. The rights expire November 4, 1998, unless earlier redeemed or exchanged by TNP, and have had no effect on EPS.

   Stock-Based Compensation

     As discussed in Note 5, TNP has an equity based incentive compensation plan that awards stock-based compensation. In 1995 the FASB issued SFAS 123, Accounting for Stock-Based Compensation, that changes the method for calculating expenses associated with stock-based compensation. SFAS 123, which became effective for 1996, also allows companies to retain the approach as set forth in APB Opinion 25, Accounting for Stock Issued to Employees, for measuring expense for its stock-based compensation. TNMP has elected to continue to apply the provisions of APB Opinion 25 in calculating stock-based compensation. The application of SFAS 123 would have had no effect on the amount of expense associated with its stock-based compensation.

   Reclassification

     Certain amounts in 1996 were restated to conform with the 1997 method of presentation. In accordance with SFAS 128, 1996 earnings per share was restated and resulted in an increase of $0.02 per share.


Note 2.  Regulatory Matters


     As the electric utility industry continues its transition toward an environment of increased competition, the most significant effect of competition on TNMP, as well as other utilities, will be the ability to recover potential stranded costs. "Stranded costs" is the difference between what it currently costs TNMP to provide energy and what a customer would be willing to pay for such service in a competitive market. The inability to recover a significant portion of stranded costs would adversely impact TNP's and TNMP's financial condition. In Texas, TNMP's potential stranded cost relates to TNP One, its 300 MW generating unit, and could potentially be more than $270 million. In New Mexico, TNMP's potential stranded cost relates to its fixed purchased power contracts and could potentially be $3 million to $9 million.

     The following discusses TNMP's strategy to transition to competition and provides TNMP the ability to recover its potential stranded costs in Texas and New Mexico.

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

     Simultaneous with the Gulf Coast Cities rate filing, TNMP filed a transition to competition plan with the PUCT and all of its Texas cities. On December 22, 1997, TNMP and the staff of the PUCT, along with other signatories reached an agreement on TNMP's proposed transition to competition plan. The agreement proposes a five-year transition period, with a series of rate reductions for residential and commercial customers beginning in 1998. At the end of the transition period, TNMP's Texas customers would be allowed to choose their energy supplier. The agreement provides the opportunity for TNMP to recover a portion of its stranded costs during the transition period by using additional depreciation on TNP One and applying a portion of earnings in excess of an earnings cap amount. Also, the agreement establishes a competitive transition charge to recover any stranded cost that remains at the end of the transition period over the subsequent five years. TNMP will continue working with other interested parties to obtain their approval before forwarding this agreement to PUCT for their approval. PUCT approval is expected by mid-1998. This agreement, subject to PUCT approval, would result in TNMP discontinuing the application of SFAS 71 to its generation/power supply operations in Texas. If the plan is approved without significant modification, the discontinuation of regulatory accounting principles is not expected to have a material effect on TNMP's financial condition. The transmission and distribution operations in Texas will continue to follow SFAS 71.

   New Mexico Community Choice

     Following  NMPUC  approval on April 11, 1997,  TNMP  implemented  Community
Choice, its plan for transition to competition for its New Mexico service territory effective May 1, 1997. The plan provides TNMP's customers the right to choose their energy provider after a three-year transition period. The plan freezes rates (including the recovery of purchased power) during the transition period, and allows for customer aggregation based on market forces. TNMP believes the plan will allow it to recover its potential stranded costs in New Mexico.

     As a result of the New Mexico Community Choice plan, the power supply portion of TNMP's New Mexico operations no longer qualifies for the application of SFAS 71. Accordingly, in 1997, TNMP discontinued regulatory accounting principles for the New Mexico power supply operations. The discontinuation of SFAS 71 had no effect on TNMP's financial statements as of December 31, 1997. The transmission and distribution operations in New Mexico will continue to follow SFAS 71.

   Fuel Reconciliation

     TNMP's  fixed  fuel  factor  remains  constant  until  changed as part of a general rate case or fuel reconciliation, or until the PUCT orders a reconciliation for any over or under collections of fuel costs. TNMP filed a reconciliation of fuel costs in June 1997, for the period of October 1993 through December 1996. In January 1998, TNMP reached a stipulated agreement with the staff of the PUCT and several other interested parties. The agreement, which is subject to approval by the PUCT, specifies all fuel costs incurred during the reconciliation period should be approved as reasonable and necessary costs. Also, the agreement does not propose a change to the fixed fuel factor; however, it specifies the fuel factor is expected to be addressed in the "Texas Rate Filing and Transition to Competition Plan" described above.

Note 3.  Change in Accounting for Unbilled Revenues

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

Note 4.  Discontinued Nonregulated Operations

     Management, with approval from the Board of Directors, authorized a plan to discontinue the construction activities of FWI in late 1997. FWI will continue to operate its service and maintenance segment of its business.

     The pre-tax loss on discontinued operations recognized in 1997 of $16.3 million ($10.8 million, net of taxes, or $0.82 per share) includes the net loss on the construction segment and costs to satisfy remaining contractual obligations related to its discontinued construction operations of $9.5 million, net of taxes, as well as disposal costs of $1.3 million, net of taxes. Since the costs to dispose of the construction segment are not significant, this amount has been included in the 1997 loss on discontinued operations. The construction segment is expected to be fully disposed of within one year. During 1996, FWI had incurred a net loss from construction segment of $3.1 million, or $0.27 per share.



Note 5.  Employee Benefit Plans

   Pension Plan

     TNMP has a defined benefit pension plan covering substantially all of its employees. Benefits are based on an employee's years of service and compensation. TNMP's funding policy is to contribute the minimum amount required by federal funding standards. The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1997, and 1996.

                                                                       1997           1996
                                                                    --------      ----------
                                                                          (In thousands)
         Actuarial present value of benefit obligations:
             Vested benefit obligation                              $ 66,061      $   58,466
             Unvested benefit obligation                               4,803           4,539
                                                                    --------      ----------
                Accumulated benefit obligation                      $ 70,864      $   63,005
                                                                    ========      ==========

         Projected benefit obligation                               $ 76,316      $   66,406
         Unrecognized net asset                                           59              83
         Unrecognized prior service cost                               1,434           1,588
         Unrecognized net gain from past experience                   24,779          21,484
                                                                    --------      ----------
                                                                     102,588          89,561
         Plan assets (principally marketable securities)
           at estimated fair value                                    95,751          82,771
                                                                    --------      ----------
             Accrued pension costs (included in deferred
                credits in the consolidated balance sheets)         $  6,837      $    6,790
                                                                    ========      ==========


     Net pension costs were comprised of the following components as determined using the projected unit credit actuarial method:


                                                                       1997           1996           1995
                                                                    ---------     -----------    -----------
                                                                                 (In thousands)
         Service cost                                               $  1,371      $    1,425     $    1,071
         Interest cost on projected benefit obligation                 5,074           4,841          4,762
         Adjustment for actual return on plan assets                 (17,788)        (12,398)       (13,797)
         Net amortization and deferral                                11,390           6,207          7,607
                                                                    ---------     -----------    -----------
           Net pension costs                                        $     47      $       75     $     (357)
                                                                    =========     ===========    ===========

     Assumptions used in accounting for the pension plan as of December 31, 1997, and 1996 were as follows:

                                                           1997            1996
                                                           ----            ----
         Discount rates                                    7.0%            7.75%
         Rates of increase in compensation levels          4.0%            4.0%
         Expected long-term rate of return on assets       9.5%            9.5%



   Postretirement Benefit Plan

     TNMP sponsors a health care plan that provides postretirement medical and death benefits to retirees who satisfied minimum age and service requirements during employment. TNMP recognizes the costs of postretirement benefits on the accrual basis during the periods that employees render service to earn the benefits in accordance with SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." TNMP has been permitted to recover through rates the additional costs resulting from the adoption of SFAS 106. TNMP has a trust fund dedicated to paying these postretirement benefits.

     The following table sets forth the plan's funded status and amounts recognized in the consolidated balance sheets at December 31, 1997, and 1996.

                                                                           1997             1996
                                                                        ----------      ----------
                                                                               (In thousands)
         Accumulated postretirement benefit obligation:
             Retirees and dependents                                    $   7,615       $  13,060
             Active employees                                               3,036           4,244
                                                                        ----------      ----------
                Total benefits earned                                      10,651          17,304
         Plan assets (principally marketable securities)
           at estimated fair value                                          8,274           6,975
                                                                        ----------      ----------
         Accumulated postretirement benefit
           obligation in excess of plan assets                              2,377          10,329
         Unrecognized transition obligation                               (12,864)        (13,721)
         Unrecognized net gain from past experience                        14,168           6,998
                                                                        ----------      ----------
             Accrued postretirement benefit costs (included in
               deferred credits in the consolidated balance sheets)     $   3,681       $   3,606
                                                                        ==========      ==========

     Net   postretirement   benefit  costs  were   comprised  of  the  following
components:

                                                                           1997             1996         1995
                                                                         ---------       ---------     --------
                                                                                       (In thousands)
         Service cost                                                    $    467        $    524      $   374
         Interest cost on postretirement benefit obligation                 1,253           1,259        1,265
         Reduction for actual return on plan assets                        (1,037)           (708)        (956)
         Net amortization and deferral                                      1,056             922        1,145
                                                                         ---------       ---------     --------
           Net postretirement benefit costs                              $  1,739        $  1,997      $ 1,828
                                                                         =========       =========     ========

     The transition obligation is being amortized over a 20-year period that began in 1993. The assumed health care cost trend rate used to measure the expected cost of benefits was 5.5% for 1997 and is assumed to trend downward slightly each year to 4.3% for 2003 and thereafter. That assumed rate has an effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997, by $47,000 and the aggregate of the service and interest cost components of net postretirement benefit cost for 1997 by $274,000.

     Additional assumptions used in accounting for the postretirement benefit plan as of December 31, 1997, and 1996, were as follows:

                                                         1997            1996
                                                       --------        --------
   Discount rates                                        7.0%            7.75%
   Expected rate of return on assets (net of taxes)      5.25%           5.7%

   Incentive Plans

     TNP and TNMP have several incentive compensation plans. All employees participate in one or more of these plans. Incentive compensation is based on meeting key financial and operational performance goals such as cash value added or earnings per share, operations and maintenance costs per KWH, and system reliability measures. Operating expenses for 1997, 1996, and 1995 included costs for the various cash and equity plans of $6.0 million, $4.8 million, and $2.0 million, respectively.

   Other Employee Benefits

     TNMP has a 401(k) plan designed to enhance the other retirement plans available to its employees. Employees may invest their contributions in fixed income securities, mutual funds, or TNP common stock. TNMP's contributions are used to purchase TNP common stock, which employees may later convert into investments in other investment options.

     TNMP has employment contracts with certain members of management and other key personnel. The contracts provide for lump sum compensation payments and other rights in the event of termination of employment or other adverse treatment of such persons following a "change in control" of TNP or TNMP. Such event is defined to include, among other things, substantial changes in the corporate structure, ownership, or board of directors of either entity.

     An excess benefit plan has been provided for certain key personnel and retired employees. The payment of benefits under the excess benefit plan is partially provided under an insurance policy arrangement for paying the benefits that generally would have been provided by the pension and thrift plans except for federal limitations.

Note 6.  Income Taxes

     Components of income taxes were as follows:

                                                       TNP                                    TNMP
                                     -------------------------------------     ------------------------------------
                                        1997          1996       1995             1997        1996        1995
                                     ---------    -----------  -----------     ---------   -----------  -----------
                                                                     (In thousands)
Taxes on net operating income:
    Federal - current                $ 10,730     $   10,240   $    3,108      $  9,140    $    8,596   $    3,108
    State - current                       428             86          507           428            86          507
    Federal - deferred                  7,134             49        6,700         9,963         1,381        6,700
    ITC adjustments                     1,816              -        2,002         2,531           270        2,002
                                     ---------    -----------  -----------     ---------   -----------  -----------
                                       20,108         10,375       12,317        22,062        10,333       12,317


Taxes on other income (loss):
    Federal - current                    (534)          (100)       7,170          (534)         (100)       7,203
    Federal - deferred                    687           (241)      (1,444)          687          (241)      (1,568)
    ITC adjustments                      (410)          (381)        (323)         (410)         (381)        (311)
                                     ---------    -----------  -----------     ---------   -----------  -----------
                                         (257)          (722)       5,403          (257)         (722)       5,324
                                     ---------    -----------  -----------     ---------   -----------  -----------

Taxes on loss from discontinued
 nonregulated operations (Note 4)      (5,526)        (1,658)           -             -             -            -

Taxes on cumulative effect
 of change in accounting,
 federal-deferred (Note 3)                  -              -        4,548             -             -        4,548
                                     ---------    -----------  -----------     ---------   -----------  -----------

    Total income taxes               $ 14,325     $    7,995   $   22,268      $ 21,805    $    9,611   $   22,189
                                     =========    ===========  ===========     =========   ===========  ===========


     The amounts for total income taxes differ from the amounts computed by applying the appropriate federal income tax rate to earnings (loss) before income taxes for the following reasons:


                                                       TNP                                    TNMP
                                      ----------------------------------        ---------------------------------
                                         1997        1996        1995              1997        1996       1995
                                      ----------  ----------  ----------        ---------  -----------  ---------
                                                                     (In thousands)
Tax at statutory tax rate             $  15,252   $  10,850   $  17,595         $ 22,854   $   12,735   $ 17,674
    Amortization of
      accumulated deferred ITC           (1,403)     (1,323)     (1,079)          (1,403)      (1,323)    (1,079)
    Amortization of
      excess deferred taxes                (141)       (143)       (160)            (141)        (143)      (318)
    State income taxes                      428          86         507              428           86        507
    ITC related to disallowance            (410)       (191)       (312)            (410)        (191)      (312)
    ITC adjustment                            -        (760)          -                -            -          -
    Taxes on cumulative effect
      of change in accounting,
      federal- deferred (Note 3)              -           -       4,548                -            -      4,548
    Other, net                              599        (524)      1,169              477       (1,553)     1,169
                                      ----------  ----------  ----------        ---------  -----------  ---------
        Actual income taxes           $  14,325   $   7,995   $  22,268         $ 21,805   $    9,611   $ 22,189
                                      ==========  ==========  ==========        =========  ===========  =========


     The tax effects of temporary differences that gave rise to significant portions of net current and net noncurrent deferred income taxes as of December 31, 1997, and 1996, are presented below.


                                                                       TNP                           TNMP
                                                          ---------------------------   ---------------------------
                                                              1997            1996           1997           1996
                                                          ------------   ------------   ------------   ------------
                                                                                (In thousands)
     Current deferred income taxes:
       Deferred tax assets:
         Unbilled revenues                                $     2,905    $     2,470    $     2,905    $     2,470
         Other                                                      -            663                           663
                                                          ------------   ------------   ------------   ------------
                                                                2,905          3,133          2,905          3,133
       Deferred tax liability:
         Deferred purchased power and fuel costs               (1,198)        (1,196)        (1,198)        (1,196)
                                                          ------------   ------------   ------------   ------------
           Current deferred income taxes, net             $     1,707    $     1,937    $     1,707    $     1,937
                                                          ============   ============   ============   ============

     Noncurrent deferred income taxes:
       Deferred tax assets:
         Minimum tax credit carryforwards                 $    27,414    $    27,445    $    34,377    $    34,703
         Federal regular tax net operating
           loss carryforwards                                       -              -              -          1,724
         ITC carryforwards                                      6,608         11,255          6,472         11,823
         Regulatory related items                              17,135         16,844         17,135         16,844
         Accrued employee benefit costs                         3,195          3,486          3,195          3,486
         Other                                                  3,449          1,263            700            696
                                                          ------------   ------------   ------------   ------------
                                                               57,801         60,293         61,879         69,276
                                                          ------------   ------------   ------------   ------------
       Deferred tax liabilities:
         Utility plant, principally due to
           depreciation and basis differences                (128,913)      (115,823)      (128,912)      (115,823)
         Deferred charges                                      (6,101)        (5,565)        (6,101)        (5,565)
         Regulatory related items                              (8,037)       (13,749)        (7,951)       (13,748)
                                                          ------------   ------------   ------------   ------------
                                                             (143,051)      (135,137)      (142,964)      (135,136)
                                                          ------------   ------------   ------------   ------------
             Noncurrent deferred income taxes, net        $   (85,250)   $   (74,844)   $   (81,085)   $   (65,860)
                                                          ============   ============   ============   ============

     Federal tax carryforwards as of December 31, 1997, were as follows:

                                                                                   TNP             TNMP
                                                                                --------         ---------
                                                                                      (In thousands)
           Minimum tax credits
              Amount                                                            $ 27,414         $  34,377
              Expiration period                                                     None              None
           Investment tax credit
              Amount                                                            $  6,608         $   6,472
              Expiration period                                                     2005              2005


     An Internal Revenue Service (IRS) revenue agent involved in auditing TNP's 1990 and 1991 consolidated federal income tax returns recommended, in March 1995, that a private letter ruling concerning eligibility of the TNP One generating plant for investment tax credit (ITC) be revoked retroactively. On July 29, 1997, TNP received notification from the IRS that revoked the private letter ruling. However, the IRS simultaneously granted full relief from the effects of this revocation and has allowed TNP to rely on the private letter ruling as issued. The current ruling will have no material effect on the amount of ITC previously recognized.



Note 7.  Long-Term Debt

   First Mortgage Bonds

     FMBs issued under the Bond Indenture are secured by substantially all utility plant owned directly by TNMP. The Bond Indenture restricts cash dividend payments on TNMP common stock as discussed in Note 9.

     TNMP has the ability to issue additional FMBs based on certain financial tests, or based on previously retired FMBs. As of December 31, 1997, TNMP could not issue any additional FMBs based on the required financial tests. However, TNMP also has the ability to issue additional FMBs against previously retired FMBs, as limited by an earnings test. As of December 31, 1997, TNMP could issue up to $91 million of FMBs.

   Secured Debentures

     TNMP's Series A, 10.75% secured debentures and 12.5% secured debentures are secured with a first lien on a portion of Unit 1. The 12.5% secured debentures are also secured by a first lien on a portion of Unit 2. TNMP's secured debenture holders are also secured by second liens on substantially all utility plant in Texas owned directly by TNMP. The secured debentures also contain restrictions on dividends and asset dispositions.

   Revolving Credit Facilities

     TNMP has two credit facilities, the 1996 Facility and the 1995 Facility. The 1996 Facility provides for a total commitment of $100 million, while the 1995 Facility provides for a total commitment of $150 million. The 1996 Facility commitment expires September 2001. The 1995 Facility commitment will reduce to $125 million on November 3, 1998, and to $100 million on November 3, 1999, and will expire on November 3, 2000. The collateral securing the 1996 Facility is $100 million of non-interest bearing (except upon default) FMBs. Collateral securing the 1995 Facility is generally a first lien on a portion of TNP One, a second lien on TNMP's first mortgage bond trust estate located in Texas, and $30 million of non-interest bearing FMBs. This collateral secures borrowings up to $100 million. Before increasing borrowings above $100 million, TNMP must pledge additional non-interest bearing FMBs in an amount equal to the borrowings over $100 million.

     Associated with the 1996 Facility, TNMP has a $50 million interest rate collar to mitigate exposure to variable interest rates. The collar sets floor and ceiling rates on the 90-day LIBOR rate at 5.25% and 7.50%, respectively. The term of the interest rate collar is September 1997 through September 2000.

     TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under its two credit facilities should be sufficient to meet working capital requirements and planned capital expenditures at least through 1998.


     At December 31, 1997, interest rate on borrowings under the 1996 Facility was 7.11% and would have been 7.26% on the 1995 Facility. The composite average borrowing rates under TNMP's credit facilities were 7.15% and 7.32% for 1997 and 1996, respectively. The interest rate margins on both facilities will decrease as the ratings on TNMP's FMBs improve.

     Under specified conditions, TNMP's credit facilities restrict the payment of cash dividends on TNMP common stock. The credit facilities also prohibit the sale, lease, transfer, or other disposition of assets other than in the ordinary course of business.

   Maturities

     As of December 31, 1997, FMB and secured debenture maturities and sinking fund requirements for the five years following 1997 are as follows:

                                              Secured          Total FMBs and
            Year             FMBs           Debentures       Secured Debentures
            ----         ----------       --------------     ------------------
                                          (In thousands)
            1998         $      100         $       -            $     100
            1999                100            130,000             130,100
            2000            100,100                 -              100,100
            2001                100                 -                  100
            2002                100                 -                  100

     At the end of 1997, $100 million was outstanding under the 1996 Facility, which matures in 2001. TNMP had available borrowing capacity of $150 million under the 1995 Facility.

     As of December 31, 1997, FWI had $141,000 of debt associated with the purchase of vehicles.

Note 8.  Redeemable Cumulative Preferred Stock


     If TNMP liquidates voluntarily or involuntarily, holders of preferred stock have preferences equal to amounts payable on redemption or par, respectively, plus accrued dividends. TNMP's charter provides that additional shares of preferred stock may not be issued unless certain tests are met. As of December 31, 1997, $188 million of additional preferred stock could be issued.



Note 9.  Capital Stock and Dividends

    TNP

     In November 1997, TNP increased its quarterly dividend from $0.245 to $0.27 per share.

     In October 1996, TNP issued 2 million shares of common stock in a public offering, with net proceeds of approximately $47,170,000. The net proceeds were transferred to TNMP as an equity contribution.


   TNMP

     The Bond Indenture prohibits TNMP from paying cash dividends on its common stock to TNP unless unrestricted retained earnings are available. As of December 31, 1997, $56.8 million of unrestricted retained earnings were available for dividends.


Note 10.  Commitments and Contingencies

   Fuel Supply Agreement

     TNMP has an agreement with the Walnut Creek Mining Company for the purchase of lignite through the remaining life of TNP One. Walnut Creek Mining Company is jointly owned by Phillips Coal Company and Peter Kiewit Sons', Inc.

   Wholesale Purchased Power Agreements

     TNMP purchases a significant portion of its electric requirements from various wholesale suppliers. These contracts are scheduled to expire in various years through 2005.

     TU is TNMP's largest wholesaler of energy. In 1997, TU supplied approximately 39% of TNMP's Texas capacity and 20% of the Texas energy requirements. During 1995 TNMP notified TU of its intent to cease purchasing a significant portion of the full requirements power and energy from TU effective January 1, 1999. The TU Agreement provided for certain purchases through 2010. Since 1995, TNMP and TU have been involved in various legal and regulatory appeals regarding various terms of the TU Agreement. In late 1997, TNMP and TU entered into an agreement that resolves the appeals. The agreement, effective January 1, 1999, shortens the term of the previous agreement, which now ends in June 2002, instead of May 2010, and reduces the expected 1999 minimum contractual commitments by 80% of the projected 1998 levels. This is expected to result in a $22.4 million reduction in purchased power expense over the remaining life of the agreement as compared to the existing agreement.

     At December 31, 1997, TNMP had various outstanding commitments for take or pay agreements, including the fuel supply agreement discussed above. Detailed below are the fixed and determinable portion of the obligations (amounts in millions):

                                  1998     1999    2000     2001      2002
                                ------   ------   ------   ------   -------

  Purchased power agreements    $ 65.7   $ 24.4   $ 24.1   $ 13.9   $  5.4
  Fuel supply agreements          30.2     30.2     30.2     30.2     30.2
                                ------   ------   ------   ------   ------
    Total                       $ 95.9   $ 54.6   $ 54.3   $ 44.1   $ 35.6
                                ======   ======   ======   ======   ======

   Significant Customer

     TNMP has received notification that a significant customer in Texas will replace the power previously provided by TNMP with power from a cogeneration plant built by a third party wholesale power producer. The plant is scheduled to commence operations in the first quarter of 1998. This customer provided sales of 629 GWH and annual revenues of $28.3 million in 1997 ($10.1 million in base revenues). TNMP has an agreement with the wholesale power producer to continue providing certain services to the cogeneration plant. The base revenues from this agreement are expected to be $0.5 million annually.

   Legal Actions

     TNMP is the defendant in a suit styled Clear Lake Cogeneration Limited Partnership vs. Texas-New Mexico Power Company, pending in the 234th District Court of Harris County, Texas. This lawsuit and a parallel proceeding also pending before the PUCT arose out of disagreements between the limited partnership (Clear Lake) and TNMP over the interpretation of certain provisions of a purchased power agreement under which TNMP purchases cogenerated electricity from Clear Lake. Clear Lake disputes several charges for which TNMP has billed Clear Lake, alleges that TNMP has failed to abide by contractual language concerning several issues, and seeks in the lawsuit approximately $15 million in damages. TNMP has moved for summary judgment in the lawsuit, which is in the discovery phase. TNMP is vigorously contesting the lawsuit and the PUCT proceeding. The ultimate disposition is not expected to have a material effect on TNMP's results of operations.

     TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, pending in the 149th State District Court of Brazoria County, Texas. The suit is based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips is seeking the recovery of approximately $36 million in damages arising from the interruption. TNMP is vigorously contesting this lawsuit, which is in the discovery phase. The ultimate disposition is not expected to have a material effect on TNMP's results of operations.

     See Note 2 for information regarding the rate filing with the Texas Gulf Coast Cities, the transition to competition plan filed with the PUCT and the fuel reconciliation with the PUCT.

     TNMP is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on TNMP's and TNP's consolidated financial position or results of operations.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 Selected Quarterly Consolidated Financial Data

     The following selected quarterly consolidated financial data for TNP is unaudited, and, in the opinion of TNP's management, is a fair summary of the results of operations for such periods:

                                                            March 31      June 30     Sept. 30       Dec. 31
                                                           ----------   ----------   ----------   ----------
                                                                (In thousands except per share amounts)
1997

Operating revenues........................................ $  126,847   $  133,338   $  189,339   $  135,710
Net operating income......................................     19,348       23,049       36,486       16,763
Income from continuing operations.........................      5,040        8,871       22,736        3,808
Net income................................................      4,110        7,431       20,694       (2,557)
Earnings per share of common stock from
   continuing operations..................................      0.38         0.68          1.73         0.29
Earnings per share of common stock *......................      0.31         0.56          1.57        (0.20)
Dividends per share of common stock....................... $    0.245   $    0.245   $    0.245   $     0.27

Weighted average common shares outstanding................     13,025       13,069       13,092       13,128

1996

Operating revenues........................................ $   99,827   $  122,020   $  157,453   $  123,437
Net operating income......................................     17,638       25,143       31,050       19,004
Income from continuing operations.........................        559        7,956       15,152        2,483
Net income................................................        562        7,831       14,292          368
Earnings per share of common stock from
   continuing operations *................................      0.05         0.72          1.37         0.19
Earnings per share of common stock *......................      0.05         0.71          1.29         0.03
Dividends per share of common stock....................... $    0.22    $    0.22    $    0.245   $    0.245

Weighted average common shares outstanding................     10,936       10,994       11,015       12,955


* The individual quarters may not add to the yearly totals since the per share amounts are based upon the average number of shares outstanding during each quarter.

     Generally, the variations between quarters reflect the seasonal fluctuations of TNMP's business. Also, the fourth quarter of 1996 results reflect a $1.3 million after tax charge for the settlement of litigation associated with the Series T FMB retirement in 1995.




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III
                                    --------

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The information required by this item is incorporated by reference to "Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" in the proxy statement relating to the 1998 Annual Meeting of Holders of TNP Common Stock.

Executive Officers

     The information set forth under "Employees and Executives" in Part I is incorporated here by reference.

Item 11.     EXECUTIVE COMPENSATION.*

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.*

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*

* The information required by Items 11, 12, and 13 is incorporated by reference to "Compensation of Executive Officers," "Election of Directors - Direct Compensation," and "Security Ownership of Management and Certain Beneficial Owners" in the proxy statement relating to the 1998 Annual Meeting of Holders of TNP Common Stock.


                                     PART IV
                                     -------

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    The following financial statements are filed as part of this report:

                                                                                                                Page
       Reports of Independent Public Accountants..........................................................       18
       Independent Auditors' Reports......................................................................       20

       TNP
       Consolidated Statements of Income, Three Years Ended December 31, 1997.............................       22
       Consolidated Statements of Cash Flows, Three Years Ended December 31, 1997.........................       23
       Consolidated Balance Sheets, December 31, 1997, and 1996...........................................       24
       Consolidated Statements of Capitalization, December 31, 1997, and 1996.............................       25
       Consolidated Statements of Common Shareholders' Equity, Three Years
         Ended December 31, 1997..........................................................................       26

       TNMP
       Consolidated Statements of Income, Three Years Ended December 31, 1997.............................       27
       Consolidated Statements of Cash Flows, Three Years Ended December 31, 1997.........................       28
       Consolidated Balance Sheets, December 31, 1997, and 1996...........................................       29
       Consolidated Statements of Capitalization, December 31, 1997, and 1996.............................       30
       Consolidated Statements of Common Shareholder's Equity, Three Years
         Ended December 31, 1997..........................................................................       31
       Notes to Consolidated Financial Statements.........................................................       32
       Selected Quarterly Consolidated Financial Data - TNP...............................................       43

(b)  No reports on Form 8-K were filed during the last quarter of 1997.

(c)  The Exhibit Index on pages 46 - 51 is incorporated here by reference.

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

            TNP ENTERPRISES, INC. AND TEXAS-NEW MEXICO POWER COMPANY


Date:  March 18, 1998                By:  \s\ Manjit. S. Cheema
                                       ---------------------------------------
                                       Manjit S. Cheema, Senior Vice President
                                       & Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

                                                            Title                                            Date
                                                            -----                                            ----


By  \s\ Kevern R. Joyce                               Chairman, President, & Chief Executive Officer         3/18/98
    ----------------------------                                                                             ------
    Kevern R. Joyce


By  \s\ Manjit. S. Cheema                             Senior Vice President & Chief Financial Officer        3/18/98
    ----------------------------                      of TNMP and TNP                                        ------
    Manjit S. Cheema

By  \s\ Scott Forbes                                  Controller of TNMP & TNP                               3/18/98
    ----------------------------                                                                             ------
    Scott Forbes


By  \s\ R. Denny Alexander                            Director                                               3/18/98
    ----------------------------                                                                             ------
    R. Denny Alexander


By  \s\ John A. Fanning                               Director                                               3/18/98
    ----------------------------                                                                             ------
    John A. Fanning


By  \s\ Sidney M. Gutierrez                           Director                                               3/18/98
    ----------------------------                                                                             ------
    Sidney M. Gutierrez


By  \s\ J. R. Holland, Jr.                            Director                                               3/18/98
    ----------------------------                                                                             ------
    J. R. Holland, Jr.


By  \s\ Harris L. Kempner, Jr.                        Director                                               3/18/98
    ----------------------------                                                                             ------
    Harris L. Kempner, Jr.


By  \s\ Dr. Carol D. Smith Surles                     Director                                               3/18/98
    ----------------------------                                                                             ------
    Dr. Carol D. Smith Surles


By  \s\ Larry G. Wheeler                              Director                                               3/18/98
    ----------------------------                                                                             ------
    Larry G. Wheeler


By  \s\ Dennis H. Withers                             Director                                               3/18/98
    ----------------------------                                                                             ------
    Dennis H. Withers


                                  EXHIBIT INDEX
                                  -------------

     Exhibits filed with this report are denoted by "*."

Exhibit
   No.                              Description
-------                             -----------


TNP incorporates the following exhibits by reference to the exhibits and filings noted in parenthesis.

3(a) - Articles of Incorporation  and Amendments  through March 6, 1984 (Exhibit
       3(a) to TNP 1984 Form S-14, File No. 2-89800).

3(b) - Amendment to Articles of Incorporation  filed September 25, 1984 (Exhibit
       3(b) to TNP 1984 Form 10-K, File No. 1-8847).

3(c) - Amendment to Articles of  Incorporation  filed  August 29, 1985  (Exhibit
       3(a) to TNP 1985 Form 10-K, File No. 1-8847).

3(d) - Amendment to Articles of Incorporation filed June 2, 1986 (Exhibit 3(a) to TNP 1986 Form 10-K, File No. 1-8847).

3(e) - Amendment to Articles of Incorporation filed May 10, 1988 (Exhibit 3(e) to TNP 1988 Form 10-K, File No. 1-8847).

3(f) - Amendment to Articles of Incorporation filed May 10, 1988 (Exhibit 3(f) to TNP 1988 Form 10-K, File No. 1-8847).

3(g) - Amendment to Articles of  Incorporation  filed December 27, 1988 (Exhibit
       3(g) to TNP 1988 Form 10-K, File No. 1-8847).

3(h) - Bylaws,  as amended  (Exhibit  3(h) to joint  1994 Form  10-K,  File Nos.
       1-8847 and 2-97230).

4(u) - Rights  Agreement and Form of Right  Certificate,  as amended,  effective
       November 13, 1990 (Exhibit 2.1 to TNP Form 8-A, File No. 1-8847).

*23  - Independent   Public   Accountants'   Consent  -  Arthur  Andersen  LLP.
       Independent Auditors' Consent - KPMG Peat Marwick LLP.

*27  - Financial Data Schedule for TNP.

TNMP incorporates the following exhibits by reference to the exhibits and filings noted in parenthesis.

3(i) - Restated Articles of Incorporation. (Exhibit 3(i) to TNMP 1996 10-K, File
       No. 2-97230)

3(ii)- Bylaws,  as amended  November 15, 1994  (Exhibit  3(hh) to TNMP 1994 Form
       10-K, File No. 2-97230).

*27  - Financial Data Schedule for TNMP.

TNP and TNMP incorporate the following exhibits by reference to the exhibits and filings noted in parenthesis.

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

4(i) - Fourteenth  Supplemental  Indenture  dated as of March 1, 1975  (Exhibit
       2(r), to CPS Form S-7, File No. 2-61323).

4(j) - Fifteenth  Supplemental  Indenture dated as of September 1, 1976 (Exhibit
       2(e), File No. 2-57034).

4(k) - Sixteenth  Supplemental  Indenture  dated as of November 1, 1981 (Exhibit
       4(x), File No. 2-74332).

4(l) - Seventeenth  Supplemental Indenture dated as of December 1, 1982
       (Exhibit 4(cc), File No. 2-80407).

4(m) - Eighteenth  Supplemental Indenture dated as of September 1, 1983
       Exhibit (a) to Form 10-Q of TNMP for the quarter ended September 30, 1983, File No. 1-4756).

4(n) - Nineteenth  Supplemental Indenture dated as of May 1, 1985 (Exhibit
       4(v), File No. 2-97230).

4(o) - Twentieth  Supplemental  Indenture dated as of July 1, 1987 (Exhibit
       4(o) to Form 10-K of TNMP for the year ended December 31, 1987, File No. 2-97230).

4(p) - Twenty-First  Supplemental  Indenture  dated as of July 1, 1989
       (Exhibit 4(p) to Form 10-Q of TNMP for the quarter ended June 30, 1989, File No. 2-97230).

4(q) - Twenty-Second  Supplemental  Indenture  dated  as of  January  15,
       1992 (Exhibit 4(q) to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

4(r) - Twenty-Third  Supplemental  Indenture  dated as of  September  15,
       1993 (Exhibit 4(r) to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

4(s) - Twenty-Fourth  Supplemental  Indenture  dated  as of  November  3,
       1995 (Exhibit 4(s) to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

4(t) - Twenty-Fifth  Supplemental  Indenture  dated as of  September  10,
       1996 (Exhibit 4(t) to Form 10-Q of TNMP for the quarter ended September 30, 1996, File No. 2-97230).

4(u) - Indenture and Security Agreement for 12 1/2% Secured Debentures dated as of January 15, 1992 (Exhibit 4(r) to TNMP 1991 Form 10-K, File No. 2-97230).

4(v) - Indenture and Security Agreement for 10 3/4% Secured Debentures dated as of September 15, 1993 (Exhibit 4(t) to TNMP 1993 Form 10-K, File No. 2-97230).

                          Contracts Relating to TNP One
                          -----------------------------

10(a)- Fuel Supply Agreement, dated November 18, 1987, between Phillips Coal Company and TNMP (Exhibit 10(j) to TNMP 1987 Form 10-K, File No.2-97230).

10(a)1 - Amendment No. 1, dated as of April 1, 1988, to Fuel Supply Agreement dated November 18, 1987, between Phillips Coal Company and TNMP (Exhibit 10(a)1 to Joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

10(a)2 - Amendment  No. 2, dated as of November 29, 1994,  between  Walnut Creek
         Mining Company and TNMP, to Fuel Supply Agreement dated November 18, 1987, between Phillips Coal Company and TNMP, (Exhibit 10(a)2 to joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

10(b)- Unit 1 First Amended and Restated Project Loan and Credit Agreement, dated as of January 8, 1992 (the "Unit 1 Credit Agreement"), among TNMP, TGC, certain banks (the "Unit 1 Banks") and Chase Manhattan Bank (National Association), as Agent for the Unit 1 Banks (the "Unit 1 Agent"), (Exhibit 10(c) to TNMP 1991 Form 10-K , File No. 2-97230).

10(b)1 - Participation Agreement, dated as of January 8, 1992, among certain banks, Participants, and the Unit 1 Agent (Exhibit 10(c)1 to TNMP 1991 Form 10-K, File No. 2-97230).

10(b)2 - Amendment  No. 1, dated as of September  21, 1993, to the Unit 1 Credit
         Agreement (Exhibit 10(b)2 to TNMP 1993 Form 10-K , File No. 2-97230).

10(c)- Assignment and Security Agreement, dated as of January 8, 1992, among TGC and the Unit 1 Agent (Exhibit 10(d) to TNMP 1991 Form 10-K , File No. 2-97230).

10(d)- Amended and Restated Subordination Agreement, dated as of October 1, 1988, among TNMP, Continental Illinois National Bank and Trust Company of Chicago and the Unit 1 Agent(Exhibit 10(uu) to TNMP 1988 Form 10-K, File No. 2-97230).

10(e)- Unit 1 Mortgage and Deed of Trust, dated as of December 1, 1987, (Exhibit 10(ee) to TNMP 1987 Form 10-K , File No. 2-97230).

10(e)1 - Supplemental  Unit 1 Mortgage and Deed of Trust executed on January 27,
         1992, (Exhibit 10(g)4 to TNMP 1991 Form 10-K , File No. 2-97230).

10(e)2 - First TGC Modification and Extension Agreement, dated as of January 24,
         1992, among the Unit 1 Banks, the Unit 1 Agent, TNMP, and TGC (Exhibit 10(g)1 to TNMP 1991 Form 10-K, File No. 2-97230).

10(e)3 - Second TGC  Modification and Extension  Agreement,  dated as of January
         27, 1992, among the Unit 1 Banks, the Unit 1 Agent, TNMP, and TGC (Exhibit 10(g)2 to TNMP 1991 Form 10-K, File No. 2-97230).

10(e)4 - Third TGC Modification and Extension Agreement, dated as of January 27,
         1992, among the Unit 1 Banks, the Unit 1 Agent, TNMP, and TGC (Exhibit 10(g)3 to TNMP 1991 Form 10-K, File No. 2-97230).

10(e)5 - Fourth TGC Modification and Extension Agreement,  dated as of September
         29, 1993, among the Unit 1 Banks, the Unit 1 Agent, TNMP, and TGC (Exhibit 10(f)5 to TNMP 1993 Form 10-K, File No. 2-97230).

10(e)6 - Fifth TGC Modification and Extension  Agreement,  dated as of September
         29, 1993, among the Unit 1 Banks, the Unit 1 Agent, TNMP, and TGC (Exhibit 10(f)6 to TNMP 1993 Form 10-K, File No. 2-97230).

10(f)- Indemnity Agreement, dated December 1, 1987, by Westinghouse, CE and Zachry, (Exhibit 10(ff) to TNMP 1987 Form 10-K, File No. 2-97230).

10(g)- Unit 1 Second Lien Mortgage and Deed of Trust dated as of December 1, 1987, (Exhibit 10(jj) to TNMP 1987 Form 10-K, File No. 2-97230).

10(g)1 - Correction Second Lien Mortgage and Deed of Trust, dated as of December
         1, 1987, (Exhibit 10(vv) to TNMP 1988 Form 10-K, File No. 2-97230).

10(g)2 - Second Lien  Mortgage  and Deed of Trust  Modification,  Extension  and
         Amendment Agreement, dated as of January 8, 1992 (Exhibit 10(i)2 to TNMP 1991 Form 10-K, File No. 2-97230).

10(g)3 - TNMP Second Lien Mortgage Modification No. 2, dated as of September 21,
         1993 (Exhibit 10(h)3 to TNMP 1993 Form 10-K, File No. 2-97230).

10(h) - Agreement for Conveyance and Partial Release of Liens, dated as of December 1, 1987, by PFC and the Unit 1 Agent (Exhibit 10(kk) to TNMP 1987 Form 10-K, File No. 2-97230).

10(i)-   Inducement  and  Consent  Agreement,  dated as of June 15,  1988,
         among Phillips  Coal  Company,   Kiewit  Texas  Mining  Company,  TNMP,
         Phillips Petroleum Company, and Peter Kiewit Son's, Inc. (Exhibit 10(nn) to TNMP 1988 Form 10-K, File No. 2-97230).

10(j)- Assumption Agreement, dated as of October 1, 1988, by TGC, in favor of certain banks, the Unit 1 Agent, and the Depositary, as defined therein (Exhibit 10(ww) to TNMP 1988 Form 10-K, File No. 2-97230).

10(k)- Guaranty, dated as of October 1, 1988, by TNMP of TGC obligations under Unit 1 Credit Agreement (Exhibit 10(xx) to TNMP 1988 Form 10-K of TNMP, File No. 2-97230).

10(l)- First Amended and Restated Facility Purchase Agreement, dated as of January 8, 1992, between TNMP and TGC (Exhibit 10(n) to TNMP 1991 Form 10-K, 1991, File No. 2-97230).

10(m)- Operating Agreement, dated as of October 1, 1988, between TNMP and TGC (Exhibit 10(zz) to TNMP 1988 Form 10-K, File No. 2-97230).

10(n)- Unit 2 First Amended and Restated Project Loan and Credit Agreement, dated as of January 8, 1992 (the "Unit 2 Credit Agreement"), among TNMP, TGC II, certain banks (the "Unit 2 Banks") and The Chase Manhattan Bank (National Association), as Agent for the Unit 2 Banks (the "Unit 2 Agent") (Exhibit 10(q) to TNMP 1991 Form 10-K, File No. 2-97230).

10(n)1 - Amendment  No. 1, dated as of September  21, 1993, to the Unit 2 Credit
         Agreement (Exhibit 10(o)1 to TNMP 1993 Form 10-K, File No. 2-97230).

10(o)- Assignment and Security Agreement, dated as of January 8, 1992, among TGC II and the Unit 2 Agent (Exhibit 10(r) to TNMP 1991 Form 10-K, File No. 2-97230).

10(p)- Assignment and Security Agreement, dated as of October 1, 1988, by TNMP to the Unit 2 Agent (Exhibit 10(jjj) to TNMP 1988 Form 10-K, File No. 2-97230).

10(q)- Subordination Agreement, dated as of October 1, 1988, among TNMP, Continental Illinois National Bank and Trust Company of Chicago, and the Unit 2 Agent (Exhibit 10(mmm) to TNMP 1988 Form 10-K, File No. 2-97230).

10(r)- Unit 2 Mortgage and Deed of Trust dated as of October 1, 1988 (Exhibit 10(uuu) to TNMP 1988 Form 10-K, File No. 2-97230).

10(r)1 - First TGC II Modification and Extension Agreement,  dated as of January
         24, 1992, among the Unit 2 Banks, the Unit 2 Agent, TNMP, and TGC II (Exhibit 10(u)1 to TNMP 1991 Form 10-K, File No. 2-97230).

10(r)2 - Second TGC II Modification and Extension Agreement, dated as of January
         27, 1992, among the Unit 2 Banks, the Unit 2 Agent, TNMP and TGC II (Exhibit 10(u)2 to TNMP 1991 Form 10-K, File No. 2-97230).

10(r)3 - Third TGC II Modification and Extension Agreement,  dated as of January
         27, 1992, among the Unit 2 Banks, the Unit 2 Agent, TNMP, and TGC II (Exhibit 10(u)3 to TNMP 1991 Form 10-K, File No. 2-97230).

10(r)4 - Fourth  TGC II  Modification  and  Extension  Agreement,  dated  as of
         September 29, 1993, among the Unit 2 Banks, the Unit 2 Agent, TNMP, and TGC II (Exhibit 10(s)4 to TNMP 1993 Form 10-K, File No. 2-97230).

10(r)5 - Fifth TGC II Modification and Extension Agreement, dated as of June 15,
         1994, among the Unit 2 Banks, the Unit 2 Agent, TNMP, and TGC II (Exhibit 10(s)5 to TNMP Form 10-Q for quarter ended June 30, 1994, File No. 2-97230).

10(s)- Release and Waiver of Liens and Indemnity Agreement, dated October 1, 1988, by Westinghouse, CE, and Zachry (Exhibit 10(vvv) to TNMP 1988 Form 10-K, File No. 2-97230).

10(t)- Second Lien Mortgage and Deed of Trust, dated as of October 1, 1988, (Exhibit 10(www) to TNMP 1988 Form 10-K, File No. 2-97230).

10(t)1 - Second Lien  Mortgage  and Deed of Trust  Modification,  Extension  and
         Amendment Agreement, dated as of January 8, 1992, (Exhibit 10(w)1 to TNMP 1991 Form 10-K, File No. 2-97230).

10(t)2 - TNMP Second Lien Mortgage Modification No. 2, dated as of September 21,
         1993, (Exhibit 10(u)2 to TNMP 1993 Form 10-K, File No. 2-97230).

10(u)- Intercreditor and Nondisturbance Agreement, dated as of October 1, 1988, among PFC, Texas PFC, Inc., TNMP, certain creditors, as defined therein, and the Collateral Agent, as defined therein (Exhibit 10(xxx) to TNMP 1988 Form 10-K, File No. 2-97230).

10(u)1 - Amendment  No. 1, dated as of January 8, 1992,  to  Intercreditor  and
         Nondisturbance Agreement, (Exhibit 10(x)1 to TNMP 1991 Form 10-K, File No. 2-97230).

10(u)2 - Amendment No. 2, dated as of September 21, 1993, to  Intercreditor  and
         Nondisturbance Agreement, (Exhibit 10(v)2 to TNMP 1993 Form 10-K of TNMP, File No. 2-97230).

10(v)- Grant of Reciprocal Easements and Declaration of Covenants Running with the Land, dated October 1, 1988, between PFC and Texas PFC, Inc. (Exhibit 10(yyy) to TNMP 1988 Form 10-K, File No. 2-97230).

10(w)- Non-Partition Agreement, dated as of May 30, 1990, among TNMP, TGC, and the Unit 1 Agent (Exhibit 10(ss) to TNMP 1990 Form 10-K of TNMP, File No. 2-97230).

10(x)- Assumption Agreement, dated as of May 31, 1991, by TGC II in favor of certain banks, the Unit 2 Agent, and the Depositary, as defined therein (Exhibit 10(kkk) to Amendment No. 1 to File No. 33-41903).

10(y)- Guaranty, dated as of May 31, 1991, by TNMP, for TGC II obligations under the Unit 2 Credit Agreement (Exhibit 10(lll) to Amendment No. 1 to File No. 33-41903).

10(z)- First Amended and Restated Facility Purchase Agreement, dated as of January 8, 1992, between TNMP, and TGC II (Exhibit 10(dd) to TNMP 1991 Form 10-K, File No. 2-97230).

10(z)1 - Amendment  No. 1 to the Unit 2 First  Amended  and  Restated  Facility
         Purchase Agreement, dated as of September 21, 1993, between TNMP and TGC II (Exhibit 10(aa)1 to TNMP 1993 Form 10-K, File No. 2-97230).

10(aa) - Operating Agreement,  dated as of May 31, 1991, between TNMP and TGC II
         (Exhibit 10(nnn) to Amendment No. 1 to File No. 33-41903).

10(bb) - Non-Partition Agreement, dated as of May 31, 1991, among TNMP, TGC II, and the Unit 2 Agent (Exhibit 10(ppp) to Amendment No. 1 to File No. 33-41903).

                          Contracts Relating to TNP One
                          -----------------------------

10(cc) - Revolving Credit Facility Agreement, dated as of November 3, 1995, among TNMP, certain lenders, and Chemical Bank, as Administrative Agent and Collateral Agent. (Exhibit 10(cc) to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)1- Form of Guarantee and Pledge Agreement, dated as of November 3, 1995, between TGC II, and Chemical Bank, as collateral agent (Exhibit D to Revolving Credit Facility Agreement). (Exhibit 10(cc)1 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)2- Form of Bond Agreement,  dated as of November 3, 1995, between TNMP and
         Chemical Bank, as Collateral Agent (Exhibit E to Revolving Credit Facility Agreement). (Exhibit 10(cc)2 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)3- Form of Note Pledge  Agreement,  dated as of November 3, 1995,  between
         TNMP and Chemical Bank, as collateral agent (Exhibit F to Revolving Credit Facility Agreement). (Exhibit 10(cc)3 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)4- Form of Sixth TGC II Modification and Extension Agreement,  dated as of
         November 3, 1995, among the Unit 2 Banks, The Chase Manhattan Bank, as agent, TNMP, and TGC II (Exhibit H to the Revolving Credit Facility Agreement). (Exhibit 10(cc)4 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)5- Form of Second Lien Mortgage and Deed of Trust Modification, Extension and Amendment Agreement No. 3, dated as of November 3, 1995 (Exhibit I to the Revolving Credit Facility Agreement). (Exhibit 10(cc)5 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)6- Form of  Assignment  and Amendment  Agreement,  dated as of November 3,
         1995, among TNMP, TGC II, and Chemical Bank, as administrative agent and collateral agent (Exhibit J to the Revolving Credit Facility Agreement). (Exhibit 10(cc)6 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)7- Form of  Assignment  of TGC II Mortgage  Lien,  dated as of November 3,
         1995, by The Chase Manhattan Bank as agent to Chemical Bank (Exhibit K to the Revolving Credit Facility Agreement). (Exhibit 10(cc)7 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)8- Form of Collateral Transfer of Notes, Rights and Interests, dated as of
         November 3, 1995, between TNMP and Chemical Bank, as Administrative Agent and as Collateral Agent (Exhibit L to the Revolving Credit Facility Agreement). (Exhibit 10(cc)8 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)9- Form of Assignment of Second Lien Mortgage and Deed of Trust, dated as of November 3, 1995, between the Chase Manhattan Bank, as Agent, and Chemical Bank, as agent (Exhibit M to the Revolving Credit Facility Agreement). (Exhibit 10(cc)9 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)10-Form of Collateral Transfer of Notes, Rights and Interests, dated as of November 3, 1995, between TNMP and Chemical Bank, as Administrative Agent and as Collateral Agent (Exhibit N to the Revolving Credit Facility Agreement). (Exhibit 10(cc)10 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)11-Form of  Amendment  No.  1,  dated as of  November  3,  1995,  to the
         Assignment and Security Agreement between TNMP, and The Chase Manhattan Bank, as agent (Exhibit O to the Revolving Credit Agreement). (Exhibit 10(cc)11 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

                             Power Supply Contracts
                             ----------------------

10(dd) - Contract dated May 12, 1976,  between TNMP and Houston Lighting & Power
         Company (Exhibit 5(a), File No. 2-69353).

10(dd)1- Amendment,  dated January 4, 1989, to contract between TNMP and Houston
         Lighting & Power Company (Exhibit 10(cccc) to TNMP 1988 Form 10-K, File No.2-97230).

10(ee) - Amended and Restated Agreement for Electric Service dated May 14, 1990, between TNMP and Texas Utilities Electric Company (Exhibit 10(vv) to TNMP 1990 Form 10-K, File No. 2-97230).

10(ee)1- Amendment,  dated April 19, 1993, to Amended and Restated Agreement for
         Electric  Service,  between  TNMP  and  Texas  Utilities  Electric
         Company (Exhibit 10(ii)1 to 1993 Form S-2, Registration Statement, File No. 33-66232).

10(ff) - Contract  dated April 27, 1977,  between TNMP and West Texas  Utilities
         Company, as amended (Exhibit 10(e) of Form 8 applicable to TNMP 1986 Form 10-K, File No. 2-97230).

10(gg) - Contract  dated  April 29,  1987,  between  TNMP and El Paso  Electric
         Company (Exhibit 10(f) of Form 8 applicable to TNMP 1986 Form 10-K, File No. 2-97230).

10(hh) - Amended and Restated  Contract for  Electric  Service,  dated April 29,
         1988, between TNMP and Public Service Company of New Mexico (Exhibit 10(zz)3 to Amendment No. 1 to File No. 33-41903).

10(ii) - Contract  dated  December  8,  1981,  between  TNMP and SPS as amended
         (Exhibit 10(h) of Form 8 applicable to TNMP 1986 Form 10-K, File No. 2-97230).

10(ii)1- Amendment,  dated  December 12, 1988, to contract  between TNMP and SPS
         (Exhibit 10(llll) to TNMP 1988 Form 10-K, File No. 2-97230).

10(ii)2- Amendment,  dated  December 12, 1990, to contract  between TNMP and SPS
         (Exhibit 19(t) to TNMP 1990 Form 10-K, File No. 2-97230).

10(jj) - Contract dated August 31, 1983,  between TNMP and Capitol  Cogeneration
         Company, Ltd. (Exhibit 10(i) of Form 8 applicable to TNMP 1986 Form 10-K, File No. 2-97230).

10(jj)1- Agreement  Substituting  a Party,  dated May 3,  1988,  among  Capitol
         Cogeneration Company, Ltd., Clear Lake Cogeneration Limited Partnership and TNMP (Exhibit 10(nnnn) to TNMP 1988 Form 10-K, File No. 2-97230).

10(jj)2- Letter  Agreements,  dated May 30, 1990,  and August 28, 1991,  between
         Clear Lake Cogeneration Limited Partnership and TNMP (Exhibit 10(oo)2 to TNMP 1992 Form 10-K, File No. 2-97230).

10(jj)3- Notice of Extension Letter,  dated August 31, 1992,  between Clear Lake
         Cogeneration Limited Partnership and TNMP (Exhibit 10(oo)3 to TNMP 1992 Form 10-K, File No. 2-97230).

10(jj)4- Scheduling  Agreement,  dated  September 15, 1992,  between Clear Lake
         Cogeneration Limited Partnership and TNMP (Exhibit 10(oo)4 to TNMP 1992 Form 10-K, File No. 2-97230).

10(kk) - Interconnection Agreement between TNMP and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19, 1984 (Exhibit 10(j) of Form 8 applicable to TNMP 1986 Form 10-K, File No. 2-97230).

10(ll) - Interchange  Agreement  between TNMP and El Paso Electric Company dated
         April 29, 1987 (Exhibit 10(l) of Form 8 applicable to TNMP 1986 Form 10-K, File No. 2-97230).

10(mm) - Amendment No. 1, dated November 21, 1994, to Interchange Agreement between TNMP and El Paso Electric Company (Exhibit 10(nn)1 to joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

10(nn) - DC Terminal  Participation  Agreement between TNMP and El Paso Electric
         Company dated December 8, 1981 as amended (Exhibit 10(m) of Form 8 applicable to TNMP 1986 Form 10-K, File No. 2-97230).

10(oo) - Agreement  for Purchase and Sale of Energy  effective as of May 1, 1996 among TNMP, Amoco Chemical Company and Amoco Oil Company(Exhibit 10
         (pp) to joint 1997 Form 10-K, File Nos. 1-8847 and 2-97230).

10(pp) - Agreement  dated  December  30,  1994  between  TNMP and Union  Carbide
         Corporation ("UCC") for Purchase of Capacity and Energy from UCC (Exhibit 10(qq) to joint 1997 Form 10-K, File Nos. 1-8847 and 2-97230).

*10(qq) Letter agreement dated November 24, 1997 between TNMP and Texas Utilities Electric Company.

                              Management Contracts
                              --------------------

*10(rr)- Form of TNMP  Executive  Agreement  for  Severance  Compensation  Upon
         Change in Control and schedule of substantially identical agreements.

10(ss) - Agreement  dated March 25, 1994  between  Kevern Joyce and TNP and TNMP
         (Exhibit 10(tt) to TNP and TNMP 1994 Form 10-Q, File Nos. 1-8847 and 2-97230).

*10(tt)- Amendment dated February 16, 1998 to Agreement dated March 25, 1994 between Kevern Joyce and TNP and TNMP.

*10(uu)- Agreement dated February 16, 1998 between John Edwards and TNMP.

*10(vv)- Agreement dated February 16, 1998 between Ralph S. Johnson and TNMP.

*10(ww)- Form of TNP Incentive Compensation Award Agreement and schedule of substantially identical agreements.

*21  -   Subsidiaries of the Registrants.

                                                                 Exhibit 21
                                                                 ----------
                   SUBSIDIARIES OF THE REGISTRANTS
                   -------------------------------


Name                                       State of Incorporation
----                                       ----------------------

TNP
---

Texas-New Mexico Power Company                     Texas

Facility Works, Inc.                               Texas

TNP Operating Company                              Texas





TNMP
----

Texas Generating Company                           Texas

Texas Generating Company II                        Texas

                                                                   Exhibit 23

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                     --------------------------------------

                     Independent Public Accountants' Consent
                     ---------------------------------------

The Board of Directors
TNP Enterprises, Inc.:

As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into TNP Enterprises, Inc.'s previously filed Registration Statements on Form S-8 (File nos. 2-93265 and 33-58897) and Registration Statement on Form S-3 (No. 333-17835)


                                                      Arthur Andersen LLP


Fort Worth, Texas
March 18, 1998

                                                                 Exhibit 23

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                     --------------------------------------

                          Independent Auditors' Consent
                          -----------------------------

The Board of Directors
TNP Enterprises, Inc.:

We consent to incorporation by reference in the Registration Statement (No. 333-17835) on Form S-3 and in the Registration Statements (Nos. 2-93265 and 33-58897) on Form S-8 of TNP Enterprises, Inc. of our report dated January 30, 1997, relating to the consolidated balance sheet and statement of capitalization of TNP Enterprises, Inc. and subsidiaries as of December 31, 1996, and the related consolidated statements of income, common shareholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1996, which report appears in the December 31, 1997, annual report on Form 10-K of TNP Enterprises, Inc.

Our report refers to a change in the method of accounting for operating revenues in 1995.


                                                        KPMG Peat Marwick LLP


Fort Worth, Texas
March 18, 1998