Form 10-Q
period 1998-03-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1998-05-04
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(MarkOne)
(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1998

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

TNP Enterprises, Inc. had 13,234,258 shares of common stock outstanding as of April 27, 1998.

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

                     TNP Enterprises, Inc. And Subsidiaries
                 Texas New-Mexico Power Company And Subsidiaries
   Combined Quarterly Report on Form 10-Q for the period ended March 31, 1998

     This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

     TNP Enterprises, Inc. (TNP) and Subsidiaries:

             Consolidated Statements of Income
             Three Month Periods Ended March 31, 1998, and 1997           3

             Consolidated Statements of Cash Flows
             Three Month Periods Ended March 31, 1998, and 1997           4

             Consolidated Balance Sheets
             March 31, 1998, and December 31, 1997                        5

     Texas-New Mexico Power Company (TNMP) and Subsidiaries:

             Consolidated Statements of Income
             Three Month Periods Ended March 31, 1998, and 1997           6

             Consolidated Statements of Cash Flows
             Three Month Periods Ended March 31, 1998, and 1997           7

             Consolidated Balance Sheets
             March 31, 1998, and December 31, 1997                        8

     Notes to Consolidated Financial Statements                           9

Item 2.    Management's  Discussion and Analysis of Financial
           Condition and Results of Operations.                          10


                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.                             13
           (a)   Exhibit Index                                           13
           (b)   Reports on Form 8-K                                     13
           Signature page                                                13


                                   TNP ENTERPRISES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF INCOME
                                                (Unaudited)


                                                                                  Three Months Ended
                                                                                       March 31,
                                                                       --------------------------------------
                                                                             1998                 1997
                                                                       -----------------    -----------------
                                                                       (In thousands except per share amounts)
OPERATING REVENUES                                                      $       125,399      $       126,847
                                                                       -----------------    -----------------

OPERATING EXPENSES:
  Purchased power                                                                57,510               58,347
  Fuel                                                                            7,959                9,969
  Other operating and maintenance                                                21,969               19,737
  Depreciation                                                                    9,877                9,627
  Taxes other than income taxes                                                   7,730                7,940
  Income taxes                                                                    2,366                1,879
                                                                       -----------------    -----------------
       Total operating expenses                                                 107,411              107,499
                                                                       -----------------    -----------------
NET OPERATING INCOME                                                             17,988               19,348
                                                                       -----------------    -----------------
OTHER INCOME:
  Other income and deductions, net                                                  364                  204
  Income taxes                                                                     (166)                  (1)
                                                                       -----------------    -----------------
       Other income, net of taxes                                                   198                  203
                                                                       -----------------    -----------------
INCOME BEFORE INTEREST CHARGES                                                   18,186               19,551
                                                                       -----------------    -----------------
INTEREST CHARGES:
  Interest on long-term debt                                                     12,498               13,506
  Other interest and amortization of debt-related costs                           1,063                1,005
                                                                       -----------------    -----------------
       Total interest charges                                                    13,561               14,511
                                                                       -----------------    -----------------
INCOME FROM CONTINUING OPERATIONS                                                 4,625                5,040
Loss from discontinued nonregulated operations, net of taxes (note 2)                 -                  930
                                                                       -----------------    -----------------
NET INCOME                                                                        4,625                4,110
Dividends on preferred stock                                                         38                   40
                                                                       -----------------    -----------------
INCOME APPLICABLE TO COMMON STOCK                                       $         4,587      $         4,070
                                                                       =================    =================
EARNINGS PER SHARE OF COMMON STOCK:
  Earnings from continuing operations                                   $          0.35      $          0.38
  Loss from discontinued nonregulated operations                                      -                (0.07)
                                                                       -----------------    -----------------
  EARNINGS PER SHARE                                                    $          0.35      $          0.31
                                                                       =================    =================
DIVIDENDS PER SHARE OF COMMON STOCK                                     $          0.27      $         0.245
                                                                       =================    =================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                       13,188               13,025
                                                                       =================    =================

The accompanying notes are an integral part of these consolidated financial statements.




                                             TNP ENTERPRISES, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (Unaudited)
                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                    ------------------------------------------
                                                                                          1998                   1997
                                                                                    ------------------    --------------------
                                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales to customers                                                      130,245                 130,089
  Purchased power                                                                            (61,749)                (55,719)
  Fuel costs paid                                                                             (8,010)                 (9,503)
  Cash paid for payroll and to other suppliers                                               (38,062)                (33,494)
  Interest paid, net of amounts capitalized                                                  (15,592)                (20,828)
  Income taxes paid                                                                           (1,739)                     874
  Other taxes paid                                                                           (16,431)                (16,110)
  Other operating cash receipts and payments, net                                                375                     882
                                                                                    ------------------    --------------------
NET CASH USED IN OPERATING ACTIVITIES                                                        (10,963)                 (3,809)
                                                                                    ------------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                                  (7,791)                 (5,818)
  Additions to other property and nonregulated investments                                       360                 (2,806)
                                                                                    ------------------    --------------------
NET CASH USED IN INVESTING ACTIVITIES                                                         (7,431)                 (8,624)
                                                                                    ------------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                               (3,607)                 (3,238)
  Common stock issuances                                                                       3,104                   1,678
  Borrowings from (repayments to) revolving credit facilities - net                           26,500                 120,000
  Redemptions:
     Other long-term debt                                                                       (105)                    (19)
     First mortgage bonds                                                                          -                (100,800)
                                                                                    ------------------    --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                      25,892                  17,621
                                                                                    ------------------    --------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                         7,498                   5,188
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                               15,877                   8,387
                                                                                    ------------------    --------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $         23,375      $           13,575
                                                                                    ==================    ====================

RECONCILIATION OF NET INCOME TO NET
     CASH USED IN OPERATING ACTIVITIES:
  Net income                                                                         $          4,625      $            4,110
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation                                                                               9,877                   9,665
     Amortization of debt-related costs and other deferred charges                                940                     967
     Allowance for borrowed funds used during construction                                        (36)                    (13)
     Deferred income taxes                                                                      3,180                     290
     Investment tax credits                                                                    (1,086)                    241

  Cash flows impacted by changes in current assets and liabilities:
     Deferred purchased power and fuel costs                                                   (1,043)                  2,072
     Accrued interest                                                                          (2,933)                 (7,271)
     Accrued taxes                                                                            (11,322)                 (6,394)
     Changes in other current assets and liabilities                                           (8,447)                 (9,722)
  Other, net                                                                                   (4,718)                  2,246
                                                                                    ------------------    --------------------

NET CASH USED IN OPERATING ACTIVITIES                                                $        (10,963)     $           (3,809)
                                                                                    ==================    ====================


The accompanying notes are an integral part of these consolidated financial statements.


                                      TNP ENTERPRISES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS

                                                                               March 31, 1998        December 31,
                                                                                (Unaudited)              1997
                                                                               ---------------     -----------------
                                                                                          (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                                $   1,240,719       $     1,235,257
  Construction work in progress                                                         2,691                 2,281
                                                                               ---------------     -----------------
            Total                                                                   1,243,410             1,237,538
  Less accumulated depreciation                                                       322,162               314,270
                                                                               ---------------     -----------------
            Net utility plant                                                         921,248               923,268
                                                                               ---------------     -----------------
OTHER PROPERTY AND INVESTMENTS, at cost                                                 5,344                 5,704
                                                                               ---------------     -----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                            23,375                15,877
  Accounts receivable                                                                   6,301                 8,585
  Inventories, at lower of average cost or market:
       Fuel                                                                               534                   483
       Materials and supplies                                                           4,355                 4,440
  Deferred purchased power and fuel costs                                               3,613                 2,570
  Accumulated deferred income taxes                                                       -                   1,707
  Other current assets                                                                    921                   982
                                                                               ---------------     -----------------
            Total current assets                                                       39,099                34,644
                                                                               ---------------     -----------------
DEFERRED CHARGES                                                                       27,119                28,310
                                                                               ---------------     -----------------
                                                                                $     992,810       $       991,926
                                                                               ===============     =================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.  Authorized 50,000,000
            shares; issued 13,228,931 shares in 1998 and 13,132,821 in 1997     $     190,267       $       187,163
       Retained earnings                                                              112,096               111,078
                                                                               ---------------     -----------------
            Total common shareholders' equity                                         302,363               298,241
   Preferred stock                                                                      3,240                 3,240
   Long-term debt, less current maturities                                            374,436               478,041
                                                                               ---------------     -----------------
            Total capitalization                                                      680,039               779,522
                                                                               ---------------     -----------------

CURRENT LIABILITIES:

  Current maturities of long-term debt                                                130,100                   100
  Accounts payable                                                                     22,680                27,035
  Accrued interest                                                                      4,390                 7,323
  Accrued taxes                                                                         6,267                17,589
  Customers' deposits                                                                   3,424                 3,249
  Accumulated deferred income taxes                                                       587                   -
  Other current liabilities                                                            15,255                26,665
                                                                               ---------------     -----------------
            Total current liabilities                                                 182,703                81,961
                                                                               ---------------     -----------------

REGULATORY TAX LIABILITIES                                                              4,931                 6,318
ACCUMULATED DEFERRED INCOME TAXES                                                      88,526                85,250
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                            20,011                21,149
DEFERRED CREDITS                                                                       16,600                17,726
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, and 5)
                                                                               ---------------     -----------------
                                                                                $     992,810       $       991,926
                                                                               ===============     =================


The accompanying notes are an integral part of these consolidated financial statements.


                            TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                         (a wholly owned subsidiary of TNP Enterprises, Inc.)
                                   CONSOLIDATED STATEMENTS OF INCOME
                                              (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                               ---------------------------------------
                                                                                      1998                 1997
                                                                               ------------------   ------------------
                                                                                           (In thousands)
OPERATING REVENUES                                                              $        124,575     $        126,223
                                                                               ------------------   ------------------
OPERATING EXPENSES:
  Purchased power                                                                         57,510               58,347
  Fuel                                                                                     7,959                9,969
  Other operating and maintenance                                                         19,270               18,770
  Depreciation of utility plant                                                            9,872                9,610
  Taxes other than income taxes                                                            8,384                7,795
  Income taxes                                                                             2,804                2,065
                                                                               ------------------   ------------------
       Total operating expenses                                                          105,799              106,556
                                                                               ------------------   ------------------
NET OPERATING INCOME                                                                      18,776               19,667
                                                                               ------------------   ------------------
OTHER INCOME:
  Other income and deductions, net                                                           195                  159
  Income taxes                                                                               (93)                  (1)
                                                                               ------------------   ------------------
       Other income, net of taxes                                                            102                  158
                                                                               ------------------   ------------------
INCOME BEFORE INTEREST CHARGES                                                            18,878               19,825
                                                                               ------------------   ------------------
INTEREST CHARGES:
  Interest on long-term debt                                                              12,498               13,506
  Other interest and amortization of debt-related costs                                    1,061                1,005
                                                                               ------------------   ------------------
       Total interest charges                                                             13,559               14,511
                                                                               ------------------   ------------------
NET INCOME                                                                                 5,319                5,314
Dividends on preferred stock                                                                  38                   40
                                                                               ------------------   ------------------
INCOME APPLICABLE TO COMMON STOCK                                                $         5,281     $          5,274
                                                                               ==================   ==================


The accompanying notes are an integral part of these consolidated financial statements.


                                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                               (a wholly owned subsidiary of TNP Enterprises, Inc.)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                                                        Three Months Ended
                                                                                              March 31,
                                                                               -------------------------------------
                                                                                       1998              1997
                                                                               -----------------   -----------------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales to customers                                         $       125,267      $      129,737
  Purchased power                                                                       (61,749)            (55,719)
  Fuel costs paid                                                                        (8,010)             (9,503)
  Cash paid for payroll and to other suppliers                                          (28,072)            (27,548)
  Interest paid, net of amounts capitalized                                             (15,588)            (20,828)
  Income taxes paid                                                                           -                   3
  Other taxes paid                                                                      (17,486)            (16,852)
  Other operating cash receipts and payments, net                                           193                 846
                                                                               -----------------   -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      (5,445)                 136
                                                                               -----------------   -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                             (7,694)             (5,818)
  Additions to other property and investments                                                 -                   -
                                                                               -----------------   -----------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                                  (7,694)             (5,818)
                                                                               -----------------   -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                         (10,038)             (9,040)
  Borrowings from (repayments to) revolving credit facilities - net                      26,500             120,000
  Redemptions:
    First mortgage bonds                                                                      -           (100,800)
                                                                               -----------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                16,462              10,160
                                                                               -----------------   -----------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   3,323               4,478
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          2,772               5,115
                                                                               -----------------   -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         6,095     $         9,593
                                                                               =================   =================
RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
  Net income                                                                    $         5,319     $         5,314
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
     Depreciation of utility plant                                                        9,872               9,610
     Amortization of debt-related costs and other deferred charges                          940                 967
     Allowance for borrowed funds used during construction                                  (36)                (13)
     Deferred income taxes                                                                3,846                (467)
     Investment tax credits                                                              (1,085)                334

  Cash flows impacted by changes in current assets and liabilities:
     Deferred purchased power and fuel costs                                             (1,043)              2,072
     Accrued interest                                                                    (2,933)             (7,271)
     Accrued taxes                                                                       (8,994)             (6,855)
     Changes in other current assets and liabilities                                     (5,098)             (6,319)
  Other, net                                                                             (6,233)              2,764
                                                                               -----------------   -----------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             $        (5,445)    $           136
                                                                               =================   =================


The accompanying notes are an integral part of these consolidated financial statements.

                               TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                             (a wholly owned subsidiary of TNP Enterprises, Inc.)
                                         CONSOLIDATED BALANCE SHEETS

                                                                                March 31, 1998         December 31,
                                                                                  (Unaudited)              1997
                                                                               ----------------      ---------------
                                                                                          (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                                $    1,240,671        $   1,235,239
  Construction work in progress                                                          2,691                2,281
                                                                               ----------------      ---------------
            Total                                                                    1,243,362            1,237,520
  Less accumulated depreciation                                                        322,162              314,270
                                                                               ----------------      ---------------
            Net utility plant                                                          921,200              923,250
                                                                               ----------------      ---------------
OTHER PROPERTY AND INVESTMENTS, at cost                                                    214                  214
                                                                               ----------------      ---------------
CURRENT ASSETS:
  Cash and cash equivalents                                                              6,095                2,772
  Accounts receivable                                                                      278                2,342
  Inventories, at lower of average cost or market:
       Fuel                                                                                534                  483
       Materials and supplies                                                            4,355                4,440
  Deferred purchased power and fuel costs                                                3,613                2,570
  Accumulated deferred income taxes                                                        -                  1,707
  Other current assets                                                                     356                  222
                                                                               ----------------      ---------------
            Total current assets                                                        15,231               14,536
                                                                               ----------------      ---------------
DEFERRED CHARGES                                                                        29,716               29,006
                                                                               ----------------      ---------------
                                                                                $      966,361        $     967,006
                                                                               ================      ===============
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share
            Authorized 12,000,000 shares; issued 10,705 shares                  $          107         $        107
       Capital in excess of par value                                                  222,146              222,146
       Retained earnings                                                                60,049               64,768
                                                                               ----------------      ---------------
            Total common shareholder's equity                                          282,302              287,021
  Redeemable cumulative preferred stock                                                  3,240                3,240
  Long-term debt, less current maturities                                              374,400              477,900
                                                                               ----------------      ---------------
            Total capitalization                                                       659,942              768,161
                                                                               ----------------      ---------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                 130,100                  100
  Accounts payable                                                                      21,908               24,859
  Accrued interest                                                                       4,390                7,323
  Accrued taxes                                                                          8,757               17,751
  Customers' deposits                                                                    3,424                3,249
  Accumulated deferred income taxes                                                        587                  -
  Other current liabilities                                                             11,502               19,148
                                                                               ----------------      ---------------
            Total current liabilities                                                  180,668               72,430
                                                                               ----------------      ---------------
REGULATORY TAX LIABILITIES                                                               4,931                6,318
ACCUMULATED DEFERRED INCOME TAXES                                                       84,011               81,085
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                             20,239               21,286
DEFERRED CREDITS                                                                        16,570               17,726
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, and 5)
                                                                               ----------------      ---------------
                                                                                $      966,361        $     967,006
                                                                               ================      ===============


The accompanying notes are an integral part of these consolidated financial statements.

                      TNP Enterprises Inc. and Subsidiaries
                 Texas-New Mexico Power Company and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1.  Interim Financial Statements

     The interim consolidated financial statements of TNP and subsidiaries, and TNMP and subsidiaries are unaudited, and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP's and TNMP's 1997 Combined Annual Report on Form 10-K.

     Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholders equity.

Note 2.  Discontinued Nonregulated Operations

     As discussed in TNP's and TNMP's 1997 Combined Annual Report on Form 10-K, management authorized a plan to discontinue the construction activities segment of Facility Works Inc. (FWI), TNP's wholly owned unregulated subsidiary, in late 1997. FWI is continuing to operate its service and maintenance segment of its business. The loss incurred by FWI's construction segment during the first quarter of 1997 has been reclassified as a loss from discontinued operations. The construction segment is expected to be fully disposed by the end of 1998.


Note 3.  Regulatory Matters

   Texas Transition to Competition Plan

     As discussed in TNP's and TNMP's 1997 Combined Annual Report on Form 10-K, TNMP and the staff of the Public Utility Commission of Texas (PUCT), along with other signatories, reached an agreement on TNMP's proposed transition to competition plan on December 22, 1997. The agreement proposes a five-year transition period and allows TNMP's customers to choose their electric supplier at the end of the transition period. The agreement provides the opportunity for TNMP to recover a portion of its stranded costs during the transition period and establishes a competitive transition charge to recover any stranded costs that remain at the end of the transition period over the subsequent five years. Hearings conducted by the State Office of Administrative Hearings were completed during the first quarter of 1998. PUCT approval is expected by mid-1998.

   Fuel Reconciliation

     On April 21, 1998, the PUCT issued a final order to approve the stipulated agreement regarding TNMP's filed fuel reconciliation for the period from September 30, 1993 to December 31, 1996. As discussed in TNP's and TNMP's 1997 Combined Annual Report on Form 10-K, the agreement specifies all fuel costs incurred during the reconciliation period should be approved as reasonable and necessary costs. Also, the agreement does not propose a change to the fixed fuel factor; however, it specifies the fuel factor is expected to be addressed in the "Texas Transition to Competition Plan" described above.

Note 4.  Accounting for the Effects of Regulation

     TNMP's financial statements currently reflect assets and costs based on current cost-based ratemaking regulations in accordance with Statement of Financial Accounting Standards No. 71 (SFAS 71), Accounting for the Effects of Certain Types of Regulation. Continued applicability of SFAS 71 to TNMP's financial statements requires that rates set by an independent regulator on a cost-of-service basis can actually be charged to and collected from customers.

     As discussed in TNP's and TNMP's 1997 Combined Annual Report on Form 10-K, as a result of the Community Choice program in New Mexico, TNMP discontinued the application of SFAS 71 to its generation/power supply operations in New Mexico during 1997. The discontinuing of regulatory accounting principles had no effect on TNMP's financial condition. As discussed in Note 3, TNMP has reached an agreement with the staff of the PUCT and other signatories regarding TNMP's proposed transition to competition plan. This agreement, subject to PUCT approval, would result in TNMP discontinuing the application of SFAS 71 to its generation/power supply operations in Texas. If the plan is approved without significant modification, the discontinuing of regulatory accounting principles is not expected to have a material effect on TNMP's financial condition. Management believes that, as of March 31, 1998, and for the foreseeable future, TNMP's transmission and distribution operations continue to follow SFAS 71.

Note 5.  Commitments and Contingencies

   Legal Actions

     As discussed in TNP's and TNMP's 1997 Combined Annual Report on Form 10-K, TNMP is the defendant in a suit styled Clear Lake Cogeneration Limited Partnership vs. Texas-New Mexico Power Company. As of filing date of this Form 10-Q, no changes to this matter have occurred.

     As discussed in TNP's and TNMP's 1997 Combined Annual Report on Form 10-K, TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company. As of the filing date of this Form 10-Q, no changes to this matter have occurred.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

     The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

Results Of Operations

   Overall Results

     TNP's earnings applicable to common stock were $4.6 million for the quarter ended March 31, 1998 as compared to $4.1 million for the quarter ended March 31, 1997. Excluding the loss on FWI's discontinued operations incurred during 1997, earnings for the first quarter of 1997 were $5.0 million. Earnings decreased slightly as compared to the corresponding 1997 quarter primarily due to losses associated with FWI's service and maintenance activities.

     As discussed in Note 2, FWI adopted a revised strategy in late 1997 to concentrate on service and maintenance activities and discontinue its construction segment. For the first quarter of 1998, FWI's service segment incurred a net loss of $0.5 million on revenues of $0.8 million as compared to a 1997 first quarter net loss of $0.1 million on revenues of $0.6 million. FWI's 1998 operating results were comparable to management's forecasted expectations.

     Since the operations of TNMP (the principal subsidiary) currently represent most of TNP's operations, the following discussion focuses on TNMP's operations unless noted otherwise.

   Operating Revenues

      The following table summarizes the components of operating revenues
                                 (in thousands).

                                                Three Months Ended March 31,
                                                ---------------------------
                                                                      Increase
                                               1998          1997    (Decrease)
                                             -------       -------   ----------
         Operating revenues                $ 124,575    $  126,223   $  (1,648)

         Less pass-through items              64,128        67,542      (3,414)
                                             -------       -------    ---------
         Base revenues                     $  60,447    $   58,681   $   1,766
                                             =======       =======    =========
     Pass-through items are the portion of operating revenues that recover the costs of purchased power and fuel from customers. These items affect customer rates but do not affect operating income. Explanations for the first quarter variance are discussed under "Results of Operations -- Operating Expenses."

   The following table summarizes the components of the base revenues increase from the 1997 to 1998 (in thousands).

                       Base revenues
                       -------------
                       Weather related                              $    (596)
                       Reserve for rate refund                           (779)
                       Customer growth                                    910
                       Industrial - economy rate sales                    382
                       Industrial - firm rate sales                      (760)
                       Transmission revenue                             2,114
                       Price / sales mix and other                        495
                                                                      --------
                          Base revenues increase                    $   1,766
                                                                      ========

     Current quarter base revenues increased $1.8 million, or 1.3%, compared to the corresponding 1997 period. The base revenues increase resulted from increased transmission revenues and were partially offset by reserve for Texas rate refund, loss of a significant industrial customer, and mild weather during the first quarter of 1998 as discussed below.

     Transmission revenues increased as a result of the first quarter of 1998 being recorded under a different methodology than the first quarter of 1997. During 1996, the PUCT passed a wholesale transmission access rule which established a regional method of transmission pricing, terms, and conditions. This new transmission fee structure was scheduled to start in early 1997. However, during the first quarter of 1997 several Texas utilities unsuccessfully petitioned the PUCT to revise the new transmission rules, and filed an appeal in a state district court. On April 20, 1998, the court dismissed the appeal, and affirmed the validity and constitutionality of Texas transmission access rules. TNMP did not begin recording its transmission revenues and expense in accordance with the new rules until the second quarter of 1997.

     During the first quarter of 1998, TNMP reserved $779,000 for potential rate reductions for its Texas customers. As discussed in Note 3, TNMP has filed a Transition to Competition Plan with the PUCT that proposes rate reductions retroactively to January 1, 1998.

   The following table summarizes the components of gigawatt-hour (GWH) sales.

                                               Three Months Ended March 31,
                                               ----------------------------
                                                                      Increase
                                             1998          1997      (Decrease)
                                            -----         -----       --------
   GWH sales:
   Residential                                478           494         (16)
   Commercial                                 382           380           2
   Industrial:
     Firm                                     175           267         (92)
     Economy                                1,061         1,061          -
   Power marketing                            113            30          83
   Other                                       25            25          -
                                            -----         -----       --------
         Total GWH sales                    2,234         2,257         (23)
                                            =====         =====       ========

     Current quarter sales of 2,234 GWHs decreased by 23 GWHs (or 1%) as compared to the corresponding 1997 quarter sales of 2,257 GWHs. The decrease resulted from the loss of a significant industrial customer and the unfavorable impact of extremely mild weather to residential sales. Partially offsetting the decrease were increased sales from power marketing activities.

   Operating Expenses

The following table summarizes the components of TNMP's total operating expenses
                                 (in thousands).

                                               Three Months Ended March 31,
                                               ----------------------------
                                                                     Increase
                                            1998          1997      (Decrease)
                                           ------        ------      --------
   Pass-through expenses:
     Purchased power                    $  56,464     $  58,347   $  (1,883)
     Fuel                                   7,664         9,195      (1,531)
                                          -------       -------      --------
   Total pass-through items                64,128        67,542      (3,414)


   Purchased power costs in excess
    of revenue recovery                     1,046        -            1,046

   Other operating expenses                29,437        29,154         283

   Income and other tax expenses           11,188         9,860       1,328
                                          -------       -------      --------
   Operating expenses                    $105,799     $ 106,556   $    (757)
                                          =======       =======      ========
     Overall, current quarter operating expenses were slightly lower than prior quarter as reduced pass-through costs were offset by incurring purchased power costs in excess of revenue recovery and increased income and other tax expenses.

   Pass-through Expenses

     Pass-through expenses consist of certain purchased power and fuel costs. Current quarter pass-through expenses were $3.4 million lower than prior quarter due to decreases in both types of costs.

     Purchased Power. Purchased power costs decreased by $1.9 million in the current quarter due primarily to reduced power requirements to meet lower GWH sales as explained above.

     Fuel. The decrease in the current quarter of $1.5 million is attributed to the reduction in residential and firm industrial sales. The majority of TNMP's monthly fuel costs are recovered in revenues through a fixed fuel factor per KWH approved by the PUCT. TNMP records as fuel expense the amount collected through this fixed fuel factor. Any difference between the amount collected and actual cost is deferred for collection/refund in future periods.

   Purchased Power Costs in Excess of Revenue Recovery

     TNMP incurred $1.0 million of purchased power costs in excess of revenue recovery due to the implementation of New Mexico Community Choice during 1997. This plan freezes customer rates (including the recovery of purchased power costs) during the transition period that ends on May 1, 2000. As a direct result, purchased power costs incurred in New Mexico are not fully recovered in customer rates. This additional cost was offset by increased base revenue generated from a recently renegotiated agreement with a significant industrial customer in New Mexico. As discussed in Note 4, the implementation of this plan resulted in TNMP discontinuing the application of SFAS 71 for the power supply portion of TNMP's New Mexico operations.

   Other Operating Expenses, Income and Other Tax Expenses

     Other operating expenses for the current quarter were approximately the same as the prior year quarter.

     Current quarter income and other tax expenses increased by $1.3 million. The increases are due to higher pre-tax income, higher state income taxes, and franchise taxes.

   Interest Expense

     Interest charges decreased by $1.0 million due to reduced debt levels of the credit facilities.

Financial Condition

   Liquidity

     Currently, the main sources of liquidity for TNMP are cash flow from operations and borrowings from credit facilities. TNMP's cash flow from operations was lower for the current year quarter as compared to prior year quarter due to lower receipts from customers and higher payments for purchased power costs. TNP's consolidated cash flow from operations also was lower than the prior year quarter due to the same reasons as discussed above in addition to $1.6 million of cash used by Facility Works in winding down its construction business. Currently TNP's primary source of cash are dividends from TNMP.

     TNMP has two credit facilities with a total commitment of $250 million - the 1995 Facility ($150 million) and the 1996 Facility ($100 million). As of March 31, 1997, available unused credit under the 1995 Facility was $123.5 million, subject to interest coverage and capitalization tests. Under the 1995 Facility, TNMP can borrow up to $73.5 million of the unused commitment with no additional collateral and borrow the remainder of the unused commitment ($50 million) by pledging first mortgage bonds (FMBs) equal to the principal amount of such borrowings.

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

Other Matters

    New Accounting Standards

     The Financial Accounting Standards Board issued SFAS 130, Reporting Comprehensive Income, which became effective January 1, 1998. SFAS 130 requires companies to report all changes in common shareholders equity during a period, except those resulting from investment by owners and distribution to owners, in a financial statement for the period in which they are recognized. This statement also requires prior period restatement for the comparative years presented during the period of adoption. Comprehensive income as defined by SFAS 130 will not be materially different from net income recorded on the accompanying consolidated statements of income.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      The following exhibits are filed with this report:

      10 Amendment dated March 31,1998 to Amended and Restated Agreement for Electric Service (dated May 14, 1990), as Amended, Between Texas-New Mexico Power Company and Texas Utilities Electric Company.

      27(a)  Financial Data Schedule for TNP.

      27(b)  Financial Data Schedule for TNMP.

(b)   Reports on Form 8-K - None

Statement Regarding Forward Looking Information

     The discussions in this document that are not historical facts, including, but not limited to, the outcome of current and future rate/regulatory proceedings, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: legislation in the states TNMP serves affecting the regulation of TNMP's business; changes in regulations affecting TNP and TNMP's businesses; results of regulatory proceedings affecting TNP's and TNMP's operations (particularly the transition to competition proceedings now pending before the PUCT); future acquisitions or strategic partnerships; general business and economic conditions; negotiations regarding TNMP's proposal regarding transition to competition in its Texas service area; and other factors described from time to time in TNP's and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.






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


(Registrant)               TNP ENTERPRISES, INC. AND
                           TEXAS-NEW MEXICO POWER COMPANY


Date: May 4, 1998          By \s\ MANJIT S. CHEEMA
                           -----------------------
                           Manjit S. Cheema
                           Senior Vice President and Chief Financial Officer


Date: May 4, 1998          By \s\ SCOTT FORBES
                           -------------------
                           Scott Forbes
                           Controller and as Chief Accounting Officer