Form 10-Q
period 1998-06-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1998-08-14
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1998

                                     or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

TNP Enterprises, Inc. had 13,262,850 shares of common stock outstanding as of August 12, 1998.

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

                     TNP Enterprises, Inc. And Subsidiaries
                 Texas New-Mexico Power Company And Subsidiaries
   Combined Quarterly Report on Form 10-Q for the period ended June 30, 1998

         This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

     TNP Enterprises, Inc. (TNP) and Subsidiaries:

       Consolidated Statements of Income
       Three and Six Month Periods Ended June 30, 1998, and 1997           3

       Consolidated Statements of Cash Flows
       Six Month Periods Ended June 30, 1998, and 1997                     4

       Consolidated Balance Sheets
       June 30, 1998, and December 31, 1997                                5

       Texas-New Mexico Power Company (TNMP) and Subsidiaries:

       Consolidated Statements of Income
       Three and Six Month Periods Ended June 30, 1998, and 1997           6

       Consolidated Statements of Cash Flows
       Six Month Periods Ended June 30, 1998, and 1997                     7

       Consolidated Balance Sheets
       June 30, 1998, and December 31, 1997                                8

     Notes to Consolidated Financial Statements                            9

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                     10


                                        PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                                             14

  Item 4.  Submission of Matters to a Vote of Security Holders.           14

  Item 6.  Exhibits and Reports on Form 8-K.                              14
           (a)   Exhibit Index                                            14
           (b)   Reports on Form 8-K                                      14
  Statement Regarding Forward Looking Information                         14
  Signature page                                                          15




                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)



                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                               ---------------------------------  ---------------------------------
                                                                    1998             1997              1998              1997
                                                               ---------------  ----------------  ---------------   ---------------
                                                                               (In thousands except per share amounts)
OPERATING REVENUES                                             $      143,951   $       133,338   $      269,350    $      260,185
                                                               ---------------  ----------------  ---------------   ---------------
OPERATING EXPENSES:
  Purchased power                                                      65,245            54,873          122,755           113,220
  Fuel                                                                 10,325             9,884           18,284            19,853
  Other operating and general expenses                                 26,939            23,156           48,908            42,894
  Depreciation                                                         10,179             9,742           20,056            19,369
  Taxes other than income taxes                                         8,851             7,965           16,581            15,904
  Income taxes                                                          3,720             4,669            6,086             6,548
                                                               ---------------  ----------------  ---------------   ---------------
       Total operating expenses                                       125,259           110,289          232,670           217,788
                                                               ---------------  ----------------  ---------------   ---------------
NET OPERATING INCOME                                                   18,692            23,049           36,680            42,397
                                                               ---------------  ----------------  ---------------   ---------------
OTHER INCOME:
  Other income and deductions, net                                        104               255              468               459
  Income taxes                                                            221                24               55                23
                                                               ---------------  ----------------  ---------------   ---------------
       Other income, net of taxes                                         325               279              523               482
                                                               ---------------  ----------------  ---------------   ---------------
INCOME BEFORE INTEREST CHARGES                                         19,017            23,328           37,203            42,879
                                                               ---------------  ----------------  ---------------   ---------------
INTEREST CHARGES:
  Interest on long-term debt                                           12,541            13,408           25,039            26,914
  Other interest and amortization of debt-related costs                 1,055             1,049            2,117             2,054
                                                               ---------------  ----------------  ---------------   ---------------
       Total interest charges                                          13,596            14,457           27,156            28,968
                                                               ---------------  ----------------  ---------------   ---------------
INCOME FROM CONTINUING OPERATIONS                                       5,421             8,871           10,047            13,911

Loss from discontinued operations, net of taxes (Note 2)                6,188             1,440            6,188             2,370
                                                               ---------------  ----------------  ---------------   ---------------
NET INCOME (LOSS)                                                        (767)            7,431            3,859            11,541
Dividends on preferred stock                                               38                40               76                80
                                                               ---------------  ----------------  ---------------   ---------------
INCOME (LOSS) APPLICABLE TO COMMON STOCK                                 (805)            7,391            3,783            11,461

                                                               ===============  ================  ===============   ===============
EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
  Earnings from continuing operations                          $         0.41   $          0.67   $         0.76    $         1.07
  Loss from discontinued nonregulated operations                        (0.47)            (0.11)           (0.47)            (0.19)
                                                               ===============  ================  ===============   ===============
  EARNING PER SHARE                                            $        (0.06)  $          0.56   $         0.29    $         0.88
                                                               ===============  ================  ===============   ===============
DIVIDENDS PER SHARE OF COMMON STOCK                            $         0.27   $         0.245   $         0.54    $         0.49
                                                               ===============  ================  ===============   ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                             13,240            13,069           13,214            13,047
                                                               ===============  ================  ===============   ===============




The accompanying notes are an integral part of these consolidated financial statements.


                                           TNP ENTERPRISES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                 ----------------------------------------
                                                                                        1998                  1997
                                                                                  -----------------    -------------------
                                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                     $       279,467     $          263,391
  Purchased power                                                                         (119,963)              (110,338)
  Fuel costs paid                                                                          (17,549)               (18,513)
  Cash paid for payroll and to other suppliers                                             (64,098)               (61,068)
  Interest paid, net of amounts capitalized                                                (26,162)               (31,875)
  Income taxes paid                                                                         (1,788)                  (705)
  Other taxes paid                                                                         (21,496)               (21,237)
  Other operating cash receipts and payments, net                                              506                  1,126
                                                                                  -----------------    -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   28,917                 20,781
                                                                                  -----------------    -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                               (17,066)               (13,068)
  Additions to other property and nonregulated investments                                     300                 (2,015)
                                                                                  -----------------    -------------------

NET CASH USED IN INVESTING ACTIVITIES                                                      (16,766)               (15,083)
                                                                                  -----------------    -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                             (7,221)                (6,482)
  Borrowings under revolving credit facilities                                                  -                 108,000
  Common stock issuances                                                                     3,957                  2,633
  Redemptions:
     Other long-term debt                                                                     (104)                   (61)
     Obligation - FWI investment aquisition                                                     -                    (300)
     First mortgage bonds                                                                       -                (100,800)
                                                                                  -----------------    -------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                        (3,368)                  2,990
                                                                                  -----------------    -------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                      8,782                  8,688
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                            15,877                  8,387
                                                                                  -----------------    -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $         24,659     $           17,075
                                                                                  =================    ===================

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                      $          3,859     $           11,541

activities:
     Depreciation                                                                           20,056                 19,447
     Amortization of debt-related costs and other deferred charges                           1,881                  1,926
     Allowance for borrowed funds used during construction                                     (15)                   (23)
     Deferred income taxes                                                                   2,382                  2,727
     Investment tax credits                                                                   (363)                    19

Cash flows impacted by changes in current assets and liabilities:
     Deferred purchased power and fuel costs                                                  (223)                 1,540
     Accrued interest                                                                         (794)                (4,810)
     Accrued taxes                                                                          (4,837)                (3,472)
     Accounts payable                                                                        4,424                  3,570
     Revenues subject to refund                                                              5,416                     -
     Changes in other current assets and liabilities                                        (2,386)               (10,996)
Other, net                                                                                    (483)                  (688)
                                                                                  -----------------    -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                         $         28,917     $           20,781
                                                                                  =================    ===================




The accompanying notes are an integral part of these consolidated financial statements.


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              June 30, 1998                  December 31,
                                                                               (Unaudited)                       1997
                                                                          -----------------------         -------------------
                                                                                             (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                                   $   1,240,461                   1,235,257
  Construction work in progress                                                            4,540                       2,281
                                                                          -----------------------         -------------------
            Total                                                                      1,245,001                   1,237,538
  Less accumulated depreciation                                                          323,613                     314,270
                                                                          -----------------------         -------------------
            Net utility plant                                                            921,388
                                                                                                                     923,268
                                                                          -----------------------         -------------------

OTHER PROPERTY AND INVESTMENTS, at cost                                                    5,258                       5,704
                                                                          -----------------------         -------------------

CURRENT ASSETS:
  Cash and cash equivalents                                                               24,659                      15,877
  Accounts receivable                                                                      8,395                       8,585
  Inventories, at lower of average cost or market:
       Fuel                                                                                  713                         483
       Materials and supplies                                                              4,424                       4,440
  Deferred purchased power and fuel costs                                                  2,793                       2,570
  Accumulated deferred income taxes                                                        1,346                       1,707
  Other current assets                                                                     1,304                         982
                                                                          -----------------------         -------------------
            Total current assets                                                          43,634                      34,644
                                                                          -----------------------         -------------------
DEFERRED CHARGES                                                                          24,950                      28,310
                                                                          -----------------------         -------------------
                                                                                  $      995,230            $        991,926
                                                                          =======================         ===================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.  Authorized 50,000,000
         shares; issued 13,255,215 shares in 1998 and 13,132,821 in 1997          $      191,120            $        187,163
       Retained earnings                                                                 107,716                     111,078
                                                                          -----------------------         -------------------
            Total common shareholders' equity                                            298,836                     298,241

  Preferred stock                                                                          3,240                       3,240
  Long-term debt, less current maturities                                                347,936                     478,041
                                                                          -----------------------         -------------------
            Total capitalization                                                         650,012                     779,522
                                                                          -----------------------         -------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                                   130,100                         100
  Accounts payable                                                                        31,459                      27,035
  Accrued interest                                                                         6,529                       7,323
  Accrued taxes                                                                           12,752                      17,589
  Customers' deposits                                                                      3,620                       3,249
  Revenues subject to refund (Note 3)                                                      5,416                         -
  Other current liabilities                                                               24,254                      26,665
                                                                          -----------------------         -------------------
            Total current liabilities                                                    214,130                      81,961
                                                                          -----------------------         -------------------

REGULATORY TAX LIABILITIES                                                                 3,216                       6,318
ACCUMULATED DEFERRED INCOME TAXES                                                         89,248                      85,250
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                               20,700                      21,149
DEFERRED CREDITS                                                                          17,924                      17,726
COMMITMENTS AND CONTINGENCIES (Notes 3, 4 and 5)
                                                                          -----------------------         -------------------
                                                                                  $      995,230            $        991,926
                                                                          =======================         ===================



The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three Months Ended                      Six Months Ended
                                                               June 30,                               June 30,
                                                --------------------------------------  --------------------------------------
                                                                                (In thousands)
                                                      1998                1997                1998                 1997

                                                -----------------   ------------------  ------------------   -----------------
OPERATING REVENUES                                $      143,097      $       132,361      $      267,672      $      258,584
                                                -----------------   ------------------  ------------------   -----------------
OPERATING EXPENSES:
  Purchased power                                         65,245               54,873             122,755             113,219
  Fuel                                                    10,325                9,884              18,284              19,853
  Other operating and general expenses                    24,538               21,447              43,809              40,217
  Depreciation of utility plant                           10,164                9,725              20,036              19,335
  Taxes other than income taxes                            8,738                7,813              17,122              15,608
  Income taxes                                             4,143                4,972               6,946               7,037
                                                -----------------   ------------------  ------------------   -----------------
       Total operating expenses                          123,153              108,714             228,952             215,269
                                                -----------------   ------------------  ------------------   -----------------

NET OPERATING INCOME                                      19,944               23,647              38,720              43,315
                                                -----------------   ------------------  ------------------   -----------------
OTHER INCOME:
  Other income and deductions, net                           (26)                 192                 170                 351
  Income taxes                                               221                   25                 128                  23
                                                -----------------   ------------------  ------------------   -----------------
       Other income, net of taxes                            195                  217                 298                 374
                                                -----------------   ------------------  ------------------   -----------------

INCOME BEFORE INTEREST CHARGES                            20,139               23,864              39,018              43,689
                                                -----------------   ------------------  ------------------   -----------------

INTEREST CHARGES:
  Interest on long-term debt                              12,541               13,408              25,039              26,914
  Other interest and amortization of
debt-related costs                                         1,053                1,049               2,115               2,054
                                                -----------------   ------------------  ------------------   -----------------
       Total interest charges                             13,594               14,457              27,154              28,968
                                                -----------------   ------------------  ------------------   -----------------

NET INCOME                                                 6,545                9,407              11,864              14,721
Dividends on preferred stock                                  38                   40                  76                  80
                                                -----------------   ------------------  ------------------   -----------------

INCOME APPLICABLE TO COMMON STOCK               $          6,507    $           9,367   $          11,788    $         14,641
                                                =================   ==================  ==================   =================



The accompanying notes are an integral part of these consolidated financial statements.




                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                           -------------------------------------------------
                                                                                   1998                       1997
                                                                           ----------------------     ---------------------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                           265,989                   259,545
  Purchased power                                                                       (119,963)                 (110,338)
  Fuel costs paid                                                                        (17,549)                  (18,513)
  Cash paid for payroll and to other suppliers                                           (38,279)                  (49,221)
  Interest paid, net of amounts capitalized                                              (26,154)                  (31,875)
  Income taxes paid
                                                                                           2,206                       (79)
  Other taxes paid                                                                       (21,963)                  (21,360)
  Other operating cash receipts and payments, net                                                                    1,036
                                                                                             173
                                                                           ----------------------     ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                                           29,195
                                                                                          44,460
                                                                           ----------------------     ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                             (16,955)                  (13,068)
  Withdrawal from escrow account                                                               -                     1,670
                                                                            ----------------------     ---------------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                                  (16,955)                  (11,398)
                                                                           ----------------------     ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                          (13,676)                  (20,880)
  Borrowings under revolving credit facilities                                                -                    108,000
  First mortgage bond redemption                                                              -                   (100,800)
                                                                           ----------------------     ---------------------
NET CASH USED IN FINANCING ACTIVITIES                                                    (13,676)                  (13,680)
                                                                           ----------------------     ---------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   13,829                     4,117
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           2,772                     5,115
                                                                           ----------------------     ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $            16,601         $           9,232
                                                                           ======================     =====================
RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                 $            11,864          $         14,721
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation of utility plant                                                        20,026                    19,335
     Amortization of debt-related costs and other deferred charges                         1,881                     1,926
     Allowance for borrowed funds used during construction                                   (15)                      (23)
     Deferred income taxes                                                                 4,032                     3,697
        Investment tax credits                                                              (363)                      216

Cash flows impacted by changes in current assets and liabilities:
     Deferred purchased power and fuel costs                                                (223)                   (1,552)
     Accounts payable                                                                      5,622                     5,622
     Accrued interest                                                                       (795)                     (795)
     Accrued taxes                                                                          (897)                     (897)
     Revenues subject to refund                                                            5,416                        -
     Changes in other current assets and liabilities                                      (4,386)                    3,106
Other, net                                                                                 2,288                   (16,161)
                                                                           ----------------------     ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $            44,460          $         29,195
                                                                           ======================     =====================



The accompanying notes are an integral part of these consolidated financial statements.


              TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
          (a wholly owned subsidiary of TNP Enterprises, Inc.)
                    CONSOLIDATED BALANCE SHEETS

                                                                    June 30, 1998            December 31,
                                                                     (Unaudited)                 1997
                                                                   ----------------        -----------------
                                                                                (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                         1,240,375                1,235,239
  Construction work in progress                                              4,540                    2,281
                                                                    ---------------        -----------------
            Total                                                        1,244,915                1,237,520
  Less accumulated depreciation                                            323,613                  314,270
                                                                    ---------------        -----------------
            Net utility plant                                              921,302                  923,250
                                                                    ---------------        -----------------
OTHER PROPERTY AND INVESTMENTS, at cost                                        214                      214
                                                                    ---------------        -----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                 16,601                    2,772
  Accounts receivable                                                        1,845                    2,342
  Inventories, at lower of average cost or market:
       Fuel                                                                    713                      483
       Materials and supplies                                                4,424                    4,440
  Deferred purchased power and fuel costs                                    2,793                    2,570
  Accumulated deferred income taxes                                          1,346                    1,707
  Other current assets                                                         412                      222
                                                                    ---------------        -----------------
            Total current assets                                            28,134                   14,536
                                                                    ---------------        -----------------
DEFERRED CHARGES                                                            23,797                   29,006
                                                                    ---------------        -----------------
                                                                           973,447                  967,006
                                                                    ===============        =================

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share.
            Authorized 12,000,000 shares; issued 10,705 shares                 107                      107
       Capital in excess of par value                                      222,146                  222,146
       Retained earnings                                                    62,956                   64,768
                                                                    ---------------        -----------------
            Total common shareholder's equity                              285,209                  287,021

  Redeemable cumulative preferred stock                                      3,240                    3,240
  Long-term debt, less current maturities                                  347,900                  477,900
                                                                    ---------------        -----------------
            Total capitalization                                           636,349                  768,161
                                                                    ---------------        -----------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                                     130,100                      100
  Accounts payable                                                          30,481                   24,859
  Accrued interest                                                           6,528                    7,323
  Accrued taxes                                                             16,854                   17,751
  Customers' deposits                                                        3,620                    3,249
  Revenues subject to refund (Note 3)                                        5,416                       -
  Other current liabilities                                                 14,298                   19,148
                                                                    ---------------        -----------------
            Total current liabilities                                      207,297                   72,430
                                                                    ---------------        -----------------

REGULATORY TAX LIABILITIES                                                   3,216                    6,318
ACCUMULATED DEFERRED INCOME TAXES                                           86,901                   81,085
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                 21,786                   21,286
DEFERRED CREDITS                                                            17,898                   17,726
COMMITMENTS AND CONTINGENCIES (Notes 3, 4, and 5)
                                                                    ---------------        -----------------
                                                                           973,447                  967,006
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

Note 2.  Discontinued Nonregulated Operations

         As discussed in TNP's and TNMP's 1997 Combined Annual Report on Form 10-K, TNP discontinued the construction segment of Facility Works Inc. (FWI), TNP's wholly owned unregulated subsidiary, in late 1997. TNP's 1997 results of operations included a $10.8 million loss, net of taxes, related to discontinuing FWI's construction operations. This amount included both actual 1997 losses and $4.5 million of losses that were projected to occur in 1998 as FWI phased out its construction activities. Actual 1998 losses have been greater than the original projections. Therefore, FWI has reassessed the costs to complete the remaining construction jobs. In the second quarter of 1998, FWI recognized an additional loss of $6.2 million, net of taxes, or $0.47 per share, related to the discontinuance of its construction activities.

         FWI is continuing to operate the service and maintenance segment of its business. The losses incurred by FWI's construction segment during the first two quarters of 1997 have been reclassified as losses from discontinued operations.

Note 3.  Regulatory Matters

   Texas Transition Plan

         On July 22, 1998, the Public Utility Commission of Texas (PUCT) approved TNMP's proposed transition to competition plan (Texas Transition Plan). A written order documenting the PUCT's approval is expected by the end of August. The plan includes a number of provisions that will impact the TNMP's financial results. First, TNMP will implement a series of residential and commercial rate reductions totaling 9% and 3%, respectively, during a five-year transition period. The first rate reductions for residential and commercial customers of 3% and 1%, respectively, became effective retroactive to January 1, 1998. Second, TNMP's earnings on its Texas operations are capped at 11.25% return on equity, less assumed discounts on industrial rates, which, for 1998, are $4.1 million. Texas earnings in excess of the cap will be applied by TNMP to recover stranded costs related to its generation investment (TNP One) or refunded to customers, according to guidelines set by the PUCT. Third, the plan includes a cap on operating and maintenance expenses applicable to its Texas operations based on cost incurred per customer in 1996. Fourth, TNMP will record $15 million additional depreciation annually during 1999-2002 to mitigate stranded costs. Finally, the fixed fuel factor has been increased to include the energy-related portion of purchased power costs, at annualized 1996 levels. The demand portion of purchased power costs has been included in base rates. As a result of this change, the demand portion of purchased power costs will no longer be passed directly through to TNMP's customers. The difference between purchased power demand costs incurred by TNMP, and demand costs recovered from customers will be reflected in TNMP's operating income.

         Absent legislation implementing retail competition prior to the end of the five year transition period, TNMP shall file with the PUCT, at the end of the transition period, a proposal to voluntarily implement retail access, contingent upon the approval of an appropriate mechanism for recovery of any remaining stranded costs.

         During the six months ended June 30, 1998, the results of operations are affected by one-time charges of $3.2 million, or $0.24 per share, related to the implementation of the Texas Transition Plan. The charges consist of the write-off of previously deferred transition plan expenses of $2.2 million, net of taxes, and customer refunds of $1.0 million, net of taxes. Earnings were also reduced by $1.4 million, or $0.11 per share, due to the implementation of the earnings cap. TNMP accounted for this reduction by equally applying amounts toward additional depreciation and provision for rate refund, following the guidelines set by the PUCT.

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

         As discussed in TNP's and TNMP's 1997 Combined Annual Report on Form 10-K, TNMP discontinued the application of SFAS 71 to its generation/power supply operations in New Mexico during 1997, following adoption of the Community Choice(R) program. This discontinuation had no effect on TNMP's financial condition. As discussed in Note 3, the PUCT approved the Texas Transition Plan on July 22, 1998. Had the PUCT adopted TNMP's plan as originally proposed, TNMP would have discontinued the application of SFAS 71 to its generation/power supply operations in Texas. However, the PUCT modified TNMP's filed plan to the extent that SFAS 71 remains applicable to TNMP's Texas generation/power supply operations. TNMP will continue to apply SFAS 71 to its Texas generation/power supply operations until it requests, and the PUCT approves, authority to implement retail competition, as described in Note 3. Management believes that, as of June 30, 1998, and for the foreseeable future, TNMP's transmission and distribution operations continue to follow SFAS 71.


Note 5.           Commitments and Contingencies

   Legal Actions

         As discussed in TNP's and TNMP's 1997 Combined Annual Report on Form 10-K, TNMP is the defendant in a suit styled Clear Lake Cogeneration Limited Partnership vs. Texas-New Mexico Power Company, pending in the 234th District Court in Harris County, Texas. A hearing on Motions for Summary Judgment filed by both parties is scheduled for August 24, 1998.

         As discussed in TNP's and TNMP's 1997  Combined  Annual  Report on Form
10-K, TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, pending in the 149th District Court in Brazoria County, Texas. As of the date of this report, there have been no material developments in this matter, which is in the discovery phase.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

         The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

Results Of Operations

   Overall Results

         TNP incurred a loss applicable to common stock of $0.8 million for the quarter ended June 30, 1998 (current quarter) as compared to earnings of $7.4 million for the quarter ended June 30, 1997. Excluding the effect of two one-time items discussed below, earnings for the current quarter were $8.6 million as compared to $8.8 million for the corresponding 1997 quarter.

         The current quarter includes the effect of two one-time items consisting of charges of $3.2 million related to the recent approval by the PUCT of TNMP's transition plan and an additional loss of $6.2 million recognized as FWI continues to exit the construction business. FWI incurred discontinued construction activity losses of $1.4 million and $2.4 million for the three and six months ended June 30, 1997, respectively.

         TNP had earnings applicable to common stock of $3.8 million for the six months ended June 30, 1998 (current six months), as compared to $11.5 million for the six months ended June 30, 1997. Excluding the one-time items previously discussed, earnings for the current six months were $13.2 million as compared to $13.9 for the corresponding 1997 period.

         As discussed in Note 2, FWI adopted a revised strategy in late 1997 to concentrate on service and maintenance activities and discontinue its construction segment. For the current quarter, FWI's service segment incurred a net loss of $0.4 million on revenues of $0.8 million as compared to the 1997 second quarter earnings of $24 thousand on revenues of $1.0 million. For the current six months, FWI's service segment incurred net losses of $0.9 million on revenues of $1.7 million as compared to a net loss of $0.1 million on revenues of $1.6 million for the corresponding 1997 period.

         Since the operations of TNMP (the principal subsidiary) currently represent most of TNP's operations, the following discussion focuses on TNMP's operations unless noted otherwise.

   Operating Revenues

         The components of TNMP's operating and base revenues are summarized in the following tables (in thousands).

                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                                         Increase                              Increase
                                                 1998         1997      (Decrease)        1998       1997     (Decrease)
                                              --------     ---------   ----------     ---------  ---------   ----------
         Operating revenues                   $ 143,097    $  132,361   $  10,736     $  267,672$   258,584   $   9,088

         Less direct costs                       75,083        64,585      10,498        140,258    132,127       8,131
                                               --------     ---------    --------      ---------    -------    --------

         Base revenues                        $  68,014    $   67,776   $     238     $  127,414$   126,457   $     957
                                               ========     =========    ========      =========    =======    ========


                           Base revenues
                           Weather related                              $   7,355                             $   6,758
                           Reserve for rate refund                         (4,637)                               (5,416)
                           Customer growth                                  1,041                                 1,951
                           Industrial - economy rate sales                    487                                   869
                           Industrial - firm rate sales                    (1,714)                               (2,474)
                           Transmission revenue                            (2,119)                                   (5)
                           Price / sales mix and other                       (175)                                 (726)
                                                                         --------                              --------
                              Base revenues increase                    $     238                             $     957
                                                                         ========                              ========

         Direct costs include purchased power and fuel costs. Explanations for the second quarter and year-to-date variances are discussed under "Results of Operations -- Operating Expenses."

         Current quarter and year-to-date base revenues increased $0.2 million and $1.0 million as compared to the corresponding 1997 periods. Current quarter base revenues increased due to warmer weather than in 1997 and to customer growth. Offsetting this increase was the loss of a significant customer to self-generation, and impacts of approval of the Texas Transition Plan, which include increasing the reserve for customer refunds and implementation of the earnings cap, as discussed in Note 3.

         Another item that reduced current quarter base revenue, relative to the second quarter of 1997 was transmission revenue. The PUCT passed a wholesale transmission access rule effective January 1997. Due to the appeal of the rule by other utilities, TNMP did not begin recording its transmission revenues and expense in accordance with the new rules until the second quarter of 1997. Therefore, the second quarter of 1997 includes six months of transmission revenues. Current six-month transmission revenue is comparable to the corresponding 1997 period.

         The following table summarizes the components of gigawatt-hour (GWH) sales.

                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                                                         Increase                               Increase
                                                 1998         1997      (Decrease)         1998       1997     (Decrease)
                                               --------     ---------   ----------     ----------  ---------   ----------
         GWH sales:
         Residential                                542           450          92          1,020        944         76
         Commercial                                 464           421          43            846        801         45
         Industrial:
           Firm                                     124           287        (163)           299        554       (255)
           Economy                                1,167         1,084          83          2,228      2,145         83
         Other                                      185            38         147            323         93        230
                                               --------     ---------    --------     ----------    -------   --------

               Total GWH sales                    2,482         2,280         202          4,716      4,537        179
                                               ========     =========    ========     ==========    =======   ========

         Current quarter and year-to-date sales increased 202 GWHs (or 9%) and 179 GWHs (or 4%), respectively, as compared to the corresponding 1997 periods. Residential and commercial sales increased due to warmer weather during the current quarter. Also contributing to the overall sales increase were sales from power marketing activities, which began in mid-1997. The movement of a significant industrial customer to self-generation was the primary reason for decreased firm industrial sales.

   Operating Expenses

         The following table summarizes the components of TNMP's total operating expenses (in thousands).

                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                                                         Increase                                Increase
                                                 1998         1997      (Decrease)          1998      1997      (Decrease)
                                              --------      ---------   ----------     ----------- ----------   ----------
         Direct expenses:
           Purchased power                    $  65,245     $  54,873   $  10,372      $  122,755  $  113,219    $  9,536
           Fuel                                   9,838         9,713         125          17,503      18,908      (1,405)
                                                -------      --------    --------       ---------   ---------     -------
         Total direct items                      75,083        64,586      10,498         140,258     132,127       8,131


         Other operating expenses                35,190        31,344       3,846          64,626      60,498       4,128

         Income and other tax expenses           12,881        12,785          96          24,068      22,645       1,423
                                               --------     ---------    --------       ---------   ---------     -------

         Operating expenses                   $ 123,154    $  108,714   $  14,440      $  228,952  $  215,270    $ 13,682
                                               ========       =======    ========       =========   =========     =======

        Overall, current quarter and year-to-date operating expenses increased by $14.4 million and $13.7 million, respectively, due to increases to purchased power expense and other operating expenses.

   Direct Expenses

         Direct expenses consist of purchased power and pass-through fuel costs. Purchased power costs include both demand and energy charges. The Texas Transition Plan, discussed in Note 3, includes demand charges for purchased power in base rates. Those demand charges are no longer passed through directly to customers. At June 30, 1998, the difference between demand purchased power incurred and recovered did not have a material effect on TNMP's financial condition.

         Purchased Power. Purchased power costs increased by $10.4 million in the current quarter, and by $9.5 million in the six months ended June 30, 1998, as compared to the same periods in 1997. The increases were due primarily to increased power requirements to meet higher GWH sales as explained above.

         Fuel. The majority of TNMP's monthly fuel costs are recovered in revenues through a fixed fuel factor per KWH approved by the PUCT. TNMP records as fuel expense the amount collected through this fixed fuel factor. Any difference between the amount collected and actual cost is deferred for collection/refund in future periods. Fuel costs for the current quarter were slightly higher as compared to the corresponding 1997 quarter. Increased recovery of fuel costs from higher residential and commercial sales were offset by reduced firm industrial sales. The decrease of $1.4 million in fuel costs for the six months ended June 30, 1998, was caused primarily by reduced firm industrial sales.


   Other Operating Expenses, Income and Other Tax Expenses

         Other operating expenses for the current quarter and year-to-date increased by $3.8 million and $4.1 million, respectively, as compared to the corresponding 1997 periods. The increase resulted from the write-off of previously deferred transition plan expenses of $3.3 million ($2.2 million, net of taxes), as discussed in Note 3.

         Current quarter income and other tax expenses were comparable to the corresponding 1997 period. Income and other taxes increased $1.4 million during the six months ended June 30, 1998, over the same period in 1997. The increases are due to higher pre-tax income, higher state income taxes, and franchise taxes.

   Interest Expense

         Interest charges decreased by $0.9 million for the quarter, and $1.8. million for the six months ended June 30, 1998, due to reduced debt levels under the credit facilities discussed below.

Financial Condition

   Liquidity

         Currently, the main sources of liquidity for TNMP are cash flow from operations and borrowings from credit facilities. TNMP's cash flow from operations was higher for the six months ended June 30, 1998, as compared to the corresponding 1997 period. Cash flow from operations increased due to higher receipts from customers and lower interest payments. TNP's consolidated cash flow from operations also was higher for the six months ended June 30, 1998, for the same reasons, partially offset by increased expenses for non-regulated activities. Currently, TNP's primary source of cash is dividends from TNMP.

         TNMP has two credit  facilities with a total commitment of $250 million
- the 1995 Facility ($150 million) and the 1996 Facility ($100 million). As of June 30, 1998, available unused credit under the 1995 Facility was $150 million, subject to interest coverage and capitalization tests. Under the 1995 Facility, TNMP can borrow up to $100 million of the unused commitment with no additional collateral and borrow the remainder of the unused commitment ($50 million) by pledging first mortgage bonds (FMBs) equal to the principal amount of such borrowings.

         There is currently no available credit under the 1996 Facility. The interest rates under both facilities are based on the London Interbank Offered Rate (LIBOR). The interest rate margins on both facilities will decrease as the ratings on TNMP's FMBs improve.

         TNMP has $130 million of secured debentures due in January 1999. TNMP plans to refinance this debt with a combination of borrowings under the credit facilities and new debt issuances.

         TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under its two revolving credit facilities should be sufficient to meet working capital requirements and planned capital expenditures at least through 1998.

Other Matters

         Year 2000

         As has been widely reported, the Year 2000 issue (Y2K) could be materially disruptive to business and could adversely impact customers in ways which cannot be determined at this time.

         TNP has conducted extensive studies to analyze the impact of Y2K to all operating systems. As a result of these studies, TNP has developed a Y2K mitigation plan. The plan requires TNP to amend, replace, or upgrade most of its primary corporate information systems, some of which were already being replaced or upgraded pursuant to a previously approved plan to replace or upgrade such systems. Critical systems such as the financial management system, the customer information system, and other corporate information systems directly related to company operations are expected to be installed and compliant by the third quarter of 1999. TNP has begun testing on many of the operational systems throughout the company. Following testing, TNP will develop contingency plans for all high impact components. The incremental cost of compliance for the Y2K issues is at least $9.8 million, but TNP does not expect the incremental cost to have a material impact on the company's financial results.

         In addition to its own mitigation plan, TNP is actively working with its key vendors to assist in achieving Y2K compliance in those systems affecting TNP's operations. Although TNP currently believes that its key vendors are working diligently to properly address the Y2K issues, TNP cannot assure that these third party systems will be converted to Y2K compliance, or that a failure to convert by another company, or a conversion that is incompatible with TNP's systems, would not have a material adverse impact on TNP.

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Regulatory Matters

         See Note 3 for information regarding the PUCT's approval of TNMP's proposed transition to competition plan on July 22, 1998.

Legal Proceedings

         See Note 5 for information regarding material legal proceedings.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         At the annual meeting of the Company's shareholders on May 4, 1998, the shareholders (i) elected R. Denny Alexander, Kevern R. Joyce, and Sidney M. Gutierrez as Class 1 directors, and Larry G. Wheeler as Class 2 director, all for three-year terms; and (ii) ratified the appointment of Arthur Andersen LLP, Certified Independent Public Accountants, as independent auditors for 1998.

         The vote in the election of directors was as follows:

         R. Denny Alexander:        For:  11,058,812 Withheld:  122,139
         Kevern R. Joyce:           For:  11,043,953 Withheld:  136,998
         Sidney M. Gutierrez:       For:  11,048,758 Withheld:  132,193
         Larry G. Wheeler:          For:  11,043,965 Withheld:  136,986

         The vote in the ratification of Arthur Andersen LLP, Certified Independent Public Accountants, as independent auditors was 11,093,894 for, 52,269 against, and 34,788 abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are filed with this report;

         27(a)    Financial Data Schedule for TNP.

         27(b)    Financial Data Schedule for TNMP.

(b)      Reports on Form 8-K - None


Statement Regarding Forward Looking Information

         The  discussions  in  this  document  that  are not  historical  facts, including, but not limited to, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: legislation in the states TNMP serves affecting the regulation of TNMP's business; changes in regulations affecting TNP's and TNMP's businesses; results of regulatory proceedings affecting TNP's and TNMP's operations; future acquisitions or strategic partnerships; general business and economic conditions; changes in plans to refinance maturing debt; the effectiveness of TNP's Y2K mitigation Plan, and the timely Y2K compliance by TNP's and TNMP's vendors; and other factors described from time to time in TNP's and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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


(Registrant)                                    TNP ENTERPRISES, INC. AND
                                                TEXAS-NEW MEXICO POWER COMPANY


                         By \s\ MANJIT S. CHEEMA
                            ---------------------------------------------------
                            Manjit S. Cheema
Date: August 13, 1998       Senior Vice President and as Chief Financial Officer


                         By \s\ MICHAEL J. RICKETTS
                            ---------------------------------------------------
                            Michael J. Ricketts
Date: August 13, 1998       Controller and as Chief Accounting Officer