Form 10-Q
period 1998-09-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1998-11-13
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
     (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

     TNP Enterprises, Inc. had 13,281,874 shares of common stock outstanding as of November 4, 1998.
--------------------------------------------------------------------------------

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

                     TNP Enterprises, Inc. And Subsidiaries
                 Texas-New Mexico Power Company And Subsidiaries
 Combined Quarterly Report on Form 10-Q for the period ended September 30, 1998

         This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements.

       TNP Enterprises, Inc. (TNP) and Subsidiaries:

           Consolidated Statements of Income
           Three and Nine Month Periods Ended September 30, 1998, and 1997   3

           Consolidated Statements of Cash Flows
           Nine Month Periods Ended September 30, 1998, and 1997             4

           Consolidated Balance Sheets
           September 30, 1998, and December 31, 1997                         5

       Texas-New Mexico Power Company (TNMP) and Subsidiaries:

           Consolidated Statements of Income
           Three and Nine Month Periods Ended September 30, 1998, and 1997   6

           Consolidated Statements of Cash Flows
           Nine Month Periods Ended September 30, 1998, and 1997             7

           Consolidated Balance Sheets
           September 30, 1998, and December 31, 1997                         8

      Notes to Consolidated Financial Statements                             9

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                       10


                           PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                                               14

  Item 6.  Exhibits and Reports on Form 8-K.                                14
           (a)   Exhibit Index                                              14
           (b)   Reports on Form 8-K                                        14
  Statement Regarding Forward Looking Information                           15
  Signatures                                                                15


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three Months Ended                 Nine Months Ended
                                                              September 30,                      September 30,
                                                    ---------------------------------  ----------------------------------
                                                        1998              1997              1998              1997
                                                    --------------  -----------------  ---------------   ----------------
                                                                       (In thousands except per share
                                                                                  amounts)
OPERATING REVENUES (Note 3)                         $     189,439   $        187,034   $      457,131     $      445,619
                                                    --------------  -----------------  ---------------   ----------------

OPERATING EXPENSES:
  Purchased power                                          91,486             81,371          214,241            194,591
  Fuel                                                     13,467             15,398           31,751             35,251
  Other operating and maintenance                          22,419             21,749           68,287             63,016
  Depreciation                                              8,957              9,765           28,994             29,100
  Taxes other than income taxes                            10,913              9,704           27,489             25,582
  Income taxes                                              9,078             11,538           15,657             18,115
                                                    --------------  -----------------  ---------------   ----------------
       Total operating expenses                           156,320            149,524          386,419            365,655
                                                    --------------  -----------------  ---------------   ----------------

NET OPERATING INCOME                                       33,119             37,510           70,712             79,964
                                                    --------------  -----------------  ---------------   ----------------

OTHER INCOME:
  Other income and deductions, net                            391                431              859                890
  Income taxes                                                407                (22)             462                  1
                                                    --------------  -----------------  ---------------   ----------------
       Other income, net of taxes                             798                409            1,321                891
                                                    --------------  -----------------  ---------------   ----------------

INCOME BEFORE INTEREST CHARGES                             33,917             37,919           72,033             80,855
                                                    --------------  -----------------  ---------------   ----------------
INTEREST CHARGES:
  Interest on long-term debt                               11,835             13,075           36,875             39,989
  Other interest and amortization of
   debt-related costs                                       1,192              1,103            3,306              3,157
                                                    --------------  -----------------  ---------------   ----------------

       Total interest charges                              13,027             14,178           40,181             43,146
                                                    --------------  -----------------  ---------------   ----------------

INCOME FROM CONTINUING OPERATIONS                          20,890             23,741           31,852             37,709



Loss from discontinued nonregulated operations              2,329              3,047            9,432              5,474
(Note 2)                                            --------------  -----------------  ---------------   ----------------

NET INCOME                                                 18,561             20,694           22,420             32,235
Dividends on preferred stock                                   38                 40              114                120
                                                    --------------  -----------------  ---------------   ----------------

INCOME APPLICABLE TO COMMON STOCK                   $      18,523   $         20,654   $       22,306    $        32,115
                                                    ==============  =================  ===============   ================


EARNINGS PER SHARE OF COMMON STOCK
Earnings from continuing operations                 $        1.58   $           1.81   $         2.40    $          2.88
Loss from discontinued nonregulated operations              (0.18)             (0.23)           (0.71)             (0.42)
                                                    ==============  =================  ===============   ================
EARNINGS PER SHARE                                  $        1.40   $           1.58   $         1.69    $          2.46
                                                    ==============  =================  ===============   ================

DIVIDENDS PER SHARE OF COMMON STOCK                 $        0.27   $          0.245   $         0.81    $         0.735
                                                    ==============  =================  ===============   ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 13,263             13,092           13,231             13,068
                                                    ==============  =================  ===============   ================



The accompanying notes are an integral part of these consolidated financial statements.


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                            September 30,
                                                                             ---------------------------------------------
                                                                                    1998                    1997
                                                                             --------------------  -----------------------
                                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                 $         467,232     $            438,252
  Purchased power                                                                       (210,270)                (183,025)
  Fuel costs paid                                                                        (26,953)                 (29,367)
  Cash paid for payroll and to other suppliers                                           (89,771)                 (82,066)
  Interest paid, net of amounts capitalized                                              (42,232)                 (46,345)
  Income taxes paid                                                                       (3,000)                  (3,698)
  Other taxes paid                                                                       (28,032)                 (26,870)
  Other operating cash receipts and payments, net                                          1,002                    1,636
                                                                             --------------------  -----------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                 67,976                   68,517
                                                                             --------------------  -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                             (27,324)                 (20,100)
  Additions to other property and nonregulated investments                                  (554)                  (2,017)
                                                                             --------------------  -----------------------
NET CASH USED IN INVESTING ACTIVITIES                                                    (27,878)                 (22,117)
                                                                             --------------------  -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                          (10,841)                  (9,733)
  Common stock issuances                                                                   4,647                    3,212
  Borrowings from (repayments to) revolving credit facilities - net                      (38,000)                  64,000
     Other long-term debt                                                                   (104)                     (61)
     Obligation - FWI investment aquisition                                                    -                     (300)
     First mortgage bonds                                                                   (100)                (100,900)
                                                                             --------------------  -----------------------
NET CASH USED IN FINANCING ACTIVITIES                                                    (44,398)                 (43,782)
                                                                             --------------------  -----------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (4,300)                   2,618
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          15,877                    8,387
                                                                             --------------------  -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $          11,577     $             11,005
                                                                             ====================  =======================

RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                   $          22,420     $             32,235
  Adjustments  to  reconcile  net  income  to net  cash  provided  by operating activities:
     Depreciation                                                                         28,994                   29,307
     Amortization of debt-related costs and other deferred charges                         2,749                    2,861
     Allowance for borrowed funds used during construction                                   (99)                     (30)
     Deferred income taxes                                                                 4,525                    9,187
     Investment tax credits                                                                 (133)                  (1,509)

Cash flows impacted by changes in current assets and liabilities:
     Deferred fuel costs                                                                     765                    6,239
     Accounts payable                                                                     11,453                   17,120
     Accrued interest                                                                     (4,669)                  (2,472)
     Accrued taxes                                                                         2,711                    4,119
     Changes in other current assets and liabilities                                        (816)                 (32,167)
Other, net                                                                                    76                    3,627
                                                                             --------------------  -----------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      $          67,976     $             68,517
                                                                             ====================  =======================




The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              September 30, 1998        December 31,
                                                                              (Unaudited)                   1997
                                                                           -------------------      ----------------------

                                                                                          (In thousands)

ASSETS

UTILITY PLANT:
  Electric plant                                                             $        1,249,247       $         1,235,257
  Construction work in progress                                                           5,196                     2,281
                                                                           ---------------------    ----------------------
            Total                                                                     1,254,443                 1,237,538
  Less accumulated depreciation                                                         332,315                   314,270
                                                                           ---------------------    ----------------------
            Net utility plant                                                           922,128                   923,268
                                                                           ---------------------    ----------------------
OTHER PROPERTY AND INVESTMENTS, at cost                                                   5,913                     5,704
                                                                           ---------------------    ----------------------
CURRENT ASSETS:
  Cash and cash equivalents                                                              11,577                    15,877
  Accounts receivable                                                                     6,745                     8,585
  Inventories, at lower of average cost or market:
       Fuel                                                                                 877                       483
       Materials and supplies                                                             4,598                     4,440
  Deferred fuel costs                                                                     1,805                     2,570
  Accumulated deferred income taxes                                                       3,095                     1,707
  Other current assets                                                                    5,518                       982
                                                                           ---------------------    ----------------------
            Total current assets                                                         34,215                    34,644
                                                                           ---------------------    ----------------------

REGULATORY TAX ASSETS                                                                     2,034                       -
DEFERRED CHARGES                                                                         24,301                    28,310
                                                                           ---------------------    ----------------------
                                                                             $          988,591       $           991,926
                                                                           =====================    ======================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.  Authorized 50,000,000
            shares; issued 13,274,866 shares in 1998 and 13,126,447 in 1997  $          191,810       $           187,163
       Retained earnings                                                                122,657                   111,078
                                                                           ---------------------    ----------------------
            Total common shareholders' equity                                           314,467                   298,241

  Preferred stock                                                                         3,240                     3,240
  Long-term debt, less current maturities                                               302,034                   478,041
                                                                           ---------------------    ----------------------
            Total capitalization                                                        619,741                   779,522
                                                                           ---------------------    ----------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                  137,900                       100
  Accounts payable                                                                       38,488                    27,035
  Accrued interest                                                                        2,654                     7,323
  Accrued taxes                                                                          20,300                    17,589
  Customers' deposits                                                                     3,598                     3,249
  Other current liabilities                                                              28,748                    26,665
                                                                           ---------------------    ----------------------
            Total current liabilities                                                   231,688                    81,961
                                                                           ---------------------    ----------------------

REGULATORY TAX LIABILITIES                                                                  -                       6,318
ACCUMULATED DEFERRED INCOME TAXES                                                        98,339                    85,250
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                              22,223                    21,149
DEFERRED CREDITS                                                                         16,600                    17,726
COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)
                                                                           ---------------------    ----------------------
                                                                             $          988,591       $           991,926
                                                                           =====================    ======================




The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                 Three Months Ended                             Nine Months Ended
                                                   September 30,                                  September 30,
                                   --------------------------------------------   ----------------------------------------------
                                           1998                   1997                    1998                    1997
                                   ---------------------   --------------------   ---------------------  -----------------------
                                                                           (In thousands)
OPERATING REVENUES (Note 3)          $          189,425      $         187,035      $          457,097     $            445,619
                                   ---------------------   --------------------   ---------------------  -----------------------

OPERATING EXPENSES:
  Purchased power                                91,486                 81,372                 214,241                  194,591
  Fuel                                           13,467                 15,398                  31,751                   35,251
  Other operating and maintenance                21,420                 21,155                  65,229                   61,373
  Depreciation of utility plant                   8,957                  9,764                  28,993                   29,099
  Taxes other than income taxes                  10,812                  9,541                  27,934                   25,149
  Income taxes                                    9,676                 11,771                  16,622                   18,808
                                   ---------------------   --------------------   ---------------------  -----------------------
       Total operating expenses                 155,818                149,001                 384,770                  364,271
                                   ---------------------   --------------------   ---------------------  -----------------------
NET OPERATING INCOME                             33,607                 38,034                  72,327                   81,348
                                   ---------------------   --------------------   ---------------------  -----------------------
OTHER INCOME:
  Other income and deductions, net                  354                    322                     524                      674
  Income taxes                                      407                    (22)                    535                        1
                                   ---------------------   --------------------   ---------------------  -----------------------
       Other income, net of taxes                   761                    300                   1,059                      675
                                   ---------------------   --------------------   ---------------------  -----------------------

INCOME BEFORE INTEREST CHARGES                   34,368                 38,334                  73,386                   82,023
                                   ---------------------   --------------------   ---------------------  -----------------------

INTEREST CHARGES:
  Interest on long-term debt                     11,835                 13,075                  36,875                   39,989
  Other interest and amortization
   of debt-related costs                          1,192                  1,103                   3,306                    3,157
                                   ---------------------   --------------------   ---------------------  -----------------------
       Total interest charges                    13,027                 14,178                  40,181                   43,146
                                   ---------------------   --------------------   ---------------------  -----------------------

NET INCOME                                       21,341                 24,156                  33,205                   38,877
Dividends on preferred stock                         38                     40                     114                      120
                                   ---------------------   --------------------   ---------------------  -----------------------

INCOME APPLICABLE TO COMMON STOCK    $           21,303      $          24,116      $           33,091     $             38,757
                                   =====================   ====================   =====================  =======================


The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                          September 30,
                                                                          ----------------------------------------------
                                                                                  1998                     1997
                                                                          ----------------------   ---------------------
                                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                              $           448,945      $          428,961
  Purchased power                                                                      (210,270)               (183,025)
  Fuel costs paid                                                                       (26,953)                (29,367)
  Cash paid for payroll and to other suppliers                                          (53,959)                (58,413)
  Interest paid, net of amounts capitalized                                             (42,222)                (46,343)
  Income taxes paid                                                                       1,039                  (3,187)
  Other taxes paid                                                                      (28,452)                (26,845)
  Other operating cash receipts and payments, net                                           611                   1,354
                                                                          ----------------------   ---------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                88,739                  83,135
                                                                          ----------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                            (27,221)                (20,083)
  Withdrawal from escrow account                                                              -                   1,670
                                                                          ----------------------   ---------------------

CASH FLOWS USED IN INVESTING ACTIVITIES                                                ( 27,221)                (18,413)
                                                                          ----------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                         (17,296)                (30,420)
  Borrowings from (repayments to) revolving credit facilities - net                     (38,000)                 64,000
  First mortgage bond redemption                                                          (100)                (100,900)
                                                                          ----------------------   ---------------------

NET CASH USED IN FINANCING ACTIVITIES                                                   (55,396)                (67,320)
                                                                          ----------------------   ---------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   6,122                  (2,598)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          2,772                   5,115
                                                                          ----------------------   ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $             8,894      $            2,517
                                                                          ======================   =====================

RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                $            33,205      $           38,877
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation of utility plant                                                       28,993                  29,099
     Amortization of debt-related costs and other deferred charges                        2,749                   2,861
     Allowance for borrowed funds used during construction                                  (99)                    (30)
     Deferred income taxes                                                                8,282                  10,538
     Investment tax credits                                                                (224)                 (1,510)

Cash flows impacted by changes in current assets and liabilities:
     Deferred fuel costs                                                                    765                   7,234
     Accounts payable                                                                    12,902                  15,016
     Accrued interest                                                                    (4,669)                 (6,028)
     Accrued taxes                                                                        8,044                   5,014
     Changes in other current assets and liabilities                                      8,767                 (15,200)
Other, net                                                                               (9,976)                 (2,736)
                                                                          ----------------------   ---------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $            88,739      $           83,135
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


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                 (a wholly owned subsidiary of TNP Enterprises,
                                      Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                                                          September 30, 1998    December 31,
                                                                            (Unaudited)             1997
                                                                          ----------------    -----------------
                                                                                     (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                            $   1,249,191       $    1,235,239
  Construction work in progress                                                     5,196                2,281
                                                                          ----------------    -----------------
            Total                                                               1,254,387            1,237,520
  Less accumulated depreciation                                                   332,315              314,270
                                                                          ----------------    -----------------
            Net utility plant                                                     922,072              923,250
                                                                          ----------------    -----------------

OTHER PROPERTY AND INVESTMENTS, at cost                                               214                  214
                                                                          ----------------    -----------------

CURRENT ASSETS:
  Cash and cash equivalents                                                         8,894                2,772
  Accounts receivable                                                               1,209                2,342
  Inventories, at lower of average cost or market:
       Fuel                                                                           877                  483
       Materials and supplies                                                       4,598                4,440
  Deferred fuel costs                                                               1,805                2,570
  Accumulated deferred income taxes                                                 3,095                1,707
  Other current assets                                                              4,723                  222
                                                                          ----------------    -----------------
            Total current assets                                                   25,201               14,536
                                                                          ----------------    -----------------

REGULATORY TAX ASSETS                                                               2,034                    -
DEFERRED CHARGES                                                                   22,756               29,006
                                                                          ----------------    -----------------
                                                                            $     972,277       $      967,006
                                                                          ================    =================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share.
            Authorized 12,000,000 shares; issued 10,705 shares              $         107       $          107
       Capital in excess of par value                                             222,146              222,146
       Retained earnings                                                           69,259               64,768
                                                                          ----------------    -----------------
            Total common shareholder's equity                                     291,512              287,021
  Redeemable cumulative preferred stock                                             3,240                3,240
  Long-term debt, less current maturities                                         302,000              477,900
                                                                          ----------------    -----------------
            Total capitalization                                                  596,752              768,161
                                                                          ----------------    -----------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                            137,900                  100
  Accounts payable                                                                 37,761               24,859
  Accrued interest                                                                  2,654                7,323
  Accrued taxes                                                                    25,795               17,751
  Customers' deposits                                                               3,598                3,249
  Other current liabilities                                                        31,486               19,148
                                                                          ----------------    -----------------
            Total current liabilities                                             239,194               72,430
                                                                          ----------------    -----------------

REGULATORY TAX LIABILITIES                                                              -                6,318
ACCUMULATED DEFERRED INCOME TAXES                                                  93,846               81,085
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                        25,970               21,286
DEFERRED CREDITS                                                                   16,515               17,726
COMMITMENTS AND CONTINGENCIES (Notes 2, 4 and 5)
                                                                          ----------------    -----------------
                                                                            $     972,277       $      967,006
                                                                          ================    =================

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

Note 2.  Discontinued Nonregulated Operations

         During  the third  quarter of 1998,  TNP  elected  to  discontinue  all remaining operations of Facility Works Inc. (FWI), TNP's wholly owned nonregulated subsidiary. TNP previously decided, in the fourth quarter of 1997, to discontinue FWI's construction operations. TNP's results of operations for the quarter ended September 30, 1998, include a charge of $3.6 million ($2.3 million, net of tax, or $0.18 per share). The charge (net of tax) includes a net loss incurred by the service operations of $0.5 million, and a one-time loss of $1.8 million, to satisfy remaining contractual obligations and costs to dispose of the service operations. TNP expects that FWI service operations will be fully discontinued within three to six months. In the quarter ended September 30, 1997, FWI, both service and construction segments, lost $4.4 million ($3.0 million, net of tax, or $0.23 per share).

         For the nine months ended September 30, 1998, the loss on FWI's discontinued operations was $14.5 million ($9.4 million, net of tax, or $0.71 per share), as compared to a loss of $8.1 million ($5.5 million, net of tax, or $0.42 per share), in the corresponding 1997 period. All losses incurred by FWI, both construction and service, for the first three quarters of 1997 have been reclassified as losses from discontinued operations.

Note 3.  Regulatory Matters

   Texas Transition Plan

         On September 4, 1998, the Public Utility Commission of Texas (PUCT) issued a final order approving TNMP's transition-to-competition plan (Transition
Plan). On November 3, 1998, the PUCT issued an order on rehearing, clarifying various provisions of its final order, but making no substantive changes to its original order. The Transition Plan includes a number of provisions that impact TNMP's financial results. First, TNMP will implement a series of residential and commercial rate reductions totaling 9% and 3%, respectively, during a five-year transition period. The first rate reductions for residential and commercial customers of 3% and 1%, respectively, are effective retroactive to January 1, 1998. Second, TNMP's earnings on its Texas operations are capped at an 11.25% return on equity, less assumed discounts on industrial rates, which, for 1998, are $4.1 million. Texas earnings in excess of the cap will be applied by TNMP to recover stranded costs related to its generation investment (TNP One) or refunded to customers, according to guidelines set by the PUCT. Third, the Plan includes a cap on operating and maintenance expenses applicable to TNMP's Texas operations based on cost incurred per customer in 1996. Fourth, TNMP will record $15 million of additional depreciation annually during 1999-2003 to recover stranded costs. Finally, the manner in which TNMP recovers, from its customers, the cost of fuel and purchased power has changed. In the past, all of these costs were passed directly through to TNMP's customers via adjustment factors that could change as often as monthly. Under this methodology, fuel and purchased power expense had no impact on operating income. Effective with the new rates under the Transition Plan, only the fuel costs of TNP One and the energy-related portion of purchased power will be passed-through directly to customers via an adjustment clause. The demand-related portion of purchased power will be recovered through base rates and is not subject to adjustment or future reconciliation. Therefore, any difference, between the amount of demand-related purchased power recovered through TNMP's rates and the actual cost of such, will affect operating income.

         Absent legislation implementing retail competition prior to the end of the five-year transition period, TNMP shall file with the PUCT, at the end of the transition period, a proposal to voluntarily implement retail access, contingent upon the approval of an appropriate mechanism for recovery of any remaining stranded costs.

         During the nine months ended September 30, 1998, the results of operations are affected by both one-time and ongoing charges related to the implementation of the Transition Plan. The effect of the Transition Plan reduced TNMP earnings by $13.0 million or $0.98 per share. The one-time charges consist of the write-off of previously deferred Transition Plan expenses of $2.2 million, net of taxes, ($0.17 per share), and customer refunds of $0.9 million, net of taxes ($0.06 per share). The ongoing charges include the following net of tax amounts:

                 - Effects of implementing  the Transition Plan rate structure -
                   $5.2  million   ($0.39  per  share)
                 - Adjustments to demand  purchased power expenses-$4.0 million,
                   ($0.31 per share)
                 - Excess  earnings  calculated  under the  earnings  cap - $0.7 million ($0.05 per share)

         The combination of the one-time customer refund, implementing the Transition Plan rate structure, and excess earnings, allocated to customer refunds, reduced operating revenue by $10.0 million (pre-tax).

Note 4.           Accounting for the Effects of Regulation

         TNMP's financial statements reflect assets and costs based on current cost-based ratemaking regulations in accordance with Statement of Financial Accounting Standards No. 71 (SFAS 71), Accounting for the Effects of Certain Types of Regulation. Continued applicability of SFAS 71 to TNMP's financial statements requires that rates set by an independent regulator on a cost-of-service basis can actually be charged to and collected from customers.

         As discussed in TNP's and TNMP's 1997 Combined Annual Report on Form 10-K, TNMP discontinued the application of SFAS 71 to its generation/power supply operations in New Mexico during 1997, following adoption of the Community Choice(R) program. This discontinuation had no effect on TNMP's financial condition. As discussed in Note 3, the PUCT issued a final order approving the Transition Plan on September 4, 1998. Had the PUCT adopted TNMP's plan as originally proposed, TNMP would have discontinued the application of SFAS 71 to its generation/power supply operations in Texas. However, the PUCT modified TNMP's filed plan to the extent that SFAS 71 remains applicable to TNMP's Texas generation/power supply operations. TNMP will continue to apply SFAS 71 to its Texas generation/power supply operations until it requests, and the PUCT approves authority to implement, retail competition, as described in Note 3. Management believes that, as of September 30, 1998, and for the foreseeable future, TNMP's transmission and distribution operations continue to follow SFAS 71.


Note 5.           Commitments and Contingencies

   Legal Actions

     As discussed in TNP's and TNMP's 1997 Combined Annual Report on Form 10-K, TNMP is the defendant in a suit styled Clear Lake Cogeneration Limited Partnership vs. Texas-New Mexico Power Company, pending in the 234th District
Court in Harris County, Texas. The court heard motions for summary judgment filed by both parties on October 12, 1998. On November 2, 1998, the court ruled on these motions, granting TNMP's motion for summary judgment on certain issues, denying motions by both parties relating to the material issues in the case, and granting Clear Lake leave to amend its summary judgment motion with respect to certain issues. The lawsuit is in an active discovery phase, and TNMP continues to vigorously contest the remaining issues.

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

Results Of Operations

   Overall Results

         TNP had earnings applicable to common stock of $18.5 million for the quarter ended September 30, 1998 (current quarter), as compared to earnings of $20.7 million for the quarter ended September 30, 1997. Excluding the effect of discontinued operations at FWI, earnings for the current quarter were $20.8 million, as compared to $23.7 million for the corresponding 1997 quarter.

         TNP had earnings applicable to common stock of $22.3 million for the nine months ended September 30, 1998 (current nine months), as compared to $32.1 million for the nine months ended September 30, 1997. Excluding the effect of discontinued operations at FWI, earnings for the current nine months were $31.7 million as compared to $37.6 million for the corresponding 1997 period.

         Losses from FWI discontinued operations included in the quarters ended September 30, 1998 and 1997 were $2.3 million and $3.0 million, respectively. In the nine-month periods ended September 30, 1998 and 1997, losses from FWI discontinued operations were $9.4 million and $5.5 million, respectively. Refer to Note 2 for additional discussion of discontinued operations at FWI.

         Since the operations of TNMP (the principal subsidiary) currently represent most of TNP's operations, the following discussion focuses on TNMP's operations unless noted otherwise.

   Operating Revenues

         The components of TNMP's operating revenues are summarized in the following tables (in thousands).

                                                Three Months Ended September 30,       Nine Months Ended September 30,
                                                                         Increase                              Increase
                                                 1998         1997      (Decrease)        1998       1997     (Decrease)
                                              ---------    ----------   ---------     ----------- ---------   ---------
         Operating revenues                   $ 189,425    $  187,035   $   2,390     $  457,097  $ 445,619   $  11,478
                                              =========    ==========   =========     =========== =========   =========


                           Operating revenues
                           ------------------
                           Weather related                              $  10,738                             $  20,948
                           Customer growth                                  2,880                                 6,325
                           Industrial - economy rate sales                  4,034                                 7,239
                           Industrial - firm rate sales                    (8,212)                              (18,996)
                           Transmission revenue                               626                                   626
                           Texas base rate reductions                      (4,566)                               (9,982)
                           Other revenue                                   (3,110)                                5,318
                                                                      -----------                           -----------
                              Operating revenues increase               $   2,390                             $  11,478
                                                                        =========                             =========



         Current quarter and current nine months operating revenues increased $2.4 million and $11.5 million, respectively as compared to the corresponding 1997 periods. Operating revenue increased due to hotter-than-normal weather, increased economy industrial sales, customer growth, and increased prices for recovery of purchased power passed through to customers. The loss of a significant industrial customer to self-generation, decreased power marketing sales in the third quarter, and the effects of the approved Transition Plan partially offset the increase. The Transition Plan effects are identified above as "Texas base rate reductions", and include $7.9 million recorded to implement the Transition plan rate structure, $0.6 million to recognize excess earnings under the earnings cap, and $1.5 million to provide for a one-time customer refund.

         The following table summarizes the components of gigawatt-hour (GWH) sales.

                                                Three Months Ended September 30,       Nine Months Ended September 30,
                                                                         Increase                               Increase
                                                 1998         1997      (Decrease)         1998       1997     (Decrease)
                                               --------     ---------   ----------     ----------  ---------   ----------
         GWH sales:
         Residential                                897           796         101          1,917      1,741        176
         Commercial                                 590           538          52          1,435      1,339         96
         Industrial:
           Firm                                     108           315        (207)           406        869       (463)
           Economy                                1,155         1,115          40          3,384      3,260        124
         Other                                      106           296        (190)           429        389         40
                                               --------     ---------    --------     ----------    -------   --------

               Total GWH sales                    2,856         3,060        (204)         7,571      7,598        (27)
                                               ========     =========    ========     ==========    =======   ========

         Current quarter sales decreased 204 GWHs (or 7%), from 1997 levels, due to the movement of a significant industrial customer to self-generation and decreased off-system sales. This decrease was partially offset by increased residential and commercial sales due to hotter-than-normal weather and customer growth. Sales for the current nine months were comparable to the same period in 1997.

   Operating Expenses

         The following table summarizes the components of TNMP's total operating expenses (in thousands).

                                                Three Months Ended September 30,       Nine Months Ended September 30,
                                                                         Increase                                Increase
                                                 1998         1997      (Decrease)          1998      1997      (Decrease)
                                              ---------     ---------   ----------     ----------- ----------   ----------
         Direct expenses:
           Purchased power                    $  91,486     $  81,372   $  10,114      $  214,241  $  194,591    $ 19,650
           Fuel                                  13,005        14,577      (1,572)         30,507      33,486      (2,979)
                                              ---------     ---------   ----------     ----------  ----------   ----------
         Total direct items                     104,491        95,949       8,542         244,748     228,077      16,671


         Other operating expenses                30,839        31,740        (901)         95,466      92,237       3,229

         Income and other tax expenses           20,488        21,312        (824)         44,556      43,957         599
                                            -----------  ------------    --------    ------------------------  ----------

         Operating expenses                   $ 155,818    $  149,001   $   6,817      $  384,770  $  364,271    $ 20,499
                                              =========    ==========   =========      ==========  ==========    ========

     Overall, current quarter and current nine months operating expenses increased by $6.8 million and $20.5 million, respectively, due primarily to increased purchased power expenses.

   Direct Expenses

         Direct expenses consist of purchased power and pass-through fuel costs. Purchased power costs include both demand and energy charges. Under the Transition Plan, demand charges for purchased power are in base rates. See Note
3. Those demand charges are no longer passed directly through to customers.

         Purchased Power. Purchased power costs increased by $10.1 million in the current quarter, and by $19.7 million in the current nine months, as compared to the same periods in 1997. The increases were due to increased purchased power expenses during the hotter-than-normal summer weather, recognition of demand expenses in compliance with the Transition Plan, and settlement of a billing dispute. Effective with the new rates under the Transition Plan, approximately half of the $214.2 million of purchased power for the current nine months will be passed-through directly to customers via an adjustment clause. The remaining half will be recovered through base rates and is not subject to adjustment or future reconciliation. Therefore, any difference, between the remaining half, and the amount recovered through TNMP's rates related to it, has affected operating income.

         Fuel. The majority of TNMP's monthly fuel costs are recovered in revenues through a fixed fuel factor per KWH approved by the PUCT. TNMP records as fuel expense the amount collected through this fixed fuel factor. Any difference between the amount collected and actual cost is deferred for collection/refund in future periods. Fuel expense for the current quarter was $1.6 million lower as compared to the corresponding 1997 quarter due to lower firm industrial sales, partially offset by increases in recovery from higher residential and commercial sales. The decrease of $3.0 million in fuel expense for the current nine months occurred for the same reasons.

   Other Operating Expenses, Income and Other Tax Expenses

         Other operating expenses for the current quarter decreased slightly as compared to the prior year quarter. Other operating expenses for the current nine months increased by $3.2 million due to the write-off in the second quarter of previously deferred Transition Plan expenses of $3.3 million ($2.2 million, net of taxes), and additional depreciation, recorded as a result of excess earnings under the earnings cap, of $0.6 million ($0.4 million, net of tax). See
Note 3.

         Current quarter income and other tax expenses were $0.8 million lower than the corresponding 1997 period, due to greater utilization of investment tax credits and larger tax deductions for dividends received. Income and other taxes increased $0.6 million during the current nine months over the same period in 1997, due to higher state income taxes and franchise taxes.

   Interest Expense

         Interest charges decreased by $1.2 million for the quarter, and $3.0 million for the nine months ended September 30, 1998, due to reduced debt levels under the credit facilities discussed below.

Financial Condition

   Liquidity

         Currently, the main sources of liquidity for TNMP are cash flow from operations and borrowings from credit facilities. TNMP's cash flow from operations was higher for the nine months ended September 30, 1998, as compared to the corresponding 1997 period. Cash flow from operations increased due to higher receipts from customers and lower payments for interest, offset by higher payments for purchased power. TNP's consolidated cash flow from operations for the current nine months was comparable to 1997, as increased expenses for nonregulated activities offset increased cash flow from TNMP.

         In November 1998, TNP entered into a new credit facility with a total commitment of $50 million. Borrowings under this facility can be used for investing in TNP's subsidiaries, payment of dividends to TNP's shareholders, investing in nonregulated businesses, and other general corporate purposes.

         TNMP has two credit facilities, which originally had a total commitment of $250 million - the 1995 Facility ($150 million) and the 1996 Facility ($100 million). As of September 16, 1998, TNMP permanently reduced the commitments on both facilities - the 1995 Facility commitment is $100 million and the 1996 Facility is $80 million. As of September 30, 1998, available unused credit under the 1995 Facility was $100 million, subject to interest coverage and capitalization tests. Available credit under the 1996 Facility is $18 million. The interest rates under both facilities are based on the London Interbank
Offered Rate (LIBOR). The interest rate margins on both facilities have decreased since the ratings on TNMP's First Mortgage Bonds have improved based on recent announcements by the rating agencies.

         TNMP has $130 million of secured debentures which mature in January 1999. TNMP has filed a shelf registration with the SEC authorizing TNMP to issue up to $200 million of new debt. Management believes that this new debt, along with cash flow from operations and periodic borrowings under its revolving credit facilities, should be sufficient to meet working capital requirements and planned capital expenditures at least through 1999.

Other Matters

   Year 2000

         TNP is actively addressing the Year 2000 Issue (Y2K) throughout its operating and office environments. Many existing computer programs were designed and developed to use only two digits to identify a year in the date field. If not addressed, these computer systems could fail, with possible material adverse effects on TNP's operations.

         TNP's information technology staff and a team of professionals from throughout the company have been working for over a year to identify, assess, correct, and test these software applications and embedded systems. TNP's project to analyze Y2K has included the following phases: awareness, assessment, renovation and validation, and implementation.

         Awareness and Assessment. In its analysis to identify and assess Y2K impact on company systems, TNP has conducted extensive studies to analyze the impact of Y2K to all operating systems. As a result of these studies, TNP has developed a Y2K mitigation plan. The plan requires TNP to amend, replace, or upgrade most of its primary corporate information systems, some of which were already being replaced or upgraded pursuant to a previously approved plan to replace or upgrade such systems.

         Renovation and Validation of Information Technology Systems. TNP is currently implementing its Y2K mitigation plan. To date, approximately 75% of TNP's infrastructure supporting its business systems has been tested and verified as Y2K compliant. TNP expects to have the remaining infrastructure Y2K compliant by the end of the first quarter of 1999. TNP expects the financial management systems to be renovated, tested and implemented by the fourth quarter of 1998. A new customer information system is expected to be implemented and tested by mid-third quarter 1999 and other corporate information systems directly related to TNP's operations are expected to be installed and tested by September 1999. TNP incorporates unit testing, system testing, integration testing and acceptance testing into the verification methodology.

         Cost. The incremental cost of compliance of TNP's information technology systems with respect to Y2K is approximately $8.7 million, but TNP does not expect this incremental cost to have a material impact on its financial position or results of operations. TNP continues to work with key software vendors and outside consultants to validate its Y2K compliance project. To date, TNP has spent approximately $2.7 million on Y2K remediation. With respect to its information technology system, 5% of the cost to date was to repair software systems and 95% was to replace non-compliant systems or hardware. TNP has in the past used, and expects to continue to use, cash flow from operations to fund costs associated with Y2K.

         Non-information Technology Systems. TNP conducted an initial assessment of its non-information technology systems in August 1998. The assessment included those systems related to the production, transmission and distribution of electric power. In October 1998, TNP hired an engineering consultant to reassess all of its non-information technology systems. This reassessment will ensure that TNP has identified all of its critical system components and will determine the need for and the extent of any necessary modifications to such systems. Until such studies have been completed, TNP cannot estimate the timing of, or costs associated with, any potential future renovations, validations and implementations.

         Third Party Vendors. In addition to its own mitigation plan, TNP is actively working with its key vendors and other third parties with which TNP has a material relationship to assist such parties in achieving compliance with respect to Y2K in those systems affecting TNP's operations. Such parties include electric power providers in Texas and New Mexico; the fuel, ash disposal, and limestone contractors at TNP One; transmission and distribution material suppliers; and banking partners. Although TNP believes that such persons are working diligently to properly address Y2K, TNP cannot guarantee that these third-party systems will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with TNP's systems, would not have a material adverse effect on TNP.

         Contingency Plans. The primary operating processes of TNP's business (e.g., the production, transmission, and distribution of electric power) are subject to contingencies related to weather, equipment failure, and other factors. TNP has in place a number of contingency plans for dealing with these circumstances, and believes that many of the plans are readily adaptable Y2K. TNP expects to adapt those plans to Y2K by March 1999.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Regulatory Matters

         See Note 3.

Legal Proceedings

         See Note 5.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are filed with this report:

                  10(a) Amendment No. 1, dated October 28, 1998, to Revolving Credit Facility Agreement, dated as of November 3, 1995, among TNMP, certain lenders, and The Chase National Bank (as successor by merger to Chemical Bank), as Administrative Agent and Collateral Agent.

                  10(b) Credit Agreement dated as of November 6, 1998, among TNP Enterprises, Inc., NationsBank, N. A., as Administrative Agent and a Lender, The First National Bank of Chicago as Syndication Agent and a Lender, and Union Bank of California,
                  N. A., as a Lender.

         27(a)    Financial Data Schedule for TNP.

         27(b)    Financial Data Schedule for TNMP.


(b) Reports on Form 8-K: TNP filed a report on Form 8-K dated October 9, 1998, to disclose and file TNP's Amended & Restated Shareholder Rights Plan.


Statement Regarding Forward-Looking Information

     The discussions in this document that are not historical facts, including, but not limited to, the continued application of regulatory accounting principles, future cash flows, the potential recovery of stranded costs and implementation of the transition plan, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: legislation in the states TNMP serves affecting the regulation of TNMP's business; changes in regulations affecting TNP's and TNMP's businesses; results of regulatory proceedings affecting TNP's and TNMP's operations; future acquisitions or strategic partnerships; changes in general business and economic conditions, particularly in the geographic areas in which TNMP does business; changes in plans to refinance maturing debt; the effectiveness of TNP's Y2K mitigation plan, and the timely Y2K compliance by TNP's and TNMP's vendors; changes in the availability and pricing of purchased power supplies; and other factors described from time to time in TNP's and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                  TNP ENTERPRISES, INC. AND
                              TEXAS-NEW MEXICO POWER COMPANY


                              By \s\ MANJIT S. CHEEMA
                               Manjit S. Cheema
Date: November 13, 1998        Senior Vice President and Chief Financial Officer


                              By \s\ MICHAEL J. RICKETTS
                               Michael J. Ricketts
Date: November 13, 1998        Controller and as Chief Accounting Officer