Form 10-K
period 1998-12-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1999-03-22
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   -----------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


(X) COMBINED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended DECEMBER 31, 1998

                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to

-------------------------------------------------------------------------------

                              TNP ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


                           4100 International Plaza,
                                P. O. Box 2943,               Commission File
 Texas                      Fort Worth, Texas 76113            Number: 1-8847
--------                   -------------------------         ------------------
(State of                 (Address and zip code of
incorporation)             principal executive offices)

Telephone number, including area code:  817-731-0099             75-1907501
                                        ------------         ------------------
                                                             (I.R.S. employer
                                                            identification no.)

Securities registered pursuant to Section 12(b) of the Act:

                              Shares Outstanding           Name of each exchange
Title of each class          on February 28, 1999            on which registered
---------------------        --------------------         ----------------------

Common stock, no par value        13,373,933             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

             Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \ \

             The aggregate market value of TNP Enterprises, Inc. common stock held by nonaffiliates on February 28, 1999, was $385,910,255 based on the common stock's closing price on the New York Stock Exchange on the same date of $29.25 per share.

--------------------------------------------------------------------------------

                         TEXAS-NEW MEXICO POWER COMPANY
             (Exact name of registrant as specified in its charter)

                           4100 International Plaza,
                                P. O. Box 2943,               Commission File
 Texas                      Fort Worth, Texas 76113            Number: 2-97230
--------                   -------------------------         ------------------
(State of                 (Address and zip code of
incorporation)             principal executive offices)


Telephone number, including area code:  817-731-0099           75-0204070
                                        ------------        ------------------
                                                            (I.R.S. employer
                                                            identification no.)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
                                                          Name of each exchange
Title of each class                                         on which registered
-------------------                                    ------------------------
First mortgage bonds:   Series U, 9.25% due 2000                  None

Secured debentures:     Series A, 10.75% due 2003                 None

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

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE
          Document                                      Part Where Incorporated
          --------                                      -----------------------
Proxy Statement for 1999 Annual Meeting of
Holders of TNP Enterprises, Inc. Common Stock                       III

                      TNP ENTERPRISES INC. AND SUBSIDIARIES
                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

 Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998

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

                                TABLE OF CONTENTS


Glossary of Terms..........................................................   3

                                    Part I
Item 1.   BUSINESS.........................................................   4
          Introduction.....................................................   4
          TNMP's Service Areas.............................................   4
          Seasonality of Business..........................................   5
          Sources of Energy................................................   5
          Government Regulation............................................   6
          Employees and Executive Officers.................................   6
Item 2.   PROPERTIES.......................................................   8
          Generating Facilities............................................   8
          Transmission and Distribution Facilities.........................   8
          Administrative and Service Facilities............................   8
Item 3.   LEGAL PROCEEDINGS................................................   8
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   9

                                   Part II

Item 5.   MARKET FOR REGISTRANTS' COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS..................................   9
Item 6.   SELECTED FINANCIAL DATA........................... ..............  10
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................  12
          Competitive Conditions...........................................  12
          Results of Operations............................................  13
          Liquidity and Capital Resources..................................  16
          Other Matters....................................................  19
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  20
          TNP Enterprises, Inc. and Subsidiaries...........................  24
          Texas-New Mexico Power Company and Subsidiaries..................  29
          Notes to Consolidated Financial Statements.......................  34
          Selected Quarterly Consolidated Financial Data...................  46
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE..............................  46

                                  Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............  47
          Directors........................................................  47
          Executive Officers...............................................  47
Item 11.  EXECUTIVE COMPENSATION...........................................  47
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...  47
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................  47

                                  Part IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K... 47

                      TNP ENTERPRISES INC. AND SUBSIDIARIES
                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

 Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998


                                Glossary of Terms

     As used in this combined report, the following abbreviations, acronyms, or capitalized terms have the meanings set forth below:

Abbreviation, Acronym,
 or Capitalized Term                           Meaning
----------------------                       -----------
AFUDC ................. Allowance for borrowed funds used during  construction
Bond Indenture......... Document  pursuant to which FMBs are issued
Clear Lake ............ Clear  Lake  Cogeneration  Limited  Partnership
EPE ................... El Paso Electric  Company
EPS ................... Earnings  (loss) per share of common stock
ERCOT.................. Electric Reliability Council of Texas
FWI.................... Facility Works, Inc., a wholly owned subsidiary of TNP
FERC .................. Federal  Energy  Regulatory  Commission
FMB(s)................. One or more  First Mortgage Bonds issued by TNMP
GWH ................... Gigawatt-Hours  IRS Internal  Revenue Service
ITC ................... Investment Tax Credits
KWH ................... Kilowatt-Hours
MW .................... Megawatts
MWH ................... Megawatt-Hours
NMPRC.................. New Mexico Public  Regulation  Commission
NMPUC.................. New Mexico Public Utility Commission
PPM.................... PPM America,  Inc.
PUCT................... Public  Utility  Commission of Texas
SPS ................... Southwestern  Public  Service  Company
SFAS .................. Statement  of Financial  Accounting Standards
TEP ................... Tucson  Electric  Power Company
TGC ................... Texas Generating Company, a wholly owned subsidiary  of
                        TNMP
TGC II................. Texas  Generating  Company II, a wholly owned subsidiary of TNMP
TNP One................ A  two-unit,  lignite-fueled, circulating fluidized-bed generating plant located in Robertson County, Texas
TNMP................... Texas-New Mexico Power Company, a wholly owned subsidiary of TNP
TNP ................... TNP Enterprises, Inc.
Transition Plan........ TNMP's transition-to-competition plan in Texas
TU..................... Texas Utilities Electric Company
Unit 1................. The first electric generating unit of TNP One
Unit 2................. The second electric generating unit of TNP One
Y2K  .................. The Year 2000 Issue

Statement Regarding Forward Looking Information

     The discussions in this document that are not historical facts, including, but not limited to, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: legislation in Texas and New Mexico, the states TNMP serves, affecting the regulation of TNMP's business; changes in regulations affecting TNP and TNMP's businesses; PUCT or court disapproval of litigation settlement; future acquisitions or strategic partnerships; general business and economic conditions, and price fluctuations in the electric power market; the effectiveness of TNMP's Y2K mitigation plan, and the timely Y2K compliance by TNP' and TNMP's vendors; and other factors described from time to time in TNP's and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

     FWI is a wholly owned subsidiary of TNP that began operations in 1996. TNP discontinued the construction operations of FWI in the late 1997, and discontinued all remaining operations in the third quarter of 1998. The impact of these discontinued operations to TNP's results of operations are described in
Item 7, "Results of Operations--Overall Results," and Note 3.

     TNP, TNMP, TGC, TGC II and FWI are all Texas corporations. Their executive offices are located at 4100 International Plaza, P.O. Box 2943, Fort Worth, Texas 76113 and the telephone number is (817) 731-0099. Unless otherwise indicated, all financial information in this report is presented on a consolidated basis.

TNMP's Service Areas

     TNMP provides electric service to 85 Texas and New Mexico municipalities and adjacent rural areas with more than 228,000 customers. TNMP serves a market niche of smaller to medium sized communities. Only two of the 85 communities in TNMP's service area have populations in excess of 50,000. TNMP's service areas are organized into three operating regions: the Gulf Coast Region, the North-Central Region, and the Mountain Region.

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

   Mountain Region
     The  Mountain  Region  includes  areas in southwest  and south  central New
Mexico. This region's economy is primarily dependent upon mining and agriculture. Copper mines are the major industrial customers in this region. This region also includes the area in far west Texas between Midland and El Paso. The economy in this area is based primarily on oil and gas production, agriculture, and food processing.

     TNMP's revenues in all regions come primarily from retail customers. TNMP's other sales represent resale of electricity to customers outside TNMP's system. Revenues contributed by each operating sector and its percentage of total operating revenues in 1998, 1997, and 1996, respectively, are set forth in the following table. No single customer accounted for more than 10% of operating revenues during the years presented in the table.

                           Operating Revenues ($000s)

          Sector                    1998                         1997                          1996
         --------           -----------------              -------------------         ---------------------
     Gulf Coast           $  295,181     50.3%          $  315,596        54.3%       $  269,535        53.6%
     North-Central           162,696     27.7              144,098        24.8           134,236        26.7
     Mountain                117,407     20.0              107,243        18.5            98,966        19.7
     Other                    11,161      2.0               13,756         2.4                 -           -
                          ----------    -----           ----------       -------      ----------       -----
        Total             $  586,445    100.0%          $  580,693       100.0%       $  502,737       100.0%
                          ==========    =====           ==========       =====        ==========       =====

   Franchises and Certificates of Public Convenience and Necessity

     TNMP holds 83 franchises with terms ranging from 20 to 50 years and two franchises with indefinite terms from the 85 municipalities to which it provides electric service. These franchises will expire on various dates from 1999 to 2039. Three Texas franchises, comprising 27% of total company revenues, are scheduled to expire in 1999. However, Texas law does not require an electric utility to execute a franchise agreement with a Texas municipality to be entitled to provide or continue to provide electrical service within the municipality. A franchise agreement documents the mutually agreeable terms under which the service will be provided. TNMP intends to negotiate and execute new or amended franchise agreements to be effective before existing franchises expire.

     TNMP also holds PUCT certificates of public convenience and necessity covering all Texas areas that TNMP serves. These certificates include terms that are customary in the public utility industry. TNMP generally has not been required to have certificates of public convenience and necessity to provide electric power in New Mexico.

Seasonality of Business

     TNMP experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 1998, approximately 41% of annual revenues were recorded in June, July, August, and September.

Sources of Energy

     TNMP owns one 300 MW lignite-fueled generating facility, TNP One. During 1998, TNP One provided approximately 20% of TNMP's system wide energy requirements. Power generated at TNP One is transmitted over TNMP's own transmission lines to other utilities' transmission systems for delivery to TNMP's Texas service area systems. To maintain a reliable power supply for its customers and to coordinate interconnected operations, TNMP is a member of the ERCOT and the Western Systems Coordinating Council.

     TNMP purchases the remainder of its electricity from various suppliers with diversified fuel sources. The availability and cost of purchased power to TNMP is subject to changes in supplier costs, regulations and laws, fuel costs, and other factors. TNMP has adequate resources through its firm contracts to serve its entire customer load. These contracts allow TNMP the option to purchase power within a specified minimum and maximum range. Purchases on the spot market are primarily made in lieu of firm contract options when the spot market price represents savings to TNMP's customers. In recent years TNMP has reduced its reliance upon long-term power supply contracts in favor of contracts of a shorter term. This enhances TNMP's ability to achieve greater purchased power savings during periods of decreasing power costs, but exposes TNMP to greater risk in the presence of rising costs. For example, TNMP incurred higher purchased power costs in the summer of 1998, when the spot market price ofpurchased power increased sharply.

     The following table illustrates the composition of TNMP's sources of electric energy in 1998.

                                                                 Year Contract                 Percent of
                                                                    Expires                  Energy Provided
                  Generation
                  TNP One....................................        -                             20%
                  Purchased Power
                  Firm contracts expiring in 1999............        -                              4
                  Firm contracts expiring in 2000-2004
                    Texas Utilities..........................      2002                            18
                    Clear Lake Cogeneration L.P..............      2004                             8
                    Others...................................      Various                          5
                  Firm contracts expiring in 2005 or later...      2005                             2
                  Buy-sell agreements........................        -                             24
                  Spot market purchases......................        -                             19
                                                                                                 ----
                    Total                                                                         100%
                                                                                                 ====

   Recovering Purchased Power and Fuel Costs

     During 1998, fuel costs and the energy portion of purchased power costs in the Texas jurisdiction were recovered from TNMP customers through the fuel adjustment clause authorized by the PUCT. With the implementation of the Transition Plan, the demand portion of purchased power costs, which had been previously passed through to customers, are now being recovered through base rates. The fixed fuel recovery factor and the related fuel reconciliation filed with the PUCT are described in Note 2. In New Mexico, TNMP recovered purchased power costs as specified by Community ChoiceR, which was effective May 1, 1997. This plan froze rates (including the recovery of purchased power) for a three-year transition period, beginning on the effective date.

Government Regulation

     TNMP is subject to PUCT and NMPRC regulation. Some of its activities, such as issuing securities, are also subject to FERC regulation. Utility industry regulation continues to change both in reaction to, and as a primary force behind, a more competitive industry. These changes are discussed in Item 7, "Competitive Conditions."

     In addition to regulation as a utility, TNMP's facilities are regulated by the Environmental Protection Agency and Texas and New Mexico environmental agencies. TNP One uses environmentally superior circulating fluidized bed technology that eliminates the need for expensive scrubbers. TNMP was allotted sufficient emission allowances to comply with the Clean Air Act of 1990 through the year 2000. After 2000, TNMP expects to institute further controls or purchase emission credits. During 1998, 1997, and 1996, TNMP incurred expenses related to air, water, and solid waste pollution abatement (including ash removal) of approximately $4.0 million, $5.0 million, and $6.1 million, respectively.

Employees and Executive Officers

     At December 31, 1998, TNMP had 823 employees, FWI had 58 employees, and TNP had 4 employees. The employees are not represented by a union or covered by a collective bargaining agreement. Management believes relations with its employees are good.

     Executive officers of TNP and TNMP, who are elected annually by the respective boards of directors and serve at the discretion of the boards, are as follows:

Name                     Age     Position with TNP

Kevern R. Joyce          52      Chairman, President, & Chief Executive Officer
Jack V. Chambers, Jr.    49      Senior Vice President
Manjit S. Cheema         44      Senior Vice President & Chief Financial Officer
John P. Edwards          56      Senior Vice President
Ralph Johnson            55      Senior Vice President
W. Douglas Hobbs         55      Vice President
R. Michael Matte         45      Vice President
John A. Montgomery       37      Vice President
Michael D. Blanchard     48      Vice President & General Counsel
Patrick L. Bridges       40      Treasurer
Michael J. Ricketts      40      Controller
Paul W. Talbot           42      Secretary

Name                     Age     Position with TNMP

Kevern R. Joyce          52      Chairman, President, & Chief Executive Officer
Jack V. Chambers, Jr.    49      Senior Vice President & Chief Customer Officer
Manjit S. Cheema         44      Senior Vice President & Chief Financial Officer
John P. Edwards          56      Senior Vice President - Corporate Relations
Ralph Johnson            55      Senior Vice President - Power Resources
Dennis R. Cash           45      Vice President & Regional Customer Officer
Allan B. Davis           61      Vice President & Regional Customer Officer
Larry W. Dillon          44      Vice President & Regional Customer Officer
John A. Montgomery       37      Vice President - Marketing
Melissa D. Davis         41      Vice President - Human Resources
Michael D. Blanchard     48      Vice President & General Counsel
Patrick L. Bridges       40      Treasurer
Scott Forbes             41      Chief Information Officer
Michael J. Ricketts      40      Controller
Paul W. Talbot           42      Secretary

     Kevern R. Joyce joined TNP and TNMP in April 1994 as President and Chief Executive Officer. He became Chairman in April 1995

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

     John P. Edwards joined TNMP and TNP in July 1996 as Senior Vice President - Corporate Relations. From October 1994 until joining TNMP and TNP, he was Senior Vice President/Customer Group and Special Assistant to the Chief Operating Officer, Tennessee Valley Authority. His primary responsibilities were general administration of TVA's transmission operations, customer relationships, and regulatory affairs.

     Ralph Johnson joined TNMP and TNP in January 1995 as a consultant and became Vice President in February 1995. In July 1996, he was named Senior Vice President - Power Resources of TNMP. In May 1997, he was appointed Senior Vice President at TNP. From March 1991 until he joined TNMP and TNP, Mr. Johnson was Assistant General Manager for Tri-State Generation and Transmission Cooperative in Denver, Colorado, which sells power to rural electric cooperatives.

     Michael D. Blanchard became Vice President and General Counsel of TNMP and TNP in February 1998. He was Corporate Secretary and General Counsel of TNMP and TNP from 1987 to February 1998.

     Patrick L. Bridges was appointed Treasurer of TNP and TNMP in September 1995. He served as TNMP's Director Finance from 1994 to September 1995 and as Assistant Treasurer from 1993 to September 1995.

     Dennis R. Cash became a TNMP Vice President and Regional Customer Officer effective March 1999. He served as Vice President - Human Resources of TNMP from 1994 until March 1999.

     Allan B. Davis has been a TNMP Vice President and Regional Customer Officer since 1994.

     Larry W. Dillon has been a TNMP Vice President and Regional Customer Officer since 1994.

     W. Douglas Hobbs was appointed as Vice President - Business Development of TNP in May 1997. He was Vice President - Business Development of TNMP from February 1997 to May 1997. He was a TNMP Vice President and Regional Customer Officer from 1994 to February 1997.

     John A. Montgomery was elected Vice President - Marketing of TNMP in November 1998 and became Vice President of TNP in April 1996. He served as President of FWI from April 1996 until May 1998. From December 1995 to January 1997 he served as TNMP's Vice President - Marketing. From February 1994 until he joined TNMP, he served as Director of Marketing and Regional Marketing Director of Greyhound Lines, Inc., a bus transportation company.

     Melissa D. Davis was appointed Vice President - Human Resources of TNMP effective March 1999. She served as a TNMP Vice President and Regional Customer Officer from February 1997 until March 1999. From September 1995 to February 1997 she was TNMP's Controller. From 1994 to September 1995, she was Director - Financial Accounting and Assistant Controller of TNMP.

     Scott Forbes was elected Chief Information Officer of TNMP in June 1998. He was Controller of TNMP from February 1997 to June 1998 and was Controller of TNP from May 1997 to June 1998. From September 1996 to February 1997, he was Manager-Financial Systems and Reporting. From January 1994 to September 1996 he was Manager-Financial Reporting and Accounting Policy with Entergy Services, Inc.

     Paul W. Talbot was elected Corporate Secretary of TNP and TNMP in February 1998. He has been Senior Counsel of TNMP since August 1996. Before joining TNMP, he was in the private practice of law in Dallas, Texas, for more than ten years.

     R. Michael Matte became President of FWI in May 1998 and became Vice President - Business Development of TNP effective November 1998. From January 1997 until joining FWI in May 1998, he was an independent management and utility services consultant in Atlanta, Georgia. From March 1996 to January 1997, he served as Regional Vice President Operations for ADT Security Services, an electronic services company, and from January 1991 to March 1996, he served as Regional General Manager of ADT.

     Michael J. Ricketts was elected Controller of TNMP and TNP in June 1998. From November 1996 to June 1998, he was Manager - Accounting Projects and from 1994 to November 1996, he was Supervisor - Accounting Support of TNMP.

Item 2.      PROPERTIES.

     Substantially all of TNMP's real and personal property secures its FMBs. Substantially TNMP's entire real and personal property in Texas also secures its Series A, 10.75% secured debentures. TNMP's long-term debt is described in Note 6.

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

     TNMP owns or leases local offices in 39 of the municipalities that it serves. TNMP owns 14 construction/service centers in Texas and New Mexico.

Item 3.      LEGAL PROCEEDINGS.

     TNMP and Clear Lake Limited Partnership ("Clear Lake") agreed in March 1999 to settle the lawsuit styled Clear Lake Cogeneration Limited Partnership vs. Texas-New Mexico Power Company, pending in the 234th District court of Harris County, Texas, and the parallel proceeding pending before the PUCT. These proceedings arose out of disagreements between TNMP and Clear Lake over the interpretation of certain terms of an agreement under which TNMP purchases cogenerated electricity from Clear Lake. The settlement, which must be approved by the PUCT, resolves all outstanding issues raised in these proceedings.

     Under the settlement, TNMP, Clear Lake and Calpine Power Services Company (an affiliate of Clear Lake) have entered into a revised purchased power contract, effective as of October 1, 1998, governing energy and capacity transactions between the parties. The key elements of the revised contract are:

    -     The capacity rate under which TNMP will  purchase  capacity from Clear
          Lake   is   significantly  reduced.   The  energy  rate  is  virtually
          unchanged.

    - Clear Lake will be able to provide 250 MW of capacity from multiple sources. Except for power plants named in the agreement, TNMP retains certain rights of prior approval as to other sources of power and energy.

    - TNMP will pay for the cost of transmitting power from the existing Clear Lake power plant to TNMP's load centers in the Gulf Coast Region pursuant to new PUCT rules. Clear Lake will reimburse TNMP for any excess transmission costs that TNMP would incur as a result of delivery from points other than the Clear Lake Plant.

    - Clear Lake will no longer pay for nor receive standby power, but will generally guarantee 100% availability of capacity and energy. Clear Lake may request that TNMP obtain or generate replacement power at a negotiated fixed cost under certain limited conditions.

    -     Future   disputes   shall  be  resolved   through   consultation   and
          arbitration.

     The settlement also provides that TNMP will pay Clear Lake $8 million when the PUCT has approved the overall settlement and revised purchased power contract. The settlement calls for regulatory recovery by TNMP of all payments to be made by TNMP for power and energy, as well as the $8 million settlement payment. TNMP does not expect this settlement to have a material adverse impact on its financial position or results of operations.

    TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company. This lawsuit was filed on October 1, 1997 and is pending in the 149th Judicial District Court of Brazoria County, Texas. In this matter, Phillips Petroleum Company contends that it sustained economic losses of approximately $36 million following a one and one-half hour interruption in its electrical service on May 17, 1997. TNMP claims that most, if not all of Phillips Petroleum alleged damages are barred by limitations contained within our tariff approved by the PUCT. The lawsuit is in the initial discovery stage. In regard to this matter, TNMP believes that it has insurance coverage on most claims of Phillips Petroleum up to a total of $31 million, with a $500,000 self-retention.

     Information regarding additional regulatory and legal matters is provided in Notes 2 and 9.



Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of 1998.


                                     PART II

Item 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     TNP's common stock is traded on the New York Stock Exchange under the symbol "TNP." The high and low prices of, and the amount of dividends declared and paid on, TNP's common stock during each quarter in 1998 and 1997 were as follows:

                                                                                            TNP
                                            MARKET PRICE RANGE                           DIVIDENDS
                                      1998                      1997                       PAID
                              --------------------     ----------------------      -----------------
             QUARTER           HIGH           LOW        HIGH           LOW          1998       1997
             -------           ----           ---        ----           ---          ----       ----

             First            $33 7/8     $31 5/16      $27 3/4       $21 3/8       $ 0.27     $ 0.245
             Second            34 1/32     30 11/16      24            18 7/8         0.27       0.245
             Third             34 15/16    29            25 15/16      22 15/16       0.27       0.245
             Fourth            38 11/16    31 3/8        33 3/4        24 7/16        0.29       0.270
                                                                                   -------    --------
                                                                                    $ 1.10     $ 1.005
                                                                                    ======     =======

     As of January 31, 1999, there were approximately 3,481 record holders of TNP common stock.

     TNP holds all 10,705 outstanding common shares of TNMP. During 1998 and 1997, TNMP paid common dividends to TNP as follows (in thousands):

                        QUARTER           1998                1997
                        -------           ----                ----
                         First         $  10,000          $    9,000
                         Second            3,600              11,800
                         Third             5,500               9,500
                         Fourth               -               14,000
                                         ---------          ---------
                         Total         $  19,100          $   44,300
                                         =========          =========

Item 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data of TNP and TNMP for 1994 through 1998.

                                                          1998             1997            1996             1995           1994
                                                     --------------  ------------   ---------------  -------------    ------------
TNP ENTERPRISES, INC.                                          (In thousands except per share amounts and percentages)
Consolidated results
    Operating revenues                                $  586,493      $  580,693     $    502,737     $   485,823      $   477,989
    Income (loss) from continuing operations before
      the cumulative effect of change in accounting   $   32,134      $   42,561     $     26,150     $    33,060      $   (17,441)
    Net income (loss)                                 $   19,424      $   29,678     $     23,053     $    41,505      $   (17,441)
Total assets                                          $  993,765      $  991,926     $  1,006,784     $ 1,030,433      $ 1,054,488
Common shares outstanding
    Weighted average                                      13,244          13,083           11,465          10,901           10,750
    End of year                                           13,294          13,133           13,006          10,920           10,866


Per share of common stock
    Earnings (loss) from continuing operations before
      the cumulative effect of change in accounting   $     2.42      $     3.24     $       2.27     $      2.98      $     (1.70)
    Earnings (loss)                                   $     1.46      $     2.26     $       2.00     $      3.75      $     (1.70)
    Cash dividends declared                           $     1.10      $     1.00     $       0.93     $      0.82      $      1.22
    Book value                                        $    23.19      $    22.71     $      21.41     $     19.91      $     17.01
Capitalization
    Common shareholders' equity                       $  308,294      $  298,241     $    278,474     $   217,457      $   184,869
    Preferred stock                                        3,060      $    3,240     $      3,420     $     3,600      $     8,680
    Long-term debt, less current maturities              459,000      $  478,041     $    533,964     $   611,925      $   682,832
                                                     ============   =============   ==============   =============    =============
       Total capitalization                           $  770,354      $  779,522     $    815,858     $   832,982      $   876,381
                                                     ============   =============   ==============   =============    =============
Capitalization ratios
    Common shareholders' equity                             40.0%           38.3%            34.1%           26.1%            21.1%
    Preferred stock                                          0.4             0.4              0.4             0.4              1.0
    Long-term debt, less current maturities                 59.6            61.3             65.5            73.5             77.9
                                                     ============   =============   ==============   =============    =============
       Total capitalization                                100.0%          100.0%           100.0%          100.0%           100.0%
                                                     ============   =============   ==============   =============    =============


TEXAS-NEW MEXICO POWER COMPANY
Consolidated results
    Operating revenues                                $  586,445      $  580,693     $    502,737     $   485,823      $   477,989
    Income (loss) before the cumulative effect
      of change in accounting                         $   34,321      $   43,918     $     26,862     $    33,364      $   (16,634)
    Net income (loss)                                 $   34,321      $   43,918     $     26,862     $    41,809      $   (16,634)
Total assets                                          $  973,566      $  967,006     $  1,002,157     $ 1,024,943      $ 1,043,178
Capitalization
    Common shareholder's equity                       $  302,096      $  287,021     $    287,548     $   224,351      $   185,777
    Preferred stock                                   $    3,060      $    3,240     $      3,420     $     3,600      $     8,680
    Long-term debt, less current maturities           $  450,000      $  477,900     $    533,800     $   611,925      $   682,832
                                                     ============   =============   ==============   =============    =============
       Total capitalization                           $  755,156      $  768,161     $    824,768     $   839,876      $   877,289
                                                     ============   =============   ==============   =============    =============
Capitalization ratios
    Common shareholder's equity                             40.0%           37.4%            34.9%           26.7%            21.2%
    Preferred stock                                          0.4             0.4              0.4             0.4              1.0
    Long-term debt, less current maturities                 59.6            62.2             64.7            72.9             77.8
                                                     ============   =============   ==============   =============    =============
       Total capitalization                                100.0%          100.0%           100.0%          100.0%           100.0%
                                                     ============   =============   ==============   =============    =============




                         TEXAS-NEW MEXICO POWER COMPANY
                          SELECTED OPERATING STATISTICS

                                                   1998              1997             1996             1995             1994
                                             ------------------ ---------------  ---------------  ---------------  ---------------
Operating revenues (in thousands):
    Residential*                                  $    225,870    $    211,398      $   206,748      $   200,455      $   194,933
    Commercial*                                        164,800         155,539          150,034          148,908          141,886
    Industrial*                                        150,883         170,169          129,972          113,728          122,714
    Other*                                              33,731          29,831           15,983           22,732           18,456
    Power Marketing                                     11,161          13,756                -                -                -
                                             ================== ===============  ===============  ===============  ===============
         Total                                    $    586,445    $    580,693      $   502,737      $   485,823      $   477,989
                                             ================== ===============  ===============  ===============  ===============

Sales (MWH):
    Residential                                      2,439,478       2,251,119        2,230,558        2,141,553        2,085,621
    Commercial                                       1,883,422       1,772,591        1,725,650        1,681,130        1,618,840
    Industrial                                       4,981,773       5,523,907        3,797,776        2,704,159        2,652,844
    Other                                              113,535         107,847          108,039          113,985          114,190
    Power Marketing                                    425,216         494,705                -                -                -
                                             ================== ===============  ===============  ===============  ===============
         Total                                       9,843,424      10,150,169        7,862,023        6,640,827        6,471,495
                                             ================== ===============  ===============  ===============  ===============

Number of customers (at year end):
    Residential                                        197,155         192,005          187,796          183,863          185,364
    Commercial                                          30,884          30,289           29,864           29,361           30,624
    Industrial                                             138             139              135              136              142
    Other                                                  227             222              224              244              237
    Power Marketing                                         16              16                -                -                -
                                             ================== ===============  ===============  ===============  ===============
         Total                                         228,420         222,671          218,019          213,604          216,367
                                             ================== ===============  ===============  ===============  ===============

Revenue statistics:
    Average annual use per residential
      customer (KWH)                                    12,491          11,835           11,973           11,476           11,354
    Average annual revenue per residential
      customer (dollars)                                 1,157           1,111            1,110            1,074            1,061
    Average revenue per KWH sold
      per residential customer (cents)                    9.26            9.39             9.27             9.36             9.35
    Average revenue per KWH sold
      total sales (cents)                                 5.96            5.72             6.39             7.32             7.39

Net generation and purchases (MWH):
    Generated                                        2,062,958       2,089,448        2,296,056        2,351,000        2,336,830
    Purchased                                        8,256,857       8,443,990        5,769,173        4,612,186        4,472,306
                                             ================== ===============  ===============  ===============  ===============
       Total                                        10,319,815      10,533,438        8,065,229        6,963,186        6,809,136
                                             ================== ===============  ===============  ===============  ===============

Average cost per KWH purchased (cents)                    3.38            3.09             3.51             3.87             4.35

Employees (year-end)
    Texas-New Mexico Power Company                         823             811              819              858              894
    Facility Works                                          58             494              116                -                -
    TNP Enterprises                                          4               -                -                -                -


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.

           SIGNIFICANT EVENTS AND KNOWN TRENDS AFFECTING TNP AND TNMP

Competitive Conditions

     The electric utility industry continues its transition toward an environment of increased competition. TNMP expects the portions of operations pertaining to transmission and distribution to continue to be regulated. Pressures that underlie the movement toward increasing competition are numerous and complex. They include legislative and regulatory changes, technological advances, consumer demands, greater availability of natural gas, environmental needs, and other factors. The increasingly competitive environment presents opportunities to compete for new customers, as well as the risk of loss of existing customers.

     The most significant effect of competition on TNMP, as well as other utilities, will be the ability to recover potential stranded costs. "Stranded costs" is the difference between what it costs TNMP to provide energy and what a customer would be willing to pay for energy in a competitive market. The inability to recover a significant portion of stranded costs would adversely impact TNP's and TNMP's financial condition. In Texas, TNMP's potential stranded cost relates to TNP One, its 300 MW generating unit, and could potentially be more than $270 million. In New Mexico, TNMP's potential stranded cost relates to its fixed purchased power contracts. As of December 31, 1998, TNMP had reserved $3.4 million for its potential stranded costs in New Mexico. Additional stranded costs could potentially be zero to $7 million, depending on the market price of purchased power at the onset of competition.

     Legislators in both Texas and New Mexico have introduced bills that propose to open the business to competition. The bills also address recovery of stranded costs. In Texas, TNMP's Transition Plan includes provisions for modifying the plan so that it conforms to subsequently enacted legislation

     The following discusses TNMP's strategy to transition to competition and to provide TNMP the ability to recover its potential stranded costs in Texas and New Mexico. Although the recoverability and amount of stranded costs is uncertain, management realizes there is some risk that shareholders may be required to share the financial burden of stranded costs with customers.

   Texas Transition Plan

     On July 22, 1998, the PUCT approved TNMP's Transition Plan, and issued a final order documenting its approval on November 7, 1998. The Transition Plan includes a number of provisions that impact TNMP's financial results. They are:

           - TNMP will implement a series of residential and commercial rate reductions totaling 9% and 3%, respectively, during a five-year transition period. The first rate reductions for residential and commercial customers of 3% and 1%, respectively, were implemented retroactive to January 1, 1998. The remaining reductions will be effective in January of 2000 and 2001.

           - TNMP's earnings on its Texas operations are capped at an 11.25% return on equity less assumed discounts on industrial rates, which, for 1998, were $4.1 million. In 1999, the discounts are expected to be approximately $2.9 million. TNMP will apply Texas earnings in excess of the cap to recover stranded costs related to its generation investment (TNP One) or will refund them to customers, according to PUCT guidelines.

           - The Plan includes a cap on allowed operating and maintenance expenses applicable to TNMP's Texas operations based on cost incurred per customer in 1996.

           - TNMP will record $15 million of additional depreciation annually during 1999-2002 to recover stranded costs.

           - Finally, the manner in which TNMP recovers the cost of purchased power from its customers has changed. In the past, all of these costs were passed directly through to TNMP's customers via adjustment factors that could change as often as monthly. Under this methodology, purchased power expense had no impact on operating income. Effective with the new rates under the Transition Plan, only the energy-related portion of purchased power will be passed through directly to customers via the fuel adjustment clause. The demand-related portion of purchased power will be recovered through base rates and is not subject to adjustment or future reconciliation. Therefore, any difference, between the amount of demand-related purchased power recovered through TNMP's rates and the actual cost of such, will affect operating income.

     Absent legislation implementing retail competition, at the end of the five-year transition period, TNMP shall file with the PUCT a proposal to voluntarily implement retail access, contingent upon the approval of an appropriate mechanism for recovery of any remaining stranded costs. The PUCT has committed to full recovery of stranded costs if they are quantified using a market-based methodology, TNMP offers retail access, and stranded costs are allocated fairly to all customers.

     During the year ended December 31, 1998, the Transition Plan reduced TNMP's operating income as summarized in the table below (amounts in thousands except per share items):

                                                                Pre-tax amounts              Per share

                  One-time charges:
                     Costs to implement the plan                   $  3,300                   $ 0.17
                     One-time customer refund                         1,447                     0.06
                                                                   --------                   ------
                         Subtotal                                     4,747                     0.23
                                                                   --------                   ------

                   1998 impacts:
                     Rate structure change                            9,940                     0.49
                     Lower recovery of demand
                      purchased power expenses                        7,548                     0.37
                                                                   --------                   ------
                         Subtotal                                   $17,488                     0.86
                                                                    -------                   ------

                         Total effect of the plan                   $22,235                   $ 1.09
                                                                   ========                   ======

     The combination of the one-time customer refund and implementing the rate structure change reduced operating revenue by $11.4 million (pre-tax). TNMP's earnings for the year ended December 31, 1998 did not exceed the earnings cap imposed by the Transition Plan. The Transition Plan includes a provision that allows the PUCT to review TNMP's earnings and the related earnings cap.

   New Mexico Community Choice

     On April 11, 1997, the NMPUC approved TNMP's plan for transition to competition in its New Mexico service territory, called Community Choice. TNMP implemented Community Choice effective May 1, 1997. Community Choice provides TNMP's customers the right to choose their electricity provider after a three-year transition period. The plan freezes rates (including the recovery of purchased power) during the transition period, and allows for customer aggregation based on market forces. As of December 31, 1998, TNMP had reserved $3.4 million for its potential stranded costs in New Mexico.


   Impact of Competition on TNMP

     In addition to pursuing the satisfactory resolution of the stranded cost issue, TNMP is pursuing strategies to retain and attract new customers. TNMP's competitive position has been strengthened with the PUCT open access to transmission rule. Management believes TNMP's revenue growth opportunities are through an increased customer base and new services.

     As noted above, the Transition Plan changes the way TNMP recovers the demand component of purchased power. The change increases the risk that TNMP will have to absorb increases in the demand cost of purchased power, while at the same time it allows TNMP to retain the benefit of savings realized from lowering these costs. TNMP is actively managing its resources to optimize the rewards and diminish the risks in it power supply portfolio.


Results of Operations

   Overall Results

     Income applicable to common stock was $19.3 million for 1998, compared to $29.5 million in 1997. The 1998 results included the effect of FWI's discontinued operations of $12.7 million, and costs to implement the transition plan of $3.0 million. The 1997 results included a $12.9 million loss associated with FWI's discontinued operations. Exclusive of one-time items, the 1998 earnings were $35.0 million, a $7.4 million decrease as compared to the 1997 earnings of $42.4 million.

     Income applicable to common stock was $22.9 million in 1996. Results for 1996 included a $3.1 million loss associated with FWI's discontinued operations, and a $1.3 million after tax charge for the settlement of litigation associated with the Series T FMB retirement in 1995. Excluding the one-time items, 1997 earnings were $15.1 million higher than 1996 earnings of $27.3 million.

     The following table sets forth results of operations for 1998, 1997, and 1996 and the impact of one-time items:


                                                           1998                    1997                    1996
                                                   ------------------      -------------------      -----------
                                                    Amount      EPS         Amount       EPS        Amount         EPS
                                                   -------    -------     ---------   ---------    ---------      -------
                                                                    (In thousands except per share amounts)

Income applicable to common
    stock before one-time items..................  $  34,969  $  2.65     $  42,403   $    3.24    $  27,283      $ 2.38
                                                   ---------  --------    ----------  ----------   ---------      ------

One-time items, net of income taxes:
    Discontinued operations of FWI...............    (12,710)   (0.96)      (12,883)      (0.98)      (3,097)      (0.27)
    Transition plan costs........................     (2,985)   (0.23)           -           -           -            -
    Series T litigation settlement...............         -         -            -           -        (1,300)      (0.11)
                                                   ---------  --------    ----------   ---------   ----------     ------
       Total one-time items, net................     (15,695)   (1.19)      (12,883)      (0.98)      (4,397)      (0.38)
                                                   ---------  --------    ----------   ---------    ---------     ------

Income applicable to common stock...............   $  19,274    $1.46     $  29,520   $    2.26    $  22,886      $ 2.00
                                                   =========  ========    ==========  ==========   ==========     ======


     Beginning in 1996, FWI's operations included construction and service activities. In late 1997, management reevaluated FWI's strategy and adopted a revised strategy to concentrate on service and maintenance activities and to discontinue the construction segment. In 1998, TNP elected to discontinue all remaining operations of FWI. See Note 3 for additional information regarding the discontinued operations.

   The operations of TNMP  currently  represent  most of TNP's  operations.  The
following   discussion  focuses  on  TNMP's  operations,   except  where  stated
otherwise.

   Operating Revenues

     The following table summarizes the components of operating revenues (in thousands).

                                                                                         Increase (Decrease)
                                                 1998        1997         1996         `98 v. `97  `97 v. `96
                                             ----------   ---------    ----------    ------------ -----------

Operating revenues                           $  586,445   $ 580,693    $  502,737      $   5,752    $   77,956

Purchased power & fuel expenses                 316,911     302,773       243,682         14,138        59,091
                                             ----------   ---------    ----------      ---------     ---------

Base revenues                                $  269,534   $ 277,920    $  259,055      $  (8,386)    $  18,865
                                             ==========   =========    ==========      =========     =========


      Purchased   power  &  fuel   expenses   are   discussed   in  "Results  of
Operations--Operating Expenses."

      The following table summarizes the components of the base revenues increase (decrease) from 1998 to 1997 and from 1997 to 1996 (in thousands).

                                                                                       `98 v. `97   `97 v. `96
                                                                                       ----------   ----------

                       Weather related                                                    $11,711    $    (332)
                       Customer growth                                                      4,896        4,053
                       Reserve for Texas customer refunds                                 (10,971)          -
                       Lower recovery of Texas demand purchased power costs                (7,548)          -
                       Industrial - firm rate sales                                        (9,020)      (2,448)
                       Industrial - Texas economy rate sales                                  148        5,331
                       Transmission revenue                                                   831        8,251
                       Unbilled revenue and other                                           1,567        4,010
                                                                                        ---------    ---------
                            Base revenues increase (decrease)                            $ (8,386)     $18,865
                                                                                         =========     =======

     The base revenue decrease of $8.4 million during 1998 resulted primarily from the implementation of the Texas Transition Plan and the loss of a significant industrial customer (see Note 9). As discussed in Note 2, the Transition Plan had the effect of reducing base rate revenues and reducing recovery of demand purchased power costs. Offsetting the base revenue decrease were increased sales due to hotter than normal weather during the summer, and customer growth in the residential and commercial classes.

     The base revenue increase of $18.9 million during 1997 resulted primarily from implementing the new transmission access rules during 1997, growth in residential and commercial customers, and a full year of operation of its control area in Texas that TNMP implemented on July 31, 1996. The control area is an electrical system that enables TNMP to instantaneously balance its system resources with loads. Implementation of the control area enabled TNMP to enhance its industrial economy rate sales, non-industrial standby revenues, and power marketing sales. The control area also permitted TNMP to replace standby power for TNP One with the purchase of planning reserves.

     The components of GWH sales for 1998 and 1997 are summarized in the following table:

                                                   1998          1997     Variance        %
                                                   ----          ----     --------     -----

         Residential                              2,440         2,251         189        8.4
         Commercial                               1,883         1,772         111        6.3
         Industrial:
           Firm                                     505         1,080        (575)     (53.2)
           Economy                                4,476         4,444          32        0.7
         Power marketing                            425           495         (70)     (14.1)
         Other                                      114           108           6        5.6
                                                 ------       -------     -------      -----
               Total GWH sales                    9,843        10,150        (307)      (3.0)
                                                  =====       =======     =======      =====


     1998 sales decreased 307 GWHs (or 3%), from 1997 levels, due to the movement of a significant industrial customer to self-generation and decreased off-system sales. This decrease was partially offset by increased residential and commercial sales due to hotter-than-normal weather and customer growth.

     As discussed in "Competitive Conditions--Texas Transition Plan" and Note 2, the PUCT approved the Texas Transition Plan during 1998. The Transition Plan includes a five-year transition period, with a series of rate reductions for residential and commercial customers beginning in 1998. The agreement provides for TNMP to recover a portion of its potential stranded costs during the transition period. Also, TNMP's earnings on Texas operations are capped at 11.25% return on equity less assumed discounts on industrial rates, which, for 1998, were $4.1 million. Texas earnings in excess of the cap will be applied by TNMP to recover stranded costs related to its generation investment (TNP One) or refunded to customers. During 1998, TNMP did not have any excess earnings on its Texas operations. This was primarily due to higher than expected demand purchased power costs as discussed in "Operating Expenses - Purchased Power & Fuel."

     As discussed in "Competitive  Conditions--New  Mexico Community Choice" and
Note 2, TNMP implemented its Community Choice plan in New Mexico on May 1, 1997. The plan provides TNMP's customers the right to choose their energy provider after a three-year transition period and freezes rates (including the recovery of purchased power) during the transition period. The rates represent a slight reduction as compared to rates in effect prior to May 1997. The reduced rates have not had a material adverse effect on TNP's or TNMP's financial condition.

     A significant industrial customer in Texas left TNMP's system in February 1998 and replaced the power previously provided by TNMP with power from a cogeneration plant built by a third party wholesale power producer. This customer provided sales of 629 GWH and annual revenues of $28.3 million in 1997 ($10.1 million in base revenues). Purchases by this customer in 1998 were 74 GWH, providing total revenues of $3.1 million and base revenues of $0.9 million.

     During late 1997, TNMP renegotiated with a large industrial customer in New Mexico to continue providing full service until the end of the New Mexico Community Choice transition period (April 30, 2000). Effective January 1, 1999, this customer reduced its firm purchased power commitment by 55%. After the end of the transition period, TNMP will provide firm transmission service to this customer, and this customer can purchase its KWH requirements on the open market. Currently, TNMP is this customer's lowest cost U.S. electric supplier. This customer provided sales of 1,101 GWH and revenues of $39.9 million in 1998 ($11.9 million in base revenues).

   Operating Expenses

     Operating expenses for 1998 were $18.1 million higher than in 1997, due primarily to higher purchased power expenses.

     Operating expenses for 1997 were $72.4 million higher than in 1996, due primarily to higher purchased power expenses stemming from increased sales requirements under agreements with two cogeneration customers and income taxes.


   Purchased Power & Fuel Expenses

   The following table summarizes the components of purchased power and fuel expenses (in thousands).


                                                                                       Increase (Decrease)
                                                1998         1997         1996     `98 v. `97   `97 v. `96
                                             ----------   ----------   ----------  ----------   ---------
Pass-through expenses

   Purchased power                           $  155,679   $  259,605   $  196,481  $ (103,926)  $  63,124
   Fuel                                          38,299       39,676       45,300      (1,377)     (5,624)
                                             ----------   ----------   ----------  ----------   ---------
     Subtotal                                   193,978      299,281      241,781    (105,303)     57,500
   Non pass-through purchased power             121,287        1,438           -      119,849       1,438
   Other                                          1,646        2,054        1,901        (408)        153
                                             ----------   ----------   ----------  ----------   ---------
     Total                                   $  316,911   $  302,773   $  243,682  $   14,138   $  59,091
                                             ==========   ==========   ==========  ==========   =========

    During 1998, purchased power and fuel expenses increased by $14.1 million due to increased purchased power expenses during the hotter-than-normal summer weather, recognition of expenses in compliance with the Transition Plan, and settlement of a billing dispute. As discussed in Note 2, the Transition Plan changes the method of recovering purchased power expenses from customers. Effective January 1, 1998, only the energy-related portion of purchased power is passed through directly to customers via the fixed fuel recovery factor. The demand-related portion of purchased power will be recovered through base rates. Therefore, any difference between the amount of demand-related purchased power recovered through TNMP's rates and the actual costs will affect operating income. Texas demand charges are $98.3 million of the $121.3 million shown above as non pass-through purchased power. Firm purchased power costs in New Mexico account for the remainder. Recovery of demand purchased power in Texas amounted to $90.8 million in 1998, resulting in a reduction of $7.5 million in pre-tax operating income. Prior to January 1, 1998, the majority of purchased power costs were recoverable from customers via a recovery clause.

    During 1997, purchased power and fuel expenses increased by $59.1 million primarily due to additional MWHs purchased to meet increased sales requirements from the agreements negotiated with the two cogeneration customers during the second quarter of 1996.

   Other Operating Expenses

     Other operating expenses in 1998 increased by $6.9 million compared to 1997. This resulted from additional transmission expenses of $3.1 million as compared to 1997, and the $3.3 million write-off of deferred costs related to the Transition Plan, as discussed in "Competitive Conditions--Texas Transition Plan" and Note 2.

     Other operating expenses in 1997 were comparable to 1996. Cost savings from reduced standby expenses resulting from implementation of the control area offset a $2.0 million increase in the Texas transmission expenses.

   Interest Charges

     During 1998, interest charges decreased $3.2 million due primarily to reduced borrowings and lower interest rates on the credit facilities.

     During 1997, interest charges decreased $12.5 million due primarily to the retirement of Series T FMBs in January 1997 and applying cash flow from operations to reduce debt levels. The 11.25% Series T FMBs were retired with lower cost borrowings from the credit facilities and an equity contribution from TNP in late 1996, resulting from its common stock sale.

     In January 1999, TNMP retired its 12.5% secured debentures when they matured. It also issued $175 million of 6.25% Senior Notes due in 2009. Interest charges are expected to continue to decrease during 1999 due to the lower interest rate on the Senior Notes and reduced borrowings against the credit facilities.


Liquidity and Capital Resources

   Sources of Liquidity

     The main sources of liquidity for TNP are cash flow from operations, borrowings from credit facilities and sale of additional common stock.

     TNP's cash flow from operations totaled $72.9 million, $103.9 million and $65.2 million in 1998, 1997 and 1996. Cash flow from operations decreased in 1998 due to increases in purchased power costs and expenses for nonregulated activities. In addition, 1997 cash flow included $20.5 million from the one-time factoring of unbilled accounts receivables. Cash flow from operations increased in 1997 from 1996 due to factoring unbilled receivables and increased base revenues. The changes in TNMP's cash flow from operations mirrored those of TNP.

     TNMP has two existing credit facilities with a total of $100 million of unused borrowings available, as of December 31, 1998. In January 1999, TNMP entered into a third credit facility that provides $35 million of borrowing capacity through April 1999.

     In November 1998, TNP entered into a new credit facility with a total commitment of $50 million, and unused borrowing capacity of $41 million at December 31, 1998. Borrowings under this facility can be used for investing in TNP's subsidiaries, payment of dividends to TNP's shareholders, investing in nonregulated businesses, and other general corporate purposes.

     TNP reserved one million shares of common stock for issuance through a direct stock purchase plan that began in 1997. The plan is designed to provide investors with a convenient method to purchase shares of TNP's common stock directly from the company and to reinvest cash dividends. The plan has replaced TNP's prior dividend reinvestment plan. As of December 31, 1998, the remaining reserve for direct stock purchase plan was 946,000 shares.

   Capital Resources

     TNP's and TNMP's capital structure continued to improve during 1998, as TNMP was able to reduce debt due to continued strong earnings for the year. The equity portion of TNP's capital structure increased from 38.3% at December 31, 1997, to 40.0% at December 31, 1998. Conversely, the long-term debt ratio decreased from 61.3% to 59.6% for the same period. TNMP experienced similar results with its capital ratios.

     TNMP's capital requirements through 2003 are projected to be as follows (amounts in millions):

                                                              1999       2000        2001     2002      2003
                                                            -------   --------    --------  --------   -------

     FMB and secured debenture maturities (see Note 6)      $    -    $  100.0    $     -   $    -     $ 140.0
     Capital expenditures                                      37.7       33.5        33.8     35.3       36.5
                                                            -------   --------    --------  -------    -------

       Total capital requirements                           $  37.7   $  133.5    $   33.8  $  35.3    $ 176.5
                                                            =======   ========    ========  =======    =======

     TNMP believes that cash flow from operations, borrowings in the capital markets, and periodic borrowings under the credit facilities will be sufficient to meet working capital requirements and planned capital requirements through the foreseeable future.

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

     In the event that all or a portion of a utility's operations cease to meet those criteria for various reasons, including deregulation, a change in the method of regulation, or a change in the competitive environment for the utility's regulated service, the utility will have to discontinue SFAS 71 for that portion of operations. That discontinuation would be reported by the write-off of unrecoverable regulatory assets and liabilities.

     As discussed in Note 2, as a result of the Community Choice program in New Mexico, TNMP discontinued the application of SFAS 71 to its generation/power supply operations in New Mexico during 1997. The discontinuing of regulatory accounting principles had no effect on TNMP's financial condition. Also, as discussed in "Competitive Conditions--Texas Transition Plan" and Note 2, on July 22, 1998, the PUCT approved TNMP's Transition Plan, and issued a final order documenting its approval on November 7, 1998. The PUCT has committed to full recovery of stranded costs if they are quantified using a market-based methodology, TNMP offers retail access, and stranded costs are allocated fairly to all customers. Rates under the Transition Plan continue to be cost-based, and TNMP will continue to apply SFAS 71 to its Texas generation/power supply operations until it requests, and the PUCT approves authority to implement retail competition.

   Year 2000

     TNMP is actively addressing the Year 2000 Issue (Y2K) throughout its operating and office environments. Many existing computer programs were designed and developed to use only two digits to identify a year in the date field. If not addressed, these computer systems could fail, with possible material adverse effects on TNMP's operations.

     In mid-1997 TNMP's information technology staff began to identify and assess corporate software applications, equipment and operating systems. In early 1998, the project was expanded to include professionals from throughout the company and to identify and assess embedded systems. TNMP's project to analyze Y2K has included the following phases: identification, assessment, remediation/implementation and testing.

     In its analysis to identify and assess Y2K impact on company systems, TNMP has conducted extensive studies to analyze the impact of Y2K on all operating systems. As a result of these studies, TNMP has developed a Y2K mitigation plan. The plan requires TNMP to amend, replace, or upgrade most of its primary corporate information systems, some of which were already being replaced or upgraded pursuant to a previously approved plan to replace or upgrade such systems.

     The following is a brief summary of the renovation and validation, and implementation progress for the critical business areas of TNMP - generation,
transmission,   distribution,   energy  management,  and  corporate  information
systems.

     Generating Units. TNMP owns one power plant, TNP One, which is located in Robertson County, Texas. TNP One has two units that burn lignite as the primary fuel source to generate power. The total lignite supply is provided from a mine adjacent to the power plant. TNP plans to increase the coal supply to provide for an additional six-week supply prior to January 1, 2000. The plant is also capable of burning natural gas, as well as various waste products. TNP One personnel are consulting with the manufacturers of the Plant Control Computer which provides for most of the computerized operations of the boiler and turbine controls, as well as the Continuous Emissions Monitoring System. Integrated testing of the Plant Control Computer was completed on Unit 1 in early February 1999. The integrated testing on Unit 1 detected no Y2K problems. Testing will be done on Unit 2 while the plant is down for a maintenance outage this spring. Tests of the Continuous Emissions Monitoring System determined that only non-critical Y2K issues were detected. Upgrades to that software are currently underway. An extensive list of other minor suspect devices has been compiled and is also in the process of being tested.

     As of March 1, 1999, the TNP One generation plant has completed the assessment of all mission-critical facilities, and is approximately 52 percent complete with the testing and remediation of those facilities. All testing and remediation is expected to be complete by June 1999.

     Distribution System. TNMP is primarily a distribution company. Over 600 suspect distribution system devices have been identified and are being tested. TNMP is currently testing the devices that have external clock functions.
Devices that have no external clock function are being checked with the manufacturer and TNMP is reviewing their testing of those devices. All of TNMP's critical distribution substations have designs which contain redundant relaying or bypass switching schemes to remove failed devices and equipment for normal operations, allowing for quick restoration of power to customers.

     As of March 1, 1999, TNMP is 84 percent complete on the assessment of all Distribution System mission-critical facilities, and is approximately 53 percent complete with the testing and remediation of those facilities. All testing and remediation is expected to be complete by June 1999.

     Transmission System. TNMP has transmission lines which are a part of the transmission grid comprised within the Electric Reliability Council of Texas (ERCOT). The transmission grid within ERCOT is operated by member utilities in conjunction with an Independent System Operator. TNMP is participating on ERCOT's Year 2000 Technical Task Force and on the Year 2000 Operational Preparedness and Planning Task Force. TNMP will be participating in all testing, drills and contingency planning done by the Independent System Operator.

     Testing  of  transmission  line  electronic   protective  devices  by  TNMP
personnel is underway with completion anticipated by June 1999.

     Supervisory  Control  and  Data  Acquisition  Systems  (SCADA)  and  Energy
Management Systems. TNMP has three SCADA systems in Texas. A SCADA system reports on the status on protective devices, allows for the remote control of these same devices, and reports and tracks critical power flow information on the transmission and distribution grids. These systems are new, having been upgraded in 1997 and 1998. TNMP is in the process of replacing the SCADA system in New Mexico, which is not Year 2000 compliant.

     As of March 1, 1999, TNMP is 93 percent complete on the assessment of all SCADA and Energy Management Systems mission-critical facilities, and is approximately 22 percent complete with the testing and remediation of those facilities. All testing and remediation is expected to be complete by June 1999, except for the New Mexico SCADA system that will be complete in August 1999.

     Information Technology Systems. As of March 1, 1999, approximately 90% of TNMP's infrastructure supporting its business systems has been tested and verified as Y2K compliant. TNMP expects to have the remaining infrastructure Y2K compliant by the end of the first quarter of 1999. TNMP has completed the upgrade of its financial and accounting system to a Y2K compliant version. Integrated testing of the upgraded financial system will be done in April 1999. A new customer information system is expected to be implemented and tested during the third quarter of 1999 and other corporate information systems directly related to TNMP's operations are expected to be installed and tested by September 1999. TNMP incorporates unit testing, system testing, integration testing and acceptance testing into the verification methodology.

     Y2K Remediation Cost. The costs associated with TNMP's Y2K efforts are expected to be approximately $10.2 million. Approximately $9 million of the total cost is to upgrade or replace various information technology systems, as discussed above, as well as improve the infrastructure to support those systems. TNMP does not expect these costs to have a material impact on its financial position or results of operations. TNMP continues to work with key software vendors and outside consultants to validate its Y2K compliance project. To date, TNMP has spent approximately $4.3 million on Y2K remediation. TNMP has in the past used, and expects to continue to use, cash flow from operations to fund costs associated with Y2K.

     Third-Party Vendors. In addition to its own mitigation plan, TNMP is actively working with its key vendors and other third parties with which TNMP has a material relationship to assist such parties in achieving compliance with respect to Y2K in those systems affecting TNMP's operations. Such parties include electric power providers in Texas and New Mexico; the fuel, ash disposal, and limestone contractors at TNP One; transmission and distribution material suppliers; and banking partners. Although TNMP believes that such persons are working diligently to properly address Y2K, TNMP cannot guarantee that these third-party systems will be timely converted, or that a failure to convert by another company or a conversion that is incompatible with TNMP's systems, would not have a material adverse effect on TNMP.

     Contingency Plans. The primary operating processes of TNMP's business (e.g., the production, transmission, and distribution of electric power) are subject to contingencies related to weather, equipment failure, and other factors. TNMP has drafted Y2K contingency plans by adapting previously existing contingency plans. TNMP will complete the Y2K contingency plan by June 1999.

     The Risks of the Company's Year 2000 Issues. Based upon its current assessment and testing of the Y2K issue, TNMP believes the reasonably likely worst-case Y2K scenarios would have the following impacts upon it and its operations. With respect to its ability to provide energy to its customers, TNMP believes that the reasonably likely worst-case scenario is for small, localized interruptions of electrical service that are restored in a time frame that is within normal service levels. With respect to services that are essential to TNMP's operations, such as customer service, business operations, supplies and emergency response capabilities, the reasonably likely worst-case scenario is for minor disruptions of essential services with rapid recovery and all essential information and processes ultimately recovered.

     While risks related to the third parties' lack of Y2K readiness could materially and adversely affect TNMP's business, results of operations and financial condition, TNMP expects its Y2K readiness efforts to reduce significantly its level of uncertainty about the impact of third party Y2K issues on both its IT systems and non-IT systems.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     TNP's and TNMP's involvement in the trading of market risk sensitive instruments is minimal and does not have a material impact to either company's financial condition or results of operations. As noted in Item 1, "Sources of Energy", TNMP's exposure to changes in the prevailing market price of power has increased. This exposure is due to TNMP's greater reliance on shorter term contracts and, as discussed in item 7, "Competitive Conditions", the fact that TNMP no longer passes the demand component of purchased power costs directly through to its customers. As a result, TNMP is exposed to the risk of executing new purchased power contracts at market prices. Conversely, TNMP has the opportunity to benefit from a favorable market for purchased power.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholders and Board of Directors of TNP Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of TNP Enterprises, Inc. (a Texas corporation) (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, common shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                                            Arthur Andersen LLP



Fort Worth, Texas
February 12, 1999

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Shareholder and Board of Directors of Texas-New Mexico Power Company:


We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Texas-New Mexico Power Company (a Texas corporation) (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, common shareholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


                                                            Arthur Andersen LLP




Fort Worth, Texas
February 12, 1999

                          Independent Auditor's Report


The Board of Directors and Shareholders
TNP Enterprises, Inc.:

We have audited the accompanying consolidated statements of income, common shareholders' equity, and cash flows of TNP Enterprises, Inc. and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of TNP Enterprises, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                     KPMG LLP



Fort Worth, Texas
January 30, 1997

                          Independent Auditor's Report



The Board of Directors
Texas-New Mexico Power Company:

We have audited the accompanying consolidated statements of income, common shareholder's equity, and cash flows of Texas-New Mexico Power Company (a wholly owned subsidiary of TNP Enterprises, Inc.) and subsidiaries for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Texas-New Mexico Power Company and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                     KPMG LLP


Fort Worth, Texas
January 30, 1997


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        For the Years Ended December 31,


                                                                        1998              1997              1996
                                                                   ----------------  ----------------  ----------------

                                                                             (In thousands except per share amounts)

OPERATING REVENUES (Note 2)                                        $       586,493   $       580,693   $       502,737
                                                                   ----------------  ----------------  ----------------

OPERATING EXPENSES:
  Purchased power and fuel                                                 316,911           302,773           243,682
  Other operating and maintenance                                           95,168            86,385            84,417
  Depreciation                                                              38,056            38,853            38,172
  Taxes other than income taxes                                             36,014            33,667            33,256
  Income taxes                                                              15,480            21,242            10,375
                                                                   ----------------  ----------------  ----------------
       Total operating expenses                                            501,629           482,920           409,902
                                                                   ----------------  ----------------  ----------------

NET OPERATING INCOME                                                        84,864            97,773            92,835
                                                                   ----------------  ----------------  ----------------

OTHER INCOME:
  Other income and deductions, net                                           1,280             1,443             1,956
  Income taxes                                                                (125)              257               722
                                                                   ----------------  ----------------  ----------------
       Other income, net of taxes                                            1,155             1,700             2,678
                                                                   ----------------  ----------------  ----------------

INCOME BEFORE INTEREST CHARGES                                              86,019            99,473            95,513
                                                                   ----------------  ----------------  ----------------
INTEREST CHARGES:
  Interest on long-term debt                                                48,393            52,557            64,654
  Other interest and amortization of debt-related costs                      5,492             4,355             4,709
                                                                   ----------------  ----------------  ----------------
       Total interest charges                                               53,885            56,912            69,363
                                                                   ----------------  ----------------  ----------------

INCOME FROM CONTINUING OPERATIONS                                           32,134            42,561            26,150

Loss from discontinued nonregulated operations, net of taxes
(Note 3)                                                                    12,710            12,883             3,097
                                                                   ----------------  ----------------  ----------------



NET INCOME                                                                  19,424            29,678            23,053
Dividends on preferred stock                                                   150               158               167
                                                                   ----------------  ----------------  ----------------

INCOME APPLICABLE TO COMMON STOCK                                  $        19,274   $        29,520   $        22,886
                                                                   ================  ================  ================


EARNINGS PER SHARE OF COMMON STOCK:
  Earnings from continuing operations                              $          2.42   $          3.24   $          2.27
  Loss from discontinued nonregulated operations                             (0.96)            (0.98)            (0.27)
                                                                   ----------------  ----------------  ----------------
EARNINGS PER SHARE                                                 $          1.46   $          2.26              2.00
                                                                   ================  ================  ================

DIVIDENDS PER SHARE OF COMMON STOCK                                $          1.10   $         1.005   $          0.93
                                                                   ================  ================  ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                  13,244            13,083            11,465
                                                                   ================  ================  ================



The accompanying notes are an integral part of these consolidated financial statements.



                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                               1998                1997               1996
                                                                          ----------------   ------------------ -----------------
                                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales to customers                                     $     600,596      $       625,032    $      505,307
  Purchased power  and fuel costs paid                                           (318,616)            (299,554)         (244,272)
  Cash paid for payroll and to other suppliers                                   (116,852)            (125,188)          (75,138)
  Interest paid, net of amounts capitalized                                       (51,592)             (57,337)          (69,247)
  Income taxes paid                                                                (6,825)              (9,089)          (15,684)
  Other taxes paid                                                                (35,089)             (32,990)          (32,243)
  Other operating cash receipts and payments, net                                   1,250                2,979            (3,522)
                                                                          ----------------   ------------------ -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          72,872              103,853            65,201
                                                                          ----------------   ------------------ -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                      (37,534)             (28,232)          (28,006)
  Additions to other property and nonregulated investments                         (1,020)              (1,777)           (2,771)
  Withdrawals from (deposits to) escrow account                                    (1,902)                   -                 -
                                                                          ----------------   ------------------ -----------------
NET CASH USED IN INVESTING ACTIVITIES                                             (40,456)             (30,009)          (30,777)
                                                                          ----------------   ------------------ -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                   (14,729)             (13,305)          (10,866)
  Common stock issuances                                                            5,355                3,392            48,798
  Borrowings from (repayments to) revolving credit facilities - net               (11,000)              45,000            12,000
  Other long-term debt issuances                                                        -                    -               202
  Deferred expenses associated with financings                                     (7,382)                   -              (588)
  Redemptions:
     First mortgage bonds                                                          (8,000)            (100,900)          (96,508)
     Obligation - FWI investment acquisition                                            -                 (300)                -
     Other long-term debt                                                            (141)                 (61)                -
     Preferred stock                                                                 (180)                (180)             (180)
                                                                          ----------------   ------------------ -----------------
NET CASH USED IN FINANCING ACTIVITIES                                             (36,077)             (66,354)          (47,142)
                                                                          ----------------   ------------------ -----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (3,661)               7,490           (12,718)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   15,877                8,387            21,105
                                                                          ----------------   ------------------ -----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $      12,216      $        15,877    $        8,387
                                                                          ================   ================== =================

RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                $      19,424      $        29,678    $       23,053
  Adjustments  to  reconcile  net  income  to net  cash  provided by operating activities:
     Depreciation                                                                  38,056               38,853            38,170
     Amortization of debt-related costs and other deferred charges                  4,819                3,810             3,329
     Allowance for borrowed funds used during construction                           (228)                 (47)              (99)
     Deferred income taxes                                                          4,722                7,434              (193)
     Investment tax credits                                                         1,281                1,406              (380)

Cash flows impacted by changes in current assets and liabilities:
     Deferred purchased power and fuel costs                                          894                  995             5,696
     Accounts payable                                                                 976               (1,411)            6,406
     Accrued interest                                                              (2,303)              (3,556)           (3,103)
     Accrued taxes                                                                 (3,299)              (1,244)           (7,372)
     Reserve for customer refund                                                   10,971                    -                 -
     Changes in other current assets and liabilities                               (2,215)              25,099            (1,507)
Other, net                                                                           (226)               2,836             1,201
                                                                          ----------------   ------------------ -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   $      72,872      $       103,853    $       65,201
                                                                          ================   ================== =================







The accompanying notes are an integral part of these consolidated financial statements.



                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                                     1998                          1997
                                                                              --------------------          -------------------

                                                                                                (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                                    $   1,260,147              $     1,235,257
  Construction work in progress                                                             6,294                        2,281
                                                                              --------------------          -------------------
            Total                                                                       1,266,441                    1,237,538
  Less accumulated depreciation                                                           343,562                      314,270
                                                                              --------------------          -------------------
            Net utility plant                                                             922,879                      923,268
                                                                              --------------------          -------------------

OTHER PROPERTY AND INVESTMENTS, at cost                                                    10,384                        5,704
                                                                              --------------------          -------------------

CURRENT ASSETS:
  Cash and cash equivalents                                                                12,216                       15,877
  Accounts receivable                                                                       5,955                        8,585
  Inventories, at lower of average cost or market:
       Fuel                                                                                   677                          483
       Materials and supplies                                                               4,567                        4,440
  Deferred purchased power and fuel costs                                                   1,676                        2,570
  Accumulated deferred income taxes                                                         2,235                        1,707
  Other current assets                                                                      4,403                          982
                                                                              --------------------          -------------------
            Total current assets                                                           31,729                       34,644
                                                                              --------------------          -------------------
DEFERRED CHARGES                                                                           28,773                       28,310
                                                                              --------------------          -------------------
                                                                                   $      993,765             $        991,926
                                                                              ====================          ===================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.  Authorized 50,000,000
            shares; issued 13,293,996 shares in 1998 and 13,132,821 in 1997        $      192,518             $        187,163
       Retained earnings                                                                  115,776                      111,078
                                                                              --------------------          -------------------
            Total common shareholders' equity                                             308,294                      298,241

  Preferred stock                                                                           3,060                        3,240
  Long-term debt, less current maturities                                                 459,000                      478,041
                                                                              --------------------          -------------------
            Total capitalization                                                          770,354                      779,522
                                                                              --------------------          -------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                          -                          100
  Accounts payable                                                                         28,011                       27,035
  Accrued interest                                                                          5,020                        7,323
  Accrued taxes                                                                            14,290                       17,589
  Customers' deposits                                                                       3,609                        3,249
  Reserve for customer refund                                                              10,971                            -
  Other current liabilities                                                                25,202                       26,665
                                                                              --------------------          -------------------
            Total current liabilities                                                      87,103                       81,961
                                                                              --------------------          -------------------

REGULATORY TAX LIABILITIES                                                                    957                        6,318
ACCUMULATED DEFERRED INCOME TAXES                                                          97,346                       85,250
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                                20,916                       21,149
DEFERRED CREDITS                                                                           17,089                       17,726
COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)
                                                                              --------------------          -------------------
                                                                                   $      993,765             $        991,926
                                                                              ====================          ===================



The accompanying notes are an integral part of these consolidated financial statements.



                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  December 31,

                                                                                         1998               1997
                                                                                   ----------------- -------------------

                                                                                               (In thousands)
COMMON SHAREHOLDERS' EQUITY

     Common stock with no par value per share
        Authorized shares - 50,000,000
        Outstanding shares - 13,293,996 in 1998 and 13,132,821 in 1997               $      192,518    $        187,163
     Retained earnings                                                                      115,776             111,078
                                                                                   ----------------- -------------------
           Total common shareholders' equity                                                308,294             298,241
                                                                                   ----------------- -------------------


PREFERRED STOCK
     Preferred stock with no par value
          Authorized shares - 5,000,000
          Outstanding shares - None

     Redeemable  cumulative   preferred  stock  of  TNMP  with  $100  par  value
        Authorized shares - 1,000,000

                                Redemption
                              price at TNMP's             Outstanding shares
                                  option                   1998        1997
                                  ------                ---------   ---------

        Series B        4.65%   $ 100.00                  19,200      20,400                  1,920               2,040
        Series C        4.75%     100.00                  11,400      12,000                  1,140               1,200
                                                        ---------   ---------      ----------------- -------------------
           Total redeemable cumulative preferred stock    30,600      32,400                  3,060               3,240
                                                        ---------   ---------      ----------------- -------------------




LONG-TERM DEBT
     FIRST MORTGAGE BONDS

        Series M        8.70%  due 2006                                                           -               8,000
        Series U        9.25%  due 2000                                                     100,000             100,000

     SECURED DEBENTURES
        12.50% due 1999                                                                     130,000             130,000
        Series A 10.75% due 2003                                                            140,000             140,000

     REVOLVING CREDIT FACILITIES
        1995 Facility                                                                             -                   -
        1996 Facility                                                                        80,000             100,000
        1998 Facility                                                                         9,000                   -

     OTHER
                                                                                                  -                 141
                                                                                   ----------------- -------------------
            Total long-term debt                                                            459,000             478,141
            Less current maturities                                                               -                (100)
                                                                                   ----------------- -------------------
           Total long-term debt, less current maturities                                    459,000             478,041
                                                                                   ----------------- -------------------

TOTAL CAPITALIZATION                                                                 $      770,354    $        779,522
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



                    TNP ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                        For the Years Ended December 31,


                                                                              Common Shareholders' Equity
                                                     -------------------------------------------------------------------------------
                                                                   Common Stock                    Retained
                                                            Shares             Amount              Earnings               Total
                                                     ------------------   ----------------     ----------------     ----------------
                                                                                     (In thousands)

YEAR ENDED DECEMBER 31, 1996
     Balance at January 1, 1996                                 10,920        $   134,973         $     82,484         $    217,457
     Net income                                                      -                  -               23,053               23,053
     Dividends on preferred stock                                    -                  -                 (167)                (167)
     Dividends on common stock - $0.93 per share                     -                  -              (10,699)             (10,699)
     Sale of common stock                                        2,086             48,798                    -               48,798
     Retirement of preferred stock                                   -                  -                   32                   32
                                                     ------------------   ----------------     ----------------     ----------------
        Balance at December 31, 1996                            13,006            183,771               94,703              278,474

YEAR ENDED DECEMBER 31, 1997
     Net income                                                      -                  -               29,678               29,678
     Dividends on preferred stock                                    -                  -                 (158)                (158)
     Dividends on common stock - $1.005 per share                    -                  -              (13,158)             (13,158)
     Sale of common stock                                          127              3,392                    -                3,392
     Retirement of preferred stock                                   -                  -                   13                   13
                                                     ------------------   ----------------     ----------------     ----------------
        Balance at December 31, 1997                            13,133            187,163              111,078              298,241

YEAR ENDED DECEMBER 31, 1998
     Net income                                                      -                  -               19,424               19,424
     Dividends on preferred stock                                    -                  -                 (150)                (150)
     Dividends on common stock - $1.10 per share                     -                  -              (14,579)             (14,579)
     Sale of common stock                                          161              5,355                    -                5,355
     Retirement of preferred stock                                   -                  -                    3                    3
                                                     ------------------   ----------------     ----------------     ----------------
          Balance at December 31, 1998                          13,294           $192,518            $ 115,776            $ 308,294
                                                     ==================   ================     ================     ================


The accompanying notes are an integral part of these consolidated financial statements.



                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME
                        For the Years Ended December 31,


                                                                           1998                1997                 1996
                                                                    -------------------  ------------------   ------------------

                                                                                          (In thousands)

OPERATING REVENUES (Note 2)                                             $      586,445      $      580,693       $      502,737
                                                                    -------------------  ------------------   ------------------

OPERATING EXPENSES:
  Purchased power and fuel                                                     316,911             302,773              243,682
  Other operating and maintenance                                               91,171              84,294               83,948
  Depreciation of utility plant                                                 38,054              38,851               38,170
  Taxes other than income taxes                                                 36,298              33,260               32,727
  Income taxes                                                                  16,863              22,062               10,333
                                                                    -------------------  ------------------   ------------------
       Total operating expenses                                                499,297             481,240              408,860
                                                                    -------------------  ------------------   ------------------

NET OPERATING INCOME                                                            87,148              99,453               93,877
                                                                    -------------------  ------------------   ------------------

OTHER INCOME:
  Other income and deductions, net                                                 952               1,120                1,626
  Income taxes                                                                     (52)                257                  722
                                                                    -------------------  ------------------   ------------------
       Other income, net of taxes                                                  900               1,377                2,348
                                                                    -------------------  ------------------   ------------------

INCOME BEFORE INTEREST CHARGES                                                  88,048             100,830               96,225
                                                                    -------------------  ------------------   ------------------

INTEREST CHARGES:
  Interest on long-term debt                                                    48,342              52,557               64,654
  Other interest and amortization of debt-related costs                          5,385               4,355                4,709
                                                                    -------------------  ------------------   ------------------
       Total interest charges                                                   53,727              56,912               69,363
                                                                    -------------------  ------------------   ------------------

NET INCOME                                                                      34,321              43,918               26,862
Dividends on preferred stock                                                       150                 158                  167
                                                                    -------------------  ------------------   ------------------

INCOME APPLICABLE TO COMMON STOCK                                     $         34,171     $        43,760      $        26,695
                                                                    ===================  ==================   ==================







The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                          1998               1997                 1996
                                                                   ------------------- ------------------  -------------------
                                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales to customers                              $        579,482    $       606,803     $        502,954
  Purchased power and fuel costs paid                                        (318,616)          (299,554)            (244,272)
  Cash paid for payroll and to other suppliers                                (72,590)           (86,607)             (75,807)
  Interest paid, net of amounts capitalized                                   (51,545)           (57,331)             (69,236)
  Income taxes paid                                                            (2,786)            (8,464)             (14,242)
  Other taxes paid                                                            (35,492)           (32,980)             (31,219)
  Other operating cash receipts and payments, net                                 864              2,600                1,135
                                                                   ------------------- ------------------  -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                      99,317            124,467               69,313
                                                                   ------------------- ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                  (37,506)           (27,942)             (28,006)
  Withdrawals from (deposits to) escrow account                                (1,902)             1,670               (1,669)
                                                                   ------------------- ------------------  -------------------

CASH FLOWS USED IN INVESTING ACTIVITIES                                       (39,408)           (26,272)             (29,675)
                                                                   ------------------- ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                               (19,249)           (44,458)             (10,867)
  Equity contribution from TNP Enterprises                                          -                  -               47,170
  Borrowings from (repayments to) revolving credit facilities-net             (20,000)            45,000               12,000
  Deferred expenses associated with financings                                 (7,275)                 -                 (588)
  Redemptions:
    First mortgage bonds                                                       (8,000)          (100,900)             (96,508)
    Preferred stock                                                              (180)              (180)                (180)
                                                                   ------------------- ------------------  -------------------

NET CASH USED IN FINANCING ACTIVITIES                                         (54,704)          (100,538)             (48,973)
                                                                   ------------------- ------------------  -------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         5,205             (2,343)              (9,335)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                2,772              5,115               14,450
                                                                   ------------------- ------------------  -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $          7,977    $         2,772    $           5,115
                                                                   =================== ==================  ===================

RECONCILIATION OF NET INCOME TO NET
 CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                         $         34,321   $         43,918    $          26,862
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation of utility plant                                             38,054             38,851               38,170
     Amortization of debt-related costs and other deferred charges              4,710              3,810                3,329
     Allowance for borrowed funds used during construction                       (228)               (47)                 (99)
     Deferred income taxes                                                      9,559             10,650                1,140
     Investment tax credits                                                     1,173              2,121                 (111)

Cash flows impacted by changes in current assets and liabilities:
     Deferred purchased power and fuel costs                                      894                995                5,696
     Accounts payable                                                           2,029             (2,395)               5,214
     Accrued interest                                                          (2,319)            (3,556)              (3,103)
     Accrued taxes                                                              2,698                850               (8,429)
     Reserve for customer refund                                               10,971                  -                    -
     Changes in other current assets and liabilities                           (4,485)            24,751                  786
Other, net                                                                      1,940              4,519                 (142)
                                                                   ------------------- ------------------  -------------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                             $        99,317    $       124,467     $         69,313
                                                                   =================== ==================  ===================


The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                               1998                1997
                                                                          ----------------   ------------------
                                                                                     (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                            $   1,260,099      $     1,235,239
  Construction work in progress                                                     6,294                2,281
                                                                          ----------------   ------------------
            Total                                                               1,266,393            1,237,520
  Less accumulated depreciation                                                   343,562              314,270
                                                                          ----------------   ------------------
            Net utility plant                                                     922,831              923,250
                                                                          ----------------   ------------------

OTHER PROPERTY AND INVESTMENTS, at cost                                             2,116                  214
                                                                          ----------------   ------------------

CURRENT ASSETS:
  Cash and cash equivalents                                                         7,977                2,772
  Accounts receivable                                                                 923                2,342
  Inventories, at lower of average cost or market:
       Fuel                                                                           677                  483
       Materials and supplies                                                       4,567                4,440
  Deferred purchased power and fuel costs                                           1,676                2,570
  Accumulated deferred income taxes                                                     -                1,707
  Other current assets                                                              4,093                  222
                                                                          ----------------   ------------------
            Total current assets                                                   19,913               14,536
                                                                          ----------------   ------------------

DEFERRED CHARGES                                                                   28,706               29,006
                                                                          ----------------   ------------------
                                                                            $     973,566      $       967,006
                                                                          ================   ==================

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share
            Authorized 12,000,000 shares; issued 10,705 shares              $         107      $           107
       Capital in excess of par value                                             222,149              222,146
       Retained earnings                                                           79,840               64,768
                                                                          ----------------   ------------------
            Total common shareholder's equity                                     302,096              287,021

  Redeemable cumulative preferred stock                                             3,060                3,240
  Long-term debt, less current maturities                                         450,000              477,900
                                                                          ----------------   ------------------
            Total capitalization                                                  755,156              768,161
                                                                          ----------------   ------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                                  -                  100
  Accounts payable                                                                 26,888               24,859
  Accrued interest                                                                  5,004                7,323
  Accrued taxes                                                                    20,449               17,751
  Customers' deposits                                                               3,609                3,249
  Accumulated deferred income taxes                                                   649                    -
  Reserve for customer refund                                                      10,971                    -
  Other current liabilities                                                        17,076               19,148
                                                                          ----------------   ------------------
            Total current liabilities                                              84,646               72,430
                                                                          ----------------   ------------------

REGULATORY TAX LIABILITIES                                                            957                6,318
ACCUMULATED DEFERRED INCOME TAXES                                                  93,378               81,085
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                        22,729               21,286
DEFERRED CREDITS                                                                   16,700               17,726
COMMITMENTS AND CONTINGENCIES (Notes 2 and 9)
                                                                          ----------------   ------------------
                                                                            $     973,566      $       967,006
                                                                          ================   ==================



The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  December 31,

                                                                                             1998              1997
                                                                                       ----------------- ------------------
                                                                                                (In thousands)
COMMON SHAREHOLDER'S EQUITY

     Common stock, $10 par value per share
        Authorized shares - 12,000,000
        Outstanding shares - 10,705                                                      $          107    $           107
     Capital in excess of par value                                                             222,149            222,146
     Retained earnings                                                                           79,840             64,768
                                                                                       ----------------- ------------------
           Total common shareholder's equity                                                    302,096            287,021
                                                                                       ----------------- ------------------


PREFERRED STOCK
     Redeemable cumulative preferred stock with $100 par value
        Authorized shares - 1,000,000

                                  Redemption
                                price at TNMP's               Outstanding shares
                                    option                    1998           1997
                                    ------                    ----           ----

        Series B          4.65%     $ 100.00                  19,200         20,400               1,920              2,040
        Series C          4.75%       100.00                  11,400         12,000               1,140              1,200
                                                          -------------  ------------- ----------------- ------------------
           Total redeemable cumulative preferred stock        30,600         32,400               3,060              3,240
                                                          -------------  ------------- ----------------- ------------------

LONG-TERM DEBT
     FIRST MORTGAGE BONDS
        Series M          8.70%  due 2006                                                             -              8,000
        Series U          9.25%  due 2000                                                       100,000            100,000

     SECURED DEBENTURES
        12.50% due 1999                                                                         130,000            130,000
        Series A 10.75% due 2003                                                                140,000            140,000

     REVOLVING CREDIT FACILITIES
        1995 Facility                                                                                 -                  -
        1996 Facility                                                                            80,000            100,000
                                                                                       ----------------- ------------------
           Total long-term debt                                                                 450,000            478,000
            Less current maturities                                                                   -               (100)
                                                                                       ----------------- ------------------
           Total long-term debt, less current maturities                                        450,000            477,900
                                                                                       ----------------- ------------------

TOTAL CAPITALIZATION                                                                     $      755,156    $       768,161
                                                                                       ================= ==================



The accompanying notes are an integral part of these consolidated financial statements.




                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                        For the Years Ended December 31,


                                                                              Common Shareholder's Equity
                                                    --------------------------------------------------------------------------------
                                                                                   Capital in
                                                            Common Stock           Excess of        Retained
                                                     Shares         Amount         Par Value        Earnings            Total
                                                     ------         ------         ---------        --------            -----
                                                                                    (In thousands)
YEAR ENDED DECEMBER 31, 1996
     Balance at January 1, 1996                            11   $         107      $    174,931     $   49,313        $     224,351
     Net income                                             -                -                -         26,862               26,862
     Dividends on preferred stock                           -                -                -           (167)                (167)
     Dividends on common stock                              -                -                -        (10,700)             (10,700)
     Equity contribution from TNP Enterprises               -                -           47,170              -               47,170
     Retirement of preferred stock                          -                -               32              -                   32
                                                    ----------  ---------------  ---------------  -------------    -----------------
        Balance at December 31, 1996                       11              107          222,133         65,308              287,548

YEAR ENDED DECEMBER 31, 1997
     Net income                                             -                -                -         43,918               43,918
     Dividends on preferred stock                           -                -                -           (158)                (158)
     Dividends on common stock                              -                -                -        (44,300)             (44,300)
     Retirement of preferred stock                          -                -               13              -                   13
                                                    ----------  ---------------  ---------------  -------------    -----------------
        Balance at December 31, 1997                       11              107          222,146         64,768              287,021

YEAR ENDED DECEMBER 31, 1998
     Net income                                             -                -                -         34,321               34,321
     Dividends on preferred stock                           -                -                -           (150)                (150)
     Dividends on common stock                              -                -                -        (19,099)             (19,099)
     Retirement of preferred stock                          -                -                3              -                    3
                                                    ----------  ---------------  ---------------  -------------    -----------------
        Balance at December 31, 1998                       11     $        107     $    222,149     $   79,840        $     302,096
                                                    ==========  ===============  ===============  =============    =================


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

     TNMP is TNP's principal operating subsidiary. TNMP is a public utility engaged in generating, purchasing, transmitting, distributing, and selling electricity in Texas and New Mexico. TNMP is subject to PUCT and NMPRC regulation. Some of TNMP's activities, including the issuance of securities, are subject to FERC regulation, and its accounting records are maintained in accordance with FERC's Uniform System of Accounts.

     The use of estimates is required to prepare TNP's and TNMP's consolidated financial statements in conformity with generally accepted accounting principles. Management believes that estimates are essential and will not materially differ from actual results. However, adjustments may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the 1998 financial statements.

   Accounting for the Effects of Regulation

     Electric utilities operate in a highly regulated environment. TNP's and TNMP's consolidated financial statements reflect the application of certain accounting standards, including SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which provide for recognition of the economic effects of rate regulation. Among these effects are the recognition of regulatory assets and liabilities. Regulatory assets represent revenues associated with certain costs that TNMP expects to recover from customers in future rates. Regulatory liabilities are costs previously collected from customers or other amounts that reduce future rates. The following table summarizes TNP's and TNMP's regulatory assets and liabilities as of December 31, 1998 and 1997.

                                                                                  1998                 1997
                                                                              ----------            ---------
                                                                                       (In thousands)

              Regulatory Assets:
                Deferred purchased power and fuel costs                       $    1,676            $   2,570
                Deferred charges:
                  Losses on reacquired debt                                        6,494                8,621
                  Rate case expenses                                               1,396                3,638
                  Deferred accounting amounts                                      3,221                4,026
                                                                              ----------            ---------
                     Total                                                    $   12,787            $  18,855
                                                                              ==========            =========

              Regulatory Liabilities:
                Income tax related                                            $      957            $   6,318
                                                                              ==========            =========


     As discussed in Note 2, TNMP has two plans - the Texas Transition Plan and the New Mexico Community Choice plan - approved by the regulatory commissions in the respective jurisdictions. Based on these plans, management believes it probable that TNMP will continue, for the foreseeable future, to meet the criteria for continued application of SFAS 71 to its transmission and distribution portions of its business, and the generation/power supply portion of its business in Texas. Also, the Texas Transition Plan allows TNMP to recover from customers the regulatory assets included in the table above.

   Utility Plant

     Utility plant is stated at the historical cost of construction, which includes labor, materials, indirect charges for such items as engineering and administrative costs, and AFUDC. Property repairs and replacement of minor items are charged to operating expenses; major replacements and improvements are capitalized to utility plant.

     AFUDC is a non-cash item designed to enable a utility to capitalize interest costs during periods of construction. Established regulatory practices enable TNMP to recover these costs from customers. The composite rate used for AFUDC was 6.0% in each of the years 1998, 1997, and 1996.

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

     Depreciation is provided on a straight-line method based on the estimated lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment's use. Depreciation as a percentage of average depreciable cost was 3.2%, 3.3%, and 3.2% in 1998, 1997, and 1996, respectively. As explained in Note 2, TNMP will record $15 million of additional depreciation annually during 1999-2002 to recover stranded costs, and may record additional amounts of depreciation based on operation of the earnings cap, due to implementation of the Transition Plan.

   Cash Equivalents

     All highly liquid debt instruments with maturities of three months or less when purchased are considered cash equivalents.

   Customer Receivables and Operating Revenues

     TNMP accrues estimated revenues for electricity delivered since the latest billing. TNMP, under a factoring arrangement with an unaffiliated company, sells its customer receivables on a nonrecourse basis. Amounts estimated to have been delivered, but remaining unbilled, are also sold in connection with this agreement.

   Purchased Power and Fuel Costs

     As discussed in Note 2, TNMP has two plans - the Texas Transition Plan and the New Mexico Community Choice plan - approved by the regulatory commissions in the respective jurisdictions.

     In Texas, as of January 1, 1998, the recovery of the demand-related portion of purchased power costs has changed pursuant to the Texas Transition Plan as discussed in Note 2. There are no changes to the recovery of the energy-related portion of purchased power costs and fuel costs.

     In New Mexico, as of May 1, 1997, the recovery of purchased power costs changed pursuant to the New Mexico Community Choice plan discussed in Note 2.

     Prior to the implementation of both plans, differences between amounts collected and allowable costs were generally recovered either as purchased power subject to refund or deferred purchased power and fuel costs in accordance with regulatory ratemaking policy.


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

   Derivatives

     The initial cost of an interest rate collar is being amortized over the term of the related agreement. Unamortized premiums of $164,000 are included in Deferred Charges in the consolidated balance sheets. Amounts to be received or paid under the agreement, if any, will be recognized when they occur as a component of interest expense. As of December 31, 1998, no such amounts have been received or paid.

   Income Taxes

     TNP files a consolidated federal income tax return that includes its subsidiaries and the consolidated operations of TNMP. The amounts of income taxes recognized in TNMP's accompanying consolidated financial statements were computed as if TNMP and its subsidiaries filed a separate consolidated federal income tax return.

     ITC amounts utilized in the federal income tax return are generally deferred and amortized to earnings ratably over the estimated service lives of the related assets.

   Fair Values of Financial Instruments

     Fair values of cash equivalents, temporary investments, and customer receivables approximated the carrying amounts because of the short maturities of those instruments.

     The estimated fair values of long-term debt and preferred stock were based on quoted market prices of the same or similar issues. The estimated fair values of TNMP's financial instruments are as follows:

                                           December 31, 1998                   December 31, 1997
                                     ------------------------------       -----------------------------
                                     Carrying Amount    Fair Values       Carrying Amount   Fair Values
                                     ---------------    -----------       ---------------   -----------
                                                                (In thousands)
      Assets
          Interest rate collar       $           164    $     (333)       $           262   $       235

      Capitalization and Liabilities
          Long-term debt                     459,000       475,189                478,000       505,400
          Preferred stock                      3,060         1,978                  3,240         2,653


   Common Stock

     At December 31, 1998, 81,999 shares of TNP's common stock were reserved for issuance to TNMP's 401(k) plan, and 1,198,356 shares of TNP's common stock were reserved for subsequent issuance under other stock compensation or shareholder plans.

   Shareholder Rights Plan

     TNP has a shareholder rights plan that is designed to protect TNP's shareholders from coercive takeover tactics and inadequate or unfair takeover bids. The rights plan provides for the distribution of one right for each share of TNP's common stock currently outstanding or issued until the close of business on August 11, 2008.

     Upon the occurrence of certain events, each right entitles a shareholder to elect to purchase one share of common stock at $100 per share or, under certain circumstances, shares of common stock at half the then-current market price or to receive TNP common stock or other securities having an aggregate value equal to the excess of (i) the value of the common stock or other securities on the date the rights are exercised over (ii) the cash payment that would have been payable upon exercise of the rights if cash payment had been elected.

     Until certain triggering events occur, the rights will trade together with TNP's common stock and separate rights certificates will not be issued. Among the triggering events are the acquisition by a person or group of 10% or more of TNP's outstanding common stock or the commencement of a tender or exchange offer that, upon consummation, would result in a person or group of persons owning 15% or more of TNP's outstanding common stock. The rights expire August 11, 2008, unless earlier redeemed or exchanged by TNP, and have had no effect on EPS.

   Stock-Based Compensation

     As discussed in Note 4, TNP has an equity based incentive compensation plan that awards stock-based compensation. In 1995 the FASB issued SFAS 123, "Accounting for Stock-Based Compensation", that changes the method for calculating expenses associated with stock-based compensation. SFAS 123, which became effective for 1996, also allows companies to retain the approach as set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", for measuring expense for its stock-based compensation. TNP has elected to continue to apply the provisions of APB Opinion 25 in calculating stock-based compensation. The application of SFAS 123 would have had no effect on the amount of expense associated with TNP's stock-based compensation.

   Reclassification

     Certain items in 1996 and 1997 were reclassified to conform to the 1998 presentation.

Note 2.  Regulatory Matters


     As the electric utility industry continues its transition toward an environment of increased competition, the most significant effect of competition on TNMP, as well as many other utilities, will be the ability to recover potential stranded costs. "Stranded costs" is the difference between what it currently costs TNMP to provide electricity and what a customer would be willing to pay for such service in a competitive market. The inability to recover a significant portion of stranded costs would adversely impact TNP's and TNMP's financial condition. In Texas, TNMP's potential stranded cost relates to TNP One, its 300 MW generating unit, and could potentially be more than $270 million. As of December 31, 1998, TNMP had reserved $3.4 million for its potential stranded costs in New Mexico. Additional stranded costs could potentially be zero to $7 million, depending on the market price of purchased power at the onset of competition.

     The following discusses TNMP's strategy to transition to competition and to recover its potential stranded costs in Texas and New Mexico.

   Texas Transition Plan

     On July 22, 1998, the PUCT approved TNMP's transition-to-competition plan (Transition Plan), and issued a final order documenting its approval on November 7, 1998. The Transition Plan includes a number of provisions that impact TNMP's financial results. They are:

            - TNMP will implement a series of residential and commercial rate reductions totaling 9% and 3%, respectively, during a five-year transition period. The first rate reductions for residential and commercial customers of 3% and 1%, respectively, were implemented retroactive to January 1, 1998. The remaining reductions will be effective in January of 2000 and 2001.

            - TNMP's earnings on its Texas operations are capped at an 11.25% return on equity less assumed discounts on industrial rates, which, for 1998, were $4.1 million. In 1999, the discounts are expected to be approximately $2.9 million. TNMP will apply Texas earnings in excess of the cap to recover stranded costs related to its generation investment (TNP One) or will refund them to customers, according to PUCT guidelines.

            - The Plan includes a cap on allowed operating and maintenance expenses applicable to TNMP's Texas operations based on cost incurred per customer in 1996.

            - TNMP will record $15 million of additional depreciation annually during 1999-2002 to recover stranded costs.

            - Finally, the manner in which TNMP recovers the cost of purchased power from its customers has changed. In the past, all of these costs were passed directly through to TNMP's customers via adjustment factors that could change as often as monthly. Under this methodology, purchased power expense had no impact on operating income. Effective with the new rates under the Transition Plan, only the energy-related portion of purchased power will be passed through directly to customers via the fuel adjustment clause. The demand-related portion of purchased power will be recovered through base rates and is not subject to adjustment or future reconciliation. Therefore, any difference, between the amount of demand-related purchased power recovered through TNMP's rates and the actual cost of such, will affect operating income.

     Absent legislation implementing retail competition prior to the end of the five-year transition period, TNMP shall file with the PUCT, at the end of the transition period, a proposal to voluntarily implement retail access, contingent upon the approval of an appropriate mechanism for recovery of any remaining stranded costs. The PUCT has committed to full recovery of stranded costs if they are quantified using a market-based methodology, TNMP offers retail access, and stranded costs are allocated fairly to all customers. Rates under the Transition Plan continue to be cost-based, and TNMP will continue to apply SFAS 71 to its Texas generation/power supply operations until it requests, and the PUCT approves authority to implement retail competition.

     Implementation of the Transition Plan reduced operating revenue by $11.4 million (pre-tax). The base rate reductions accounted for $9.9 million of the change, and a one-time customer refund accounted for the remaining $1.5 million. TNMP's earnings for the year ended December 31, 1998, did not exceed the earnings cap imposed by the Transition Plan.

   New Mexico Community Choice

     Following  NMPUC  approval on April 11, 1997,  TNMP  implemented  Community
Choice, its plan for transition to competition for its New Mexico service territory effective May 1, 1997. The plan provides TNMP's customers the right to choose their electricity provider after a three-year transition period. The plan freezes rates (including the recovery of purchased power) during the transition period, and allows for customer aggregation based on market forces. As of December 31, 1998, TNMP had reserved $3.4 million for its potential stranded costs in New Mexico.

     As a result of the New Mexico Community Choice plan, the power supply portion of TNMP's New Mexico operations no longer qualifies for the application of SFAS 71. Accordingly, in 1997, TNMP discontinued regulatory accounting principles for the New Mexico power supply operations. The discontinuation of SFAS 71 had no effect on TNMP's financial statements in the period of adoption. The transmission and distribution operations in New Mexico will continue to follow SFAS 71.

   Fuel Reconciliation

     TNMP's fixed fuel factor in Texas remains constant until changed as part of a general rate case or fuel reconciliation, or until the PUCT orders a reconciliation for any over or under collections of fuel costs. TNMP filed a reconciliation of fuel costs in June 1997, for the period of October 1993 through December 1996. In January 1998, TNMP reached a stipulated agreement with the staff of the PUCT and several other interested parties. The agreement, which was approved by the PUCT on April 21, 1998, specified that all fuel costs incurred during the reconciliation period were reasonable and necessary. Also, the agreement did not propose a change to the fixed fuel factor.

Note 3.  Discontinued Nonregulated Operations

     Management, with approval from the Board of Directors, authorized a plan to discontinue the construction activities of FWI in late 1997. During the third quarter of 1998, TNP elected to discontinue all remaining operations of FWI.

     The pre-tax loss on discontinued operations recognized in 1998 was $19.6 million ($12.7 million, net of taxes, or $0.96 per share). The 1998 pre-tax loss resulted from construction delays, a shortage of skilled labor, and job site performance problems. Due to these reasons, there are a few jobs not completed at December 31, 1998. TNP expects the jobs to be completed during 1999.

     The pre-tax loss on discontinued operations recognized in 1997 was $19.8 million ($12.9 million, net of taxes, or $0.98 per share). All losses incurred by FWI, both construction and service, incurred in 1997 have been reclassified as losses from discontinued operations.

Note 4.  Employee Benefit Plans

   Pension and Postretirement Benefits Plan
     TNMP has a defined benefit pension plan covering substantially all of its employees. Benefits are based on an employee's years of service and compensation. TNMP's funding policy is to contribute the minimum amount required by federal funding standards. TNMP also sponsors a health care plan that provides postretirement medical and death benefits to retirees who satisfied minimum age and service requirements during employment.

                                                                         Pension Benefits        Postretirement Benefits
                                                                         ----------------        -----------------------
                                                                       1998           1997         1998          1997
                                                                   ---------       ---------    ----------   ----------
                                                                                       (In thousands)
         Change in projected benefit obligation:

             Benefit obligation at beginning of year               $  76,316       $  66,406    $   10,651   $   16,805
                Service cost                                           1,439           1,371           309          467
                Interest cost                                          5,055           5,074           736        1,253
                Participant contributions                                 -               -            183           92
                Plan amendments                                         (873)             -             -        (8,000)
                Actuarial (gain) or loss, including changes
                   in discount rate                                    1,366           8,273           442        1,436
                Benefits paid                                         (6,908)         (4,808)       (1,446)      (1,402)
                                                                   ---------      ----------   -----------  -----------
             Benefit obligation at end of year                      $ 76,395       $  76,316    $   10,875   $   10,651
                                                                    ========       =========    ==========   ==========

     TNMP amended its pension and postretirement benefit plans effective October 1, 1997. The amendments were recognized at January 1, 1998, for the pension plan, and at October 1, 1997, for the postretirement benefit plan.

                                                                         Pension Benefits        Postretirement Benefits
                                                                         ----------------        -----------------------
                                                                       1998           1997         1998          1997
                                                                    --------       ---------    ----------   ----------
                                                                                       (In thousands)
         Change in plan assets:
             Fair value of plan assets at beginning of year         $ 95,751       $  82,771    $    8,274   $    6,975
                Actual return on plan assets, net of expenses          8,871          17,788         1,105          861
                Employer contributions                                    -               -          1,597        1,624
                Participant contributions                                 -               -            183           92
                Benefits paid                                         (6,908)         (4,808)       (1,223)      (1,278)
                                                                    --------       ---------    ----------   ----------
             Fair value of plan assets at end of year               $ 97,714       $  95,751    $    9,936   $    8,274
                                                                    ========       =========    ==========   ==========

         Reconciliation of funded status:
             Funded status                                          $ 21,319       $  19,435    $     (938)  $   (2,377)
             Unrecognized actuarial gain                             (25,620)        (24,779)       (6,216)      (6,168)
             Unrecognized transition (asset) or obligation               (35)            (59)        4,540       12,864
             Unrecognized prior service cost                          (2,152)         (1,434)           -        (8,000)
                                                                   ---------      ----------   -----------  -----------
                Prepaid (accrued) benefit cost                      $ (6,488)      $  (6,837)   $   (2,614)  $   (3,681)
                                                                    ========       =========    ==========   ==========

         Components of net periodic benefit cost:
             Service cost                                           $  1,439       $   1,371    $      309   $      468
             Interest cost                                             5,055           5,074           736        1,253
             Expected return on plan assets                           (6,664)         (6,219)         (484)        (434)
             Amortization of prior service cost                         (156)           (154)           -            -
             Amortization of transitional (asset) or obligation          (24)            (24)          325          857
             Recognized actuarial gain                                    -               -           (326)        (405)
                                                                   ---------      ----------   -----------  -----------
                Net periodic benefit cost                           $   (350)      $      48    $      560   $    1,739
                                                                    ========       =========    ==========   ==========

         Weighted-average assumptions as of December 31:
             Discount rate                                              6.75%          7.00%          6.75%        7.00%
             Expected long-term rate of return on plan assets           9.50%          9.50%          5.25%        5.25%
             Average rate of compensation increase                      4.00%          4.00%           N/A          N/A

     The assumed health care cost trend rate used to measure the expected cost of benefits was 5.3% for 1998 and is assumed to trend downward slightly each year to 4.3% for 2003 and thereafter. Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                                                       One-Percentage-Point       One-Percentage-Point
                                                                             Increase                   Decrease
                                                                       --------------------       --------------------
         Effect on total of service and interest cost
             components for 1998                                          $         3                  $      (4)
         Effect on year-end 1998 postretirement
             benefit obligation                                                    48                        (61)


   Incentive Plans

     TNP and TNMP have several incentive compensation plans. All employees participate in one or more of these plans. Incentive compensation is based on meeting key financial and operational performance goals such as cash value added or earnings per share, operations and maintenance costs per KWH, and system reliability measures. Operating expenses for 1998, 1997, and 1996 included costs for the various cash and equity plans of $5.9 million, $6.0 million, and $4.8 million, respectively.

   Other Employee Benefits

     TNMP has a 401(k) plan designed to enhance the other retirement plans available to its employees. Employees may invest their contributions in fixed income securities, mutual funds, or TNP common stock. TNMP's contributions are used to purchase TNP common stock, which employees may later convert to other investment options.

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


Note 5.  Income Taxes

     Components of income taxes were as follows:

                                                       TNP                                    TNMP
                                      ----------------------------------        ------------------
                                        1998          1997       1996             1998        1997        1996
                                        ----          ----       ----             ----        ----        ----
                                                                     (In thousands)
Taxes on net operating income:

    Federal - current                $  9,751     $   12,251   $   10,240     $   6,299    $    9,140   $    8,596
    State - current                       164            428           86           197           428           86
    Federal - deferred                  3,962          6,747           49         8,872         9,963        1,381
    ITC adjustments                     1,603          1,816           -          1,495         2,531          270
                                     --------     ----------   ----------     ---------    ----------   ----------
                                       15,480         21,242       10,375        16,863        22,062       10,333
                                     --------     ----------   ----------     ---------    ----------   ----------


Taxes on other income (loss):
    Federal - current                    (313)          (534)        (100)         (313)         (534)        (100)
    Federal - deferred                    760            687         (241)          687           687         (241)
    ITC adjustments                      (322)          (410)        (381)         (322)         (410)        (381)
                                     --------     ----------   ----------     ---------    ----------   ----------
                                          125           (257)        (722)           52          (257)        (722)
                                     --------     ----------   ----------     ---------    ----------   ----------

Tax benefit from discontinued
 nonregulated operations (Note 3)      (6,843)        (6,660)      (1,658)           -             -            -
                                     --------     ----------   ----------     ---------    ----------   ----------

    Total income taxes               $  8,762     $   14,325   $    7,995     $  16,915    $   21,805   $    9,611
                                     ========     ==========   ==========     =========    ==========   ==========


     The amounts for total income taxes differ from the amounts computed by applying the appropriate federal income tax rate to earnings (loss) before income taxes for the following reasons:

                                                       TNP                                    TNMP
                                       ---------------------------------         ---------------------------------
                                         1998        1997        1996              1998         1997        1996
                                         ----        ----        ----              ----         ----        ----
                                                                     (In thousands)

Tax at statutory tax rate            $  9,796      $ 15,252    $ 10,850         $ 17,864     $ 22,854    $ 12,735
    Amortization of
      accumulated deferred ITC         (1,525)       (1,403)     (1,323)          (1,525)      (1,403)     (1,323)
    Amortization of
      excess deferred taxes              (141)         (141)       (143)            (141)        (141)       (143)
    State income taxes                    197           428          86              197          428          86
    ITC related to 1995
      PUCT disallowance                  (322)         (410)       (191)            (322)        (410)       (191)
    ITC adjustment                         -             -         (760)              -            -           -
    Other, net                            757           599        (524)             842          477      (1,553)
                                     --------      --------    ---------        --------     --------    --------
        Actual income taxes          $  8,762      $ 14,325    $   7,995        $ 16,915     $ 21,805    $  9,611
                                     ========      ========    =========        ========     ========    ========



     The tax effects of temporary differences that gave rise to significant portions of net current and net noncurrent deferred income taxes as of December 31, 1998, and 1997, are presented below.

                                                                       TNP                           TNMP
                                                           --------------------------    ----------------
                                                              1998            1997           1998          1997
                                                              ----            ----           ----          ----
                                                                                (In thousands)
     Current deferred income taxes:

       Deferred tax assets:
         Unbilled revenues                                $        91    $     2,905    $        91    $     2,905
         Other                                                  2,999             -             115
                                                          -----------    -----------      ---------    -----------
                                                                3,090          2,905            206          2,905
       Deferred tax liability:
         Deferred purchased power and fuel costs                 (855)        (1,198)          (855)        (1,198)
                                                          -----------    -----------    -----------    -----------
           Current deferred income taxes, net             $     2,235    $     1,707    $      (649)   $     1,707
                                                          ===========    ===========    ===========    ===========

     Noncurrent deferred income taxes:
       Deferred tax assets:
         Minimum tax credit carryforwards                 $    30,241    $    27,414    $    34,437    $    34,377
         ITC carryforwards                                      5,018          6,608          3,206          6,472
         Regulatory related items                              12,731         17,135         12,731         17,135
         Accrued employee benefit costs                         3,330          3,195          3,330          3,195
         Other                                                   (890)         3,449            694            787
                                                          -----------    -----------    -----------    -----------
                                                               50,430         57,801         54,398         61,966
                                                          -----------    -----------    -----------    -----------
       Deferred tax liabilities:
         Utility plant, principally due to
           depreciation and basis differences                (135,870)      (128,913)      (135,870)      (128,913)
         Deferred charges                                      (4,611)        (6,101)        (4,611)        (6,101)
         Regulatory related items                              (7,295)        (8,037)        (7,295)        (8,037)
                                                          -----------    -----------    -----------    -----------
                                                             (147,776)      (143,051)      (147,776)      (143,051)
                                                          -----------    -----------    -----------    -----------
             Noncurrent deferred income taxes, net        $   (97,346)   $   (85,250)   $   (93,378)   $   (81,085)
                                                          ===========    ===========    ===========    ===========

     Federal tax carryforwards as of December 31, 1998, were as follows:

                                                                                   TNP             TNMP
                                                                                   ---             ----
                                                                                      (In thousands)
           Minimum tax credits
              Amount                                                            $ 30,241         $  34,437
              Expiration period                                                     None              None
           Investment tax credit
              Amount                                                            $  5,018         $   3,206
              Expiration period                                                     2005              2005

Note 6.  Long-Term Debt

   First Mortgage Bonds

     FMBs issued under the Bond Indenture are secured by substantially all utility plant owned directly by TNMP. The Bond Indenture restricts cash dividend payments on TNMP common stock as discussed in Note 7.

     The maximum amount of any additional FMBs that TNMP can issue is determined by both a collateral requirement and by an interest coverage requirement. The collateral requirement is a function of property additions, previuosly redeemed FMBs, and cash deposited with the trustee. As of December 31, 1998, the collateral requirement was more restrictive than the interest coverage requirement, and TNMP could therefore issue up to $267 million of additional FMBs. After the issuance of $175 million of FMBs in January 1999 to secure the Senior Notes, TNMP could issue an additional $92 million of FMBs.

   Secured Debentures

     TNMP's Series A, 10.75% secured debentures ($140 million) are secured with a first lien on a portion of Unit 1, and by second liens on substantially all utility plant in Texas owned directly by TNMP. The secured debentures also contain restrictions on dividends and asset dispositions. TNMP's 12.5% secured debentures ($130 million) were retired at maturity in January 1999.

   Senior Notes

     In January 1999, TNMP issued $175 million of 6.25% Senior Notes due in 2009 and used the proceeds to retire its 12.5% secured debentures and reduce outstanding borrowings under the credit facilities. The Senior Notes were issued under a new indenture that allows the issuance of unsecured debt. The new notes are initially secured by FMBs. However, when TNMP repays its existing FMBs and secured debentures, the collateral securing the Senior Notes will be released, and they will become unsecured, but will remain the senior debt obligations of TNMP.

   Revolving Credit Facilities

     The following table summarizes the terms of TNP's and TNMP's revolving credit facilities at December 31,1998:

                                                   Total            Amount         Commitment       1998 Average
                                                Commitment        Outstanding        Expires        Interest Rate      Security
                                                       (in thousands)

     1998 TNP Facility                           $   50,000       $    9,000      November 2003         5.62%          Unsecured
     1995 TNMP Facility                             100,000               -       November 2000         7.45%          Unsecured
     1996 TNMP Facility                              80,000           80,000     September 2001         6.96%          Unsecured
     Interim TNMP Facility                           35,000               -        April 1999            N/A           Unsecured


     The composite average borrowing rates under TNMP's credit facilities were 6.99% and 7.15% for 1998 and 1997, respectively. The interest rate margins on the 1996 and 1995 facilities have decreased by 0.50% since the ratings on TNMP's FMBs have been upgraded by the rating agencies.


     TNMP has a $50 million interest rate collar to mitigate exposure to variable interest rates. The collar sets floor and ceiling rates on the 90-day LIBOR rate at 5.25% and 7.50%, respectively. The term of the interest rate collar is September 1997 through September 2000. TNMP also has a $100 million interest rate collar to mitigate the risk of refinancing the Series A, 10.75% Secured Debentures and the 9.25% FMBs. The collar sets floor and ceiling rates on the 10-year U. S. Treasury bond at 4.91% and 6.25%, respectively. The collar expires, and is exercisable only on, September 15, 2000.

     TNMP has  sufficient  liquidity  to satisfy  the  possibility  of any known contingencies. Management believes cash flow from operations, the new debt described above, and periodic borrowings under its two credit facilities should be sufficient to meet working capital requirements and planned capital expenditures at least through 1999.


     Under specified conditions, TNMP's credit facilities restrict the payment of cash dividends on TNMP common stock. The credit facilities also prohibit the sale, lease, transfer, or other disposition of assets other than in the ordinary course of business.

   Maturities

     As of December 31, 1998, FMB and secured debenture maturities and sinking fund requirements for the five years following 1998 are as follows:

                                                           Credit            Secured
                            Year             FMBs        Facilities        Debentures          Total
                            ----             ----        ----------        ----------          -----
                                 (In thousands)

                            1999         $       -        $      -        $       -          $       -
                            2000            100,000              -                -             100,000
                            2001                 -           80,000               -              80,000
                            2002                 -               -                -                  -
                            2003                 -            9,000          140,000            149,000

     In January 1999, TNMP retired upon their maturity, $130 million of 12.5% secured debentures, and issued $175 million of 6.25% Senior Notes due in 2009. TNMP's Series A, 10.75% Secured Debentures of $140 million are callable at par on September 15, 2000.


Note 7.  Capital Stock and Dividends

    TNP

     In November 1998, TNP increased its quarterly dividend from $0.27 to $0.29 per share.

     In October 1996, TNP issued 2 million shares of common stock in a public offering, with net proceeds of approximately $47,170,000. The net proceeds were transferred to TNMP as an equity contribution and used to retire debt.

   TNMP

     The 1995 and 1996 TNMP Credit Facilities restrict the payment of cash dividends by TNMP. As of December 31, 1998, $14.7 million of unrestricted retained earnings were available for dividends.


Note 8.  Segment and Related Information

     During 1998, TNP adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". TNP has two reportable segments. The primary segment is TNMP, which provides regulated electric service in Texas and New Mexico. The other reportable segment is FWI, which before operations were discontinued, provided integrated mechanical, electrical, plumbing and other maintenance and repair services to commercial customers in Texas metropolitan areas. TNP manages the segments separately to respond to the unique distinctions between regulated and unregulated businesses.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Intersegment revenues are not material.

     The following tables present information about profits, losses and assets of TNP's reportable segments (in thousands):

     1998
     -----
                                                   TNMP               FWI           All Other       Eliminations     Consolidated
                                                   ----               ---           ---------       ------------     ------------

     Operating revenues                         $  586,445       $       -         $       48       $       -         $  586,493
     Depreciation and amortization                  42,161               -                  2               -             42,163
     Income taxes                                   16,863               -             (1,383)              -             15,480
     Interest revenue                                  944               -                391               -              1,335
     Total interest charges                         53,727               -                158               -             53,885
     Income (loss) from continuing operations       34,321               -             (2,187)              -             32,134
     Loss from discontinued nonregulated
        operations                                      -            12,710                -                -             12,710
     Net income (loss)                              34,321          (12,710)           (2,187)              -             19,424
     Total assets                                  973,566           10,081            10,344             (226)          993,765
     Property additions                             37,506               -              1,048               -             38,554


     1997
     ----                                          TNMP               FWI           All Other       Eliminations     Consolidated
                                                   ----               ---           ---------       ------------     ------------
     Operating revenues                         $  580,693       $       -         $       -        $       -         $  580,693
     Depreciation and amortization                  40,169               -                  2               -             40,171
     Income taxes                                   22,062               -               (820)              -             21,242
     Interest revenue                                1,497               -                326               -              1,823
     Total interest charges                         56,912               -                 -                -             56,912
     Income (loss) from continuing operations       43,918               -             (1,357)              -             42,561
     Loss from discontinued nonregulated
        operations                                      -            12,883                -                -             12,883
     Net income (loss)                              43,918          (12,883)           (1,357)              -             29,678
     Total assets                                  967,006           10,239            11,748            2,933           991,926
     Property additions                             27,942               -              2,067               -             30,009



     1996
     ----                                          TNMP               FWI           All Other       Eliminations     Consolidated
                                                   ----               ---           ---------       ------------     ------------
     Operating revenues                        $   502,737      $        -        $        -       $        -        $   502,737
     Depreciation and amortization                  39,488               -                  2               -             39,490
     Income taxes                                   10,333               -                 42               -             10,375
     Interest revenue                                1,250               -                326               -              1,576
     Total interest charges                         69,363               -                 -                -             69,363
     Income (loss) from continuing operations       26,862               -               (712)              -             26,150
     Loss from discontinued nonregulated
        operations                                      -             3,097                -                -              3,097
     Net income (loss)                              26,862           (3,097)             (712)              -             23,053
     Total assets                                1,002,157            2,361             7,836           (5,570)        1,006,784
     Property additions                             28,006               -              2,771               -             30,777



Note 9.   Commitments and Contingencies

   Fuel Supply Agreement

     TNMP has an agreement with the Walnut Creek Mining Company to purchase lignite for TNP One through at least 2017. Depending on the output of TNP one, the contract could supply the plant for several years beyond 2017. Phillips Coal Company and Peter Kiewit Sons' jointly own Walnut Creek Mining Company, Inc.

   Wholesale Purchased Power Agreements

     TNMP purchases approximately 80% of its electricity requirements from various wholesale suppliers. These contracts are scheduled to expire in various years through 2005.

     In 1998, TU was TNMP's largest wholesaler of electricity. In 1998, TU supplied approximately 32% of TNMP's Texas capacity and 23% of its Texas energy requirements. During 1995, pursuant to terms of the contract, TNMP notified TU of its intent to cease purchasing electricity at 19 of the 20 points of delivery served by TU, effective January 1, 1999. The nineteen points of delivery account for approximately 70% of the electricity delivered to TNMP from TU. At that time, the TU Agreement required TNMP to continue purchasing electricity at the remaining point of delivery through May of 2010. In late 1997, TNMP and TU modified the agreement to change the termination date of the contract from May 2010 to June 2002. Therefore, TNMP currently has no obligation to purchase electricity from TU beyond June 2002.

     At December 31, 1998, TNMP had various outstanding commitments for take or pay agreements, including the fuel supply agreement discussed above. Detailed below are the fixed and determinable portion of the obligations (amounts in millions):

                                                              1999       2000       2001      2002        2003
                                                              ----       ----       ----      ----        ----

     Purchased power agreements                             $  74.3   $   53.3    $   58.9  $  26.9    $  17.3
     Fuel supply agreements                                    32.0       32.8        33.6     34.4       35.3
                                                            -------   --------    --------  -------    -------
       Total                                                $ 106.3   $   86.1    $   92.5  $  61.3    $  52.6
                                                            =======   ========    ========  =======    =======



   Significant Customer

     A significant industrial customer in Texas left TNMP's system in February 1998 and replaced the power previously provided by TNMP with power from a cogeneration plant built by a third party wholesale power producer. This customer provided sales of 629 GWH and annual revenues of $28.3 million in 1997 ($10.1 million in base revenues). Purchases by this customer in 1998 were 74 GWH, providing total revenues of $3.1 million and base revenues of $0.9 million.

   Legal Actions

     TNMP and Clear Lake Limited Partnership ("Clear Lake") agreed in March 1999 to settle the lawsuit styled Clear Lake Cogeneration Limited Partnership vs. Texas-New Mexico Power Company, pending in the 234th District court of Harris County, Texas, and the parallel proceeding pending before the PUCT. These proceedings arose out of disagreements between TNMP and Clear Lake over the interpretation of certain terms of an agreement under which TNMP purchases cogenerated electricity from Clear Lake. The settlement, which must be approved by the PUCT, resolves all outstanding issues raised in these proceedings.

     Under the settlement, TNMP, Clear Lake and Calpine Power Services Company (an affiliate of Clear Lake) have entered into a revised purchased power contract, effective as of October 1, 1998, governing energy and capacity transactions between the parties. The key elements of the revised contract are:

    -     The capacity rate under which TNMP will  purchase  capacity from Clear
          Lake   is   significantly  reduced.   The  energy  rate  is  virtually
          unchanged.

    - Clear Lake will be able to provide 250 MW of capacity from multiple sources. Except for power plants named in the agreement, TNMP retains certain rights of prior approval as to other sources of power and energy.

    - TNMP will pay for the cost of transmitting power from the existing Clear Lake power plant to TNMP's load centers in the Gulf Coast Region pursuant to new PUCT rules. Clear Lake will reimburse TNMP for any excess transmission costs that TNMP would incur as a result of delivery from points other than the Clear Lake Plant.

    - Clear Lake will no longer pay for nor receive standby power, but will generally guarantee 100% availability of capacity and energy. Clear Lake may request that TNMP obtain or generate replacement power at a negotiated fixed cost under certain limited conditions.

    -     Future   disputes   shall  be  resolved   through   consultation   and
          arbitration.

     The settlement also provides that TNMP will pay Clear Lake $8 million when the PUCT has approved the overall settlement and revised purchased power contract. The settlement calls for regulatory recovery by TNMP of all payments to be made by TNMP for power and energy, as well as the $8 million settlement payment. TNMP does not expect this settlement to have a material adverse impact on its financial position or results of operations.

    Phillips Petroleum. TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company. This lawsuit was filed on October 1, 1997 and is pending in the 149th Judicial District Court of Brazoria County, Texas. In this matter, Phillips Petroleum Company contends that it sustained economic losses of approximately $36 million following a one and one-half hour interruption in its electrical service on May 17, 1997. TNMP claims that most, if not all of Phillips Petroleum alleged damages are barred by limitations contained within our tariff approved by the PUCT. The lawsuit is in the initial discovery stage. In regard to this matter, TNMP believes that it has insurance coverage on most claims of Phillips Petroleum up to a total of $31 million, with a $500,000 self-retention.

     TNMP is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on TNMP's and TNP's consolidated financial position or results of operations.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                 Selected Quarterly Consolidated Financial Data

     The following selected quarterly consolidated financial data for TNP is unaudited, and, in the opinion of TNP's management, is a fair summary of the results of operations for such periods:

                                                            March 31      June 30     Sept. 30       Dec. 31
                                                            --------      -------     --------       -------
                                                                (In thousands except per share amounts)
1998
Operating revenues........................................ $  124,581   $  143,111   $  189,439   $  129,362
Net operating income......................................     18,491       19,101       33,119       14,153
Income from continuing operations.........................      5,130        5,832       20,890          282
Net income (loss).........................................      4,626         (767)      18,561       (2,996)
Earnings per share of common stock from
   continuing operations*.................................       0.39         0.44         1.58         0.02
Earnings (loss) per share of common stock.................       0.35        (0.06)        1.40        (0.23)
Dividends per share of common stock....................... $     0.27   $     0.27   $     0.27   $     0.29

Weighted average common shares outstanding................     13,188       13,240       13,263       13,283

1997

Operating revenues........................................ $  126,222   $  132,361   $  187,035   $  135,075
Net operating income......................................     19,430       23,023       37,510       17,810
Income from continuing operations.........................      5,120        8,847       23,741        4,853
Net income (loss).........................................      4,110        7,431       20,694       (2,557)
Earnings per share of common stock from
   continuing operations*.................................       0.39         0.68         1.81         0.37
Earnings (loss) per share of common stock *...............       0.31         0.56         1.58        (0.20)
Dividends per share of common stock....................... $    0.245   $    0.245   $    0.245   $     0.27

Weighted average common shares outstanding................     13,025       13,069       13,092       13,128


* The individual quarters do not add to the yearly totals since the per share amounts are based upon the average number of shares outstanding during each quarter.

     Generally, the variations between quarters reflect the seasonal fluctuations of TNMP's business. Provisions for losses related to discontinuing operations at FWI's construction segment account for the decreases in operating results reported in the fourth quarter of 1997, and the second and fourth quarters of 1998. Discontinuing operations of FWI's service segment caused the decreased operating results shown in the third quarter of 1998. Implementation of the Texas Transition Plan also had a negative impact on operating results in the second, third, fourth quarters of 1998.




      Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     The information required by this item is incorporated by reference to "Election of Directors" and "Security Ownership of Management and Certain Beneficial Owners" in the proxy statement relating to the 1999 Annual Meeting of TNP Common Shareholders.

Executive Officers

     The information set forth under "Employees and Executives" in Part I is incorporated here by reference.

Item 11.     EXECUTIVE COMPENSATION.*

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.*

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.*

* The information required by Items 11, 12, and 13 is incorporated by reference to "Compensation of Executive Officers," "Election of Directors - Direct Compensation," and "Security Ownership of Management and Certain Beneficial Owners" in the proxy statement relating to the 1999 Annual Meeting of TNP Common Shareholders.


                                     PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)    The following financial statements are filed as part of this report:

                                                                           Page
Reports of Independent Public Accountants.................................... 20
Independent Auditors' Reports................................................ 22

TNP
Consolidated Statements of Income, Three Years Ended December 31, 1998....... 24
Consolidated Statements of Cash Flows, Three Years Ended December 31, 1998... 25
Consolidated Balance Sheets, December 31, 1998, and 1997..................... 26
Consolidated Statements of Capitalization, December 31, 1998, and 1997....... 27
Consolidated Statements of Common Shareholders' Equity, Three Years
  Ended December 31, 1998.................................................... 28

TNMP
Consolidated Statements of Income, Three Years Ended December 31, 1998....... 29
Consolidated Statements of Cash Flows, Three Years Ended December 31, 1998... 30
Consolidated Balance Sheets, December 31, 1998, and 1997..................... 31
Consolidated Statements of Capitalization, December 31, 1998, and 1997....... 32
Consolidated Statements of Common Shareholder's Equity, Three Years
  Ended December 31, 1998.................................................... 33
Notes to Consolidated Financial Statements................................... 34
Selected Quarterly Consolidated Financial Data - TNP......................... 46

(b) TNP and TNMP filed a Form 8-K relating to TNP's amended Shareholders' Rights Plan on October 9, 1998.

(c)    The Exhibit Index on pages 49 - 54 is incorporated here by reference.

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

                        TNP ENTERPRISES, INC. AND TEXAS-NEW MEXICO POWER COMPANY


Date:  March 19, 1999               By:    /s/ Manjit S. Cheema
                                       --------------------------------------
                                       Manjit S. Cheema, Senior Vice President
                                       & Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

                                                            Title                                          Date
                                                            -----                                          ----

By  /s/ Kevern R. Joyce                               Chairman, President, & Chief Executive Officer       3/19/99
    -------------------------                                                                              -------
    Kevern R. Joyce

By  /s/ Manjit S. Cheema                              Senior Vice President & Chief Financial Officer      3/19/99
    -------------------------                          of TNMP and TNP                                     -------
    Manjit S. Cheema

By  /s/ Michael J. Ricketts                           Controller of TNMP & TNP                             3/19/99
    -------------------------                                                                              -------
    Michael J. Ricketts


By  /s/ R. Denny Alexander                            Director                                             3/19/99
    -------------------------                                                                              -------
    R. Denny Alexander


By  /s/ John A. Fanning                               Director                                             3/19/99
    -------------------------                                                                              -------
    John A. Fanning


By  /s/ Sidney M. Gutierrez                           Director                                             3/19/99
    -------------------------                                                                              -------
    Sidney M. Gutierrez


By  /s/ J. R. Holland, Jr.                           Director                                              3/19/99
    -------------------------                                                                              -------
    J. R. Holland, Jr.


By  /s/ Harris L. Kempner, Jr.                        Director                                             3/19/99
    -------------------------                                                                              -------
    Harris L. Kempner, Jr.


By  /s/ Dr. Carol D. Smith Surles                     Director                                             3/19/99
    -------------------------                                                                              -------
    Dr. Carol D. Smith Surles


By  /s/ Larry G. Wheeler                              Director                                             3/19/99
    -------------------------                                                                              -------
    Larry G. Wheeler


By  /s/ Dennis H. Withers                             Director                                             3/19/99
    -------------------------                                                                              -------
    Dennis H. Withers


                                  EXHIBIT INDEX

     Exhibits filed with this report are denoted by "*."

Exhibit
  No.                          Description
-------                       -------------
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

3(e) - Amendment to Articles of Incorporation filed May 10, 1988 (Exhibit 3(e) to TNP 1988 Form 10-K, File No. 1-8847).

3(f) - Amendment to Articles of Incorporation filed May 10, 1988 (Exhibit 3(f) to TNP 1988 Form 10-K, File No. 1-8847).

3(g) - Amendment to Articles of Incorporation filed December 27, 1988 (Exhibit
       3(g) to TNP 1988 Form 10-K, File No. 1-8847).

3(h) - Bylaws,  as amended  (Exhibit  3(h) to joint 1994 Form 10-K,  File Nos.
       1-8847 and 2-97230).

4(u) - Amended and Restated Rights Agreement between TNP Enterprises, Inc. and
       Bank of New York, as Rights Agent, dated August 11, 1998and Form of Right Certificate, effective August 11, 1998 (Exhibit 10 to TNP Form 8-K filed October 9, 1998, File No. 1-8847).

*23  - Independent  Public  Accountants'  Consent - Arthur Andersen LLP.
       Independent Auditors' Consent - KPMG LLP.

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

4(i) - Fourteenth  Supplemental  Indenture  dated as of March 1, 1975  (Exhibit
       2(r), to CPS Form S-7, File No. 2-61323).

4(j) - Fifteenth  Supplemental  Indenture dated as of September 1, 1976 (Exhibit
       2(e), File No. 2-57034).

4(k) - Sixteenth  Supplemental  Indenture  dated as of November 1, 1981 (Exhibit
       4(x), File No. 2-74332).

4(l) - Seventeenth  Supplemental Indenture dated as of December 1, 1982 (Exhibit
       4(cc), File No. 2-80407).

4(m)- Eighteenth Supplemental Indenture dated as of September 1, 1983 (Exhibit (a) to Form 10-Q of TNMP for the quarter ended September 30, 1983, File No. 1-4756).

4(n)- Nineteenth Supplemental Indenture dated as of May 1, 1985 (Exhibit 4(v), File No. 2-97230).

4(o) - Twentieth Supplemental Indenture dated as of July 1, 1987 (Exhibit 4(o) to Form 10-K of TNMP for the year ended December 31, 1987, File No. 2-97230).

4(p) - Twenty-First  Supplemental  Indenture dated as of July 1, 1989 (Exhibit
       4(p) to Form 10-Q of TNMP for the quarter ended June 30, 1989, File No. 2-97230).

4(q)- Twenty-Second Supplemental Indenture dated as of January 15, 1992 (Exhibit 4(q) to Form 10-K of TNMP for the year ended December 31, 1991, File No. 2-97230).

4(r)- Twenty-Third Supplemental Indenture dated as of September 15, 1993 (Exhibit 4(r) to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

4(s)- Twenty-Fourth Supplemental Indenture dated as of November 3, 1995 (Exhibit 4(s) to Form 10-K of TNMP for the year ended December 31, 1993, File No. 2-97230).

4(t)- Twenty-Fifth Supplemental Indenture dated as of September 10, 1996 (Exhibit 4(t) to Form 10-Q of TNMP for the quarter ended September 30, 1996, File No. 2-97230).

4(u)*- Twenty-Sixth Supplemental Indenture dated January 1, 1999.

4(v) - Indenture and Security Agreement for 10 3/4% Secured Debentures dated as of September 15, 1993 (Exhibit 4(t) to TNMP 1993 Form 10-K, File No. 2-97230).

4(w)*- Indenture dated as of January 1, 1999 between TNMP and the Chase Bank of Texas, N. A.

4(x)*- First Supplemental Indenture dated as of January 1, 1999 to Indenture dated as of January 1, 1999 between TNMP and the Chase Bank of Texas, N. A.

                            Contracts Relating to TNP One

10(a)- Fuel Supply  Agreement,  dated November 18, 1987,  between Phillips Coal
       Company and TNMP(Exhibit 10(j) to TNMP 1987 Form 10-K, File No. 2-97230).

10(a)1-Amendment No. 1, dated as of April 1, 1988, to Fuel Supply Agreement dated November 18, 1987, between Phillips Coal Company and TNMP (Exhibit 10(a)1 to Joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

10(a)2 - Amendment  No. 2, dated as of November 29, 1994,  between  Walnut Creek
       Mining Company and TNMP, to Fuel Supply Agreement dated November 18, 1987, between Phillips Coal Company and TNMP, (Exhibit 10(a)2 to joint 1994 Form 10-K, File Nos. 1-8847 and 2-97230).

10(b) - Unit 1 First Amended and Restated Project Loan and Credit Agreement, dated as of January 8, 1992 (the "Unit 1 Credit Agreement"), among TNMP, TGC, certain banks (the "Unit 1 Banks") and Chase Manhattan Bank
       (National Association), as Agent for the Unit 1 Banks (the "Unit 1 Agent"), (Exhibit 10(c) to TNMP 1991 Form 10-K, File No. 2-97230).

10(b)1 - Participation Agreement, dated as of January 8, 1992, among certain banks, Participants, and the Unit 1 Agent (Exhibit 10(c)1 to TNMP 1991 Form 10-K, File No. 2-97230).

10(b)2 - Amendment  No. 1, dated as of September  21, 1993, to the Unit 1 Credit
       Agreement (Exhibit 10(b)2 to TNMP 1993 Form 10-K , File No. 2-97230).

10(c) - Assignment and Security Agreement, dated as of January 8, 1992, among TGC and the Unit 1 Agent (Exhibit 10(d) to TNMP 1991 Form 10-K, File No. 2-97230).

10(d) - Amended and Restated Subordination Agreement, dated as of October 1, 1988, among TNMP, Continental Illinois National Bank and Trust Company of Chicago and the Unit 1 Agent (Exhibit 10(uu) to TNMP 1988 Form 10-K, File No. 2-97230).

10(e) - Unit 1 Mortgage and Deed of Trust, dated as of December 1, 1987, (Exhibit 10(ee) to TNMP 1987 Form 10-K, File No. 2-97230).

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

10(f) - Indemnity Agreement dated December 1, 1987, by Westinghouse, CE and Zachry, (Exhibit 10(ff) to TNMP 1987 Form 10-K, File No. 2-97230).

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

10(k) - Guaranty, dated as of October 1, 1988, by TNMP of TGC obligations under Unit 1 Credit Agreement (Exhibit 10(xx) to TNMP 1988 Form 10-K of TNMP, File No. 2-97230).

10(l) - First Amended and Restated Facility Purchase Agreement dated as of January 8, 1992, between TNMP and TGC (Exhibit 10(n) to TNMP 1991 Form 10-K, 1991, File No. 2-97230).

10(m) - Operating Agreement, dated as of October 1, 1988, between TNMP and TGC (Exhibit 10(zz) to TNMP 1988 Form 10-K, File No. 2-97230).

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

10(p) - Assignment and Security Agreement dated as of October 1, 1988, by TNMP to the Unit 2 Agent (Exhibit 10(jjj) to TNMP 1988 Form 10-K, File No. 2-97230).

10(q) - Subordination Agreement, dated as of October 1, 1988, among TNMP, Continental Illinois National Bank and Trust Company of Chicago, and the Unit 2 Agent (Exhibit 10(mmm) to TNMP 1988 Form 10-K, File No. 2-97230).

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

10(w) - Non-Partition Agreement, dated as of May 30, 1990, among TNMP, TGC, and the Unit 1 Agent (Exhibit 10(ss) to TNMP 1990 Form 10-K of TNMP, File No. 2-97230).

10(x) - Assumption Agreement, dated as of May 31, 1991, by TGC II in favor of certain banks, the Unit 2 Agent, and the Depositary, as defined therein (Exhibit 10(kkk) to Amendment No. 1 to File No. 33-41903).

10(y) - Guaranty, dated as of May 31, 1991, by TNMP, for TGC II obligations under the Unit 2 Credit Agreement (Exhibit 10(lll) to Amendment No. 1 to File No. 33-41903).

10(z) - First Amended and Restated Facility Purchase Agreement dated as of January 8, 1992, between TNMP, and TGC II (Exhibit 10(dd) to TNMP 1991 Form 10-K, File No. 2-97230).

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

10(cc)10- Form of Collateral Transfer of Notes, Rights and Interests, dated as of November 3, 1995, between TNMP and Chemical Bank, as Administrative Agent and as Collateral Agent (Exhibit N to the Revolving Credit Facility Agreement). (Exhibit 10(cc)10 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)11- Form of  Amendment  No.  1,  dated  as of  November  3,  1995,  to the
       Assignment and Security Agreement between TNMP, and The Chase Manhattan Bank, as agent (Exhibit O to the Revolving Credit Agreement). (Exhibit 10(cc)11 to Form 10-K of TNP and TNMP for 1996, File Nos. 1-8847 and 2-97230).

10(cc)12- Amendment  No. 1 dated October 28, 1998 to Revolving  Credit  Facility
       Agreement dated as of November 3, 1995 among TNMP, certain lenders, and Chase Bank, N.A. (successor by merger to Chemical Bank) as Administrative Agent and Collateral Agent (Exhibit 10(a) to Form 10Q of TNP and TNMP for quarter ended September 30, 1998. (File Nos. 1-8847 and 2-97230.)

                            Power Supply Contracts

10(dd) - Contract dated May 12, 1976,  between TNMP and Houston Lighting & Power
       Company (Exhibit 5(a), File No. 2-69353).

10(dd)1- Amendment,  dated January 4, 1989, to contract between TNMP and Houston
       Lighting & Power Company (Exhibit 10(cccc) to TNMP 1988 Form 10-K, File No. 2-97230).

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

10(oo) - Agreement for Purchase and Sale of Energy effective as of May 1, 1996 among TNMP, Amoco Chemical Company and Amoco Oil Company (Exhibit 10 (pp) to joint 1997 Form 10-K, File Nos. 1-8847 and 2-97230).

10(pp) - Agreement  dated  December  30,  1994  between  TNMP and Union  Carbide
       Corporation ("UCC") for Purchase of Capacity and Energy from UCC (Exhibit 10(qq) to joint 1997 Form 10-K, File Nos. 1-8847 and 2-97230).

10(qq) Letter agreement dated November 24, 1997 between TNMP and Texas Utilities
       Electric Company (Exhibit 10(qq) to joint 1998 Form 10-K, File Nos. 1-8447 and 2-97230.

                            Management Contracts

10(rr) - Form of TNMP Executive Agreement for Severance Compensation Upon Change in Control and schedule of substantially identical agreements (Exhibit 10(rr) to joint 1998 Form 10-K, File Nos. 1-8447and 2-97230).

10(ss) - Agreement  dated March 25, 1994  between  Kevern Joyce and TNP and TNMP
       (Exhibit 10(tt) to TNP and TNMP 1994 Form 10-Q, File Nos. 1-8847 and 2-97230).

10(tt) - Amendment dated February 16, 1998 to Agreement dated March 25, 1994 between Kevern Joyce and TNP and TNMP (Exhibit 10(rr) to joint 1998 Form 10-K, File Nos. 1-8447and 2-97230).

10(uu) -  Agreement  dated  February  16,  1998  between  John  Edwards and TNMP
       (Exhibit 10(rr) to joint 1998 Form 10-K, File Nos. 1-8447and 2-97230).

10(vv) - Agreement  dated  February 16, 1998  between  Ralph S. Johnson and TNMP
       (Exhibit 10(rr) to joint 1998 Form 10-K, File Nos. 1-8447and 2-97230).

*10(ww)- Form of TNP Incentive Compensation Award Agreement and schedule of substantially identical agreements.

*21    -  Subsidiaries of the Registrants.