Form 10-Q
period 1999-03-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1999-05-13
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
     (X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

                                       or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

     TNP Enterprises, Inc. had 13,398,418 shares of common stock outstanding as of May 5, 1999.
--------------------------------------------------------------------------------
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

                     TNP Enterprises, Inc. And Subsidiaries
                 Texas New-Mexico Power Company And Subsidiaries
   Combined Quarterly Report on Form 10-Q for the period ended March 31, 1999

         This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

           TNP Enterprises, Inc. (TNP) and Subsidiaries:

                 Consolidated Statements of Income
                 Three Month Periods Ended March 31, 1999, and 1998                                            3

                 Consolidated Statements of Cash Flows
                 Three Month Periods Ended March 31, 1999, and 1998                                            4

                 Consolidated Balance Sheets
                 March 31, 1999, and December 31, 1998                                                         5

           Texas-New Mexico Power Company (TNMP) and Subsidiaries:

                 Consolidated Statements of Income
                 Three Month Periods Ended March 31, 1999, and 1998                                            6

                 Consolidated Statements of Cash Flows
                 Three Month Periods Ended March 31, 1999, and 1998                                            7

                 Consolidated Balance Sheets
                 March 31, 1999, and December 31, 1998                                                         8

           Notes to Consolidated Financial Statements                                                          9

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.             10


                           PART II. OTHER INFORMATION
  Item 1.  Legal Proceedings                                                                                  16

  Item 4.  Submission of Matters to a Vote of Securities Holders.                                             16

  Item 6.  Exhibits and Reports on Form 8-K.                                                                  16
           (a)   Exhibit Index                                                                                16
           (b)   Reports on Form 8-K                                                                          16
  Statement Regarding Forward Looking Information                                                             16
  Signature page                                                                                              17





                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                         March 31,
                                                                    ----------------------------------------------------
                                                                            1999                         1998
                                                                    ----------------------     -------------------------
                                                                          (In thousands except per share amounts)

OPERATING REVENUES                                                    $           118,125           $           125,938
                                                                    ----------------------     -------------------------

OPERATING EXPENSES:
  Purchased power and fuel                                                         57,372                        66,825
  Other operating and maintenance                                                  23,825                        20,384
  Depreciation                                                                     13,724                         9,872
  Taxes other than income taxes                                                     8,000                         7,727
  Income taxes                                                                        712                         2,638
                                                                    ----------------------     -------------------------
       Total operating expenses                                                   103,633                       107,446
                                                                    ----------------------     -------------------------

NET OPERATING INCOME                                                               14,492                        18,492
                                                                    ---------------------      ------------------------
OTHER INCOME:
  Other income and deductions, net                                                    163                           364
  Income taxes                                                                        118                          (166)
                                                                    ----------------------     -------------------------
       Other income, net of taxes                                                     281                           198
                                                                    ----------------------     -------------------------

INCOME BEFORE INTEREST CHARGES                                                     14,773                        18,690
                                                                    ----------------------     -------------------------
INTEREST CHARGES:
  Interest on long-term debt                                                       10,224                        12,498
  Other interest and amortization of debt-related costs                             1,417                         1,062
                                                                    ----------------------     -------------------------
       Total interest charges                                                      11,641                        13,560
                                                                    ----------------------     -------------------------

INCOME FROM CONTINUING OPERATIONS                                                   3,132                         5,130



Loss from discontinued nonregulated operations (Note 2)                               -                             505
                                                                    ----------------------     -------------------------

NET INCOME                                                                          3,132                         4,625
Dividends on preferred stock                                                           36                            38
                                                                    ----------------------     -------------------------

INCOME APPLICABLE TO COMMON STOCK                                     $             3,096           $             4,587
                                                                    ======================     =========================


EARNINGS PER SHARE OF COMMON STOCK
Earnings from continuing operations                                   $              0.23           $              0.39
Loss from discontinued nonregulated operations                                        -                           (0.04)
                                                                    ----------------------     -------------------------
EARNINGS PER SHARE                                                    $              0.23           $              0.35
                                                                    ======================     =========================

DIVIDENDS PER SHARE OF COMMON STOCK                                   $              0.29           $              0.27
                                                                    ======================     =========================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                         13,346                        13,188
                                                                    ======================     =========================



The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Three Months Ended
                                                                                               March 31
                                                                             ----------------------------------------------
                                                                                    1999                     1998
                                                                             --------------------   -----------------------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                 $         105,835      $            130,245
  Purchased power                                                                        (47,366)                  (61,749)
  Fuel costs paid                                                                        (15,157)                   (8,010)
  Cash paid for payroll and to other suppliers                                           (27,935)                  (38,062)
  Interest paid, net of amounts capitalized                                              (11,577)                  (15,592)
  Income taxes refunded (paid)                                                             4,000                    (1,739)
  Other taxes paid                                                                       (18,147)                  (16,431)
  Other operating cash receipts and payments, net                                            181                       375
                                                                             --------------------   -----------------------

NET CASH USED IN OPERATING ACTIVITIES                                                    (10,166)                  (10,963)
                                                                             --------------------   -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                             (11,592)                   (7,791)
  Additions to other property and nonregulated investments                                     -                       360
  Withdrawals from (deposits to) escrow account                                            1,902                         -
                                                                             --------------------   -----------------------

NET CASH USED IN INVESTING ACTIVITIES                                                     (9,690)                   (7,431)
                                                                             --------------------   -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                           (3,906)                   (3,607)
  Common stock issuances                                                                   3,091                     3,104
  Borrowings from (repayments to) revolving credit facilities - net                      (27,500)                   26,500
  Issuances:
     Senior notes, net of discount                                                       174,164                         -
  Deferred expenses associated with financings                                            (1,280)                        -
  Redemptions:
     Secured debentures                                                                 (130,000)                        -
     Other long-term debt                                                                      -                      (105)
                                                                             --------------------   -----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                                 14,569                    25,892
                                                                             --------------------   -----------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (5,287)                    7,498
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          12,216                    15,877
                                                                             --------------------   -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $           6,929      $             23,375
                                                                             ====================   =======================

RECONCILIATION OF NET INCOME TO NET
     CASH USED IN OPERATING ACTIVITIES:
  Net income                                                                   $           3,132      $              4,625
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation                                                                         13,724                     9,872
     Amortization of debt-related costs and other deferred charges                         1,211                       940
     Allowance for borrowed funds used during construction                                   (78)                      (36)
     Deferred income taxes                                                                  (873)                    3,180
     Investment tax credits                                                                  678                    (1,086)

Cash flows impacted by changes in current assets and liabilities:
     Deferred fuel costs                                                                    (587)                   (1,043)
     Accounts payable                                                                     (6,858)                   (4,355)
     Accrued interest                                                                     (1,071)                   (2,933)
     Accrued taxes                                                                        (5,369)                  (11,322)
     Reserve for customer refund                                                          (8,511)                        -
     Changes in other current assets and liabilities                                      (6,071)                   (8,448)
Other, net                                                                                   507                      (357)
                                                                             --------------------   -----------------------

NET CASH USED IN OPERATING ACTIVITIES                                          $         (10,166)     $            (10,963)
                                                                             ====================   =======================





The accompanying notes are an integral part of these consolidated financial statements.



                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              March 31, 1999             December 31,
                                                                                (Unaudited)                  1998
                                                                           ----------------------    ----------------------
                                                                                           (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                             $         1,267,285       $         1,260,147
  Construction work in progress                                                            7,641                     6,294
                                                                           ----------------------    ----------------------
            Total                                                                      1,274,926                 1,266,441
  Less accumulated depreciation                                                          353,784                   343,562
                                                                           ----------------------    ----------------------
            Net utility plant                                                            921,142                   922,879
                                                                           ----------------------    ----------------------

OTHER PROPERTY AND INVESTMENTS, at cost                                                    8,537                    10,384
                                                                           ----------------------    ----------------------

CURRENT ASSETS:
  Cash and cash equivalents                                                                6,929                    12,216
  Accounts receivable                                                                      4,813                     5,955
  Inventories, at lower of average cost or market:
       Fuel                                                                                  594                       677
       Materials and supplies                                                              4,535                     4,567
  Deferred fuel costs                                                                      2,263                     1,676
  Accumulated deferred income taxes                                                        3,425                     2,235
  Other current assets                                                                     3,657                     4,403
                                                                           ----------------------    ----------------------
            Total current assets                                                          26,216                    31,729
                                                                           ----------------------    ----------------------

REGULATORY TAX ASSETS                                                                        686                         -
DEFERRED CHARGES                                                                          27,629                    28,773
                                                                           ----------------------    ----------------------
                                                                             $           984,210       $           993,765
                                                                           ======================    ======================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.  Authorized 50,000,000 shares; issued 13,384,016 shares in 1999 and 13,293,996 in
            1998                                                             $           195,608       $           192,518
       Retained earnings                                                                 115,003                   115,776
                                                                           ----------------------    ----------------------
            Total common shareholders' equity                                            310,611                   308,294

  Preferred stock                                                                          3,060                     3,060
  Long-term debt, less current maturities                                                475,681                   459,000
                                                                           ----------------------    ----------------------
            Total capitalization                                                         789,352                   770,354
                                                                           ----------------------    ----------------------

CURRENT LIABILITIES:
  Accounts payable                                                                        21,153                    28,011
  Accrued interest                                                                         3,949                     5,020
  Accrued taxes                                                                            8,921                    14,290
  Customers' deposits                                                                      3,773                     3,609
  Reserve for customer refunds                                                             2,460                    10,971
  Other current liabilities                                                               16,964                    25,202
                                                                           ----------------------    ----------------------
            Total current liabilities                                                     57,220                    87,103
                                                                           ----------------------    ----------------------

REGULATORY TAX LIABILITIES                                                                     -                       957
ACCUMULATED DEFERRED INCOME TAXES                                                         99,306                    97,346
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                               21,594                    20,916
DEFERRED CREDITS                                                                          16,738                    17,089
COMMITMENTS AND CONTINGENCIES (Note 4)
                                                                           ----------------------    ----------------------
                                                                             $           984,210       $           993,765
                                                                           ======================    ======================


The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                        Consolidated Statements of Income
                                  (Unaudited)

                                                                              Three Months Ended

                                                                                    March 31,
                                                                 ------------------------------------------
                                                                        1999                     1998
                                                                 -----------------        -----------------
                                                                                (In thousands)
OPERATING REVENUES                                                 $      118,111           $      125,931
                                                                 -----------------        -----------------


OPERATING EXPENSES:
  Purchased power and fuel                                                 57,372                   66,825
  Other operating and maintenance                                          23,023                   19,270
  Depreciation                                                             13,724                    9,872
  Taxes other than income taxes                                             7,879                    8,384
  Income taxes                                                              1,044                    2,804
                                                                 ------------------       -----------------
       Total operating expenses                                           103,042                  107,155
                                                                 ------------------       -----------------

NET OPERATING INCOME                                                       15,069                   18,776
                                                                 ------------------       -----------------
OTHER INCOME:
  Other income and deductions, net                                             73                      195
  Income taxes                                                                142                      (93)
                                                                 ------------------       -----------------
       Other income, net of taxes                                             215                      102
                                                                 ------------------       -----------------

INCOME BEFORE INTEREST CHARGES                                             15,284                   18,878
                                                                 ------------------       -----------------
INTEREST CHARGES:

  Interest on long-term debt                                               10,054                   12,498
  Other interest and amortization of debt-related costs                     1,417                    1,061
                                                                 ------------------       -----------------
       Total interest charges                                              11,471                   13,559
                                                                 ------------------       -----------------
NET INCOME                                                                  3,813                    5,319
Dividends on preferred stock                                                   36                       38
                                                                 ------------------       -----------------

INCOME APPLICABLE TO COMMON STOCK                                  $        3,777           $        5,281
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



                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31
                                                                    -----------------------------------------------
                                                                            1999                     1998
                                                                    ---------------------    ----------------------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                        $         105,001        $          125,267
  Purchased power                                                               (47,366)                  (61,749)
  Fuel costs paid                                                               (15,157)                   (8,010)
  Cash paid for payroll and to other suppliers                                  (22,504)                  (28,072)
  Interest paid, net of amounts capitalized                                     (11,447)                  (15,588)
  Income taxes refunded (paid)                                                    4,000                         -
  Other taxes paid                                                              (18,089)                  (17,486)
  Other operating cash receipts and payments, net                                   158                       193
                                                                    ---------------------    ----------------------

NET CASH USED IN OPERATING ACTIVITIES                                            (5,404)                   (5,445)
                                                                    ---------------------    ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                    (11,692)                   (7,694)
  Withdrawal from (deposits to) escrow account                                    1,902                         -
                                                                    ---------------------    ----------------------

CASH FLOWS USED IN INVESTING ACTIVITIES                                          (9,790)                   (7,694)
                                                                    ---------------------    ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                     (36)                  (10,038)
  Borrowings from (repayments to) revolving credit facilities -                 (31,000)                   26,500
  net
  Issuances:
     Senior notes, net of discount                                              174,164                         -
  Deferred expenses associated with financings                                   (1,280)                        -
  Redemptions:
     Secured debentures                                                        (130,000)                        -
                                                                    ---------------------    ----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                        11,848                    16,462
                                                                    ---------------------    ----------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (3,346)                    3,323
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  7,977                     2,772
                                                                    ---------------------    ----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $           4,631        $            6,095
                                                                    =====================    ======================

RECONCILIATION OF NET INCOME TO NET
     CASH USED IN OPERATING ACTIVITIES:
  Net income                                                          $           3,813        $            5,319
  Adjustments to reconcile net income to net cash used in
  operating activities:
     Depreciation of utility plant                                               13,724                     9,872
     Amortization of debt-related costs and other deferred charges                1,211                       940
     Allowance for borrowed funds used during construction                          (78)                      (36)
     Deferred income taxes                                                       (2,125)                    3,846
     Investment tax credits                                                         894                    (1,085)

Cash flows impacted by changes in current assets and liabilities:
     Deferred fuel costs                                                           (587)                   (1,043)
     Accounts payable                                                            (6,310)                   (4,355)
     Accrued interest                                                            (1,112)                   (2,933)
     Accrued taxes                                                               (4,075)                   (8,994)
     Reserve for customer refund                                                 (8,511)                        -
     Changes in other current assets and liabilities                             (3,048)                   (5,099)
Other, net                                                                          800                    (1,877)
                                                                    ---------------------    ----------------------
NET CASH USED IN OPERATING ACTIVITIES                                 $          (5,404)       $           (5,445)
                                                                    =====================    ======================




The accompanying notes are an integral part of these consolidated financial statements.






                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                                                            March 31, 1999           December 31,
                                                                              (Unaudited)                1998
                                                                          --------------------   ----------------------
                                                                                         (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                            $       1,267,237        $       1,260,099
  Construction work in progress                                                         7,641                    6,294
                                                                          --------------------   ----------------------
            Total                                                                   1,274,878                1,266,393
  Less accumulated depreciation                                                       353,784                  343,562
                                                                          --------------------   ----------------------
            Net utility plant                                                         921,094                  922,831
                                                                          --------------------   ----------------------

OTHER PROPERTY AND INVESTMENTS, at cost                                                   214                    2,116
                                                                          --------------------   ----------------------

CURRENT ASSETS:
  Cash and cash equivalents                                                             4,631                    7,977
  Accounts receivable                                                                     303                      923
  Inventories, at lower of average cost or market:
       Fuel                                                                               594                      677
       Materials and supplies                                                           4,535                    4,567
  Deferred fuel costs                                                                   2,263                    1,676
  Accumulated deferred income taxes                                                     1,102                        -
  Other current assets                                                                  3,396                    4,093
                                                                          --------------------   ----------------------
            Total current assets                                                       16,824                   19,913
                                                                          --------------------   ----------------------

REGULATORY TAX ASSETS                                                                     686                        -
DEFERRED CHARGES                                                                       27,437                   28,706
                                                                          --------------------   ----------------------
                                                                            $         966,255        $         973,566
                                                                          ====================   ======================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share.
            Authorized 12,000,000 shares; issued 10,705 shares              $             107        $             107
       Capital in excess of par value                                                 222,149                  222,149
       Retained earnings                                                               83,617                   79,840
                                                                          --------------------   ----------------------
            Total common shareholder's equity                                         305,873                  302,096
  Redeemable cumulative preferred stock                                                 3,060                    3,060
  Long-term debt, less current maturities                                             463,181                  450,000
                                                                          --------------------   ----------------------
            Total capitalization                                                      772,114                  755,156
                                                                          --------------------   ----------------------

CURRENT LIABILITIES:
  Accounts payable                                                                     20,578                   26,888
  Accrued interest                                                                      3,892                    5,004
  Accrued taxes                                                                        16,374                   20,449
  Customers' deposits                                                                   3,773                    3,609
  Accumulated deferred income taxes                                                         -                      649
  Reserve for customer refunds                                                          2,460                   10,971
  Other current liabilities                                                            12,432                   17,076
                                                                          --------------------   ----------------------
            Total current liabilities                                                  59,509                   84,646
                                                                          --------------------   ----------------------

REGULATORY TAX LIABILITIES                                                                  -                      957
ACCUMULATED DEFERRED INCOME TAXES                                                      94,647                   93,378
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                            23,623                   22,729
DEFERRED CREDITS                                                                       16,362                   16,700
COMMITMENTS AND CONTINGENCIES (Note 4)
                                                                          --------------------   ----------------------
                                                                            $         966,255        $         973,566
                                                                          ====================   ======================

The accompanying notes are an integral part of these consolidated financial statements.

                      TNP Enterprises Inc. and Subsidiaries
                 Texas-New Mexico Power Company and Subsidiaries
                   Notes to Consolidated Financial Statements


Note 1.  Interim Financial Statements

         The interim consolidated financial statements of TNP and subsidiaries, and TNMP and subsidiaries, are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP's and TNMP's 1998 Combined Annual Report on Form 10-K.

         Prior  period   statements  have  been  reclassified  in  order  to  be
consistent with current period presentation. The reclassification had no effect on net income or common shareholders equity.

Note 2.  Discontinued Nonregulated Operations

         As discussed in TNP's and TNMP's 1998 Combined Annual Report on Form 10-K, management discontinued the remaining operations of Facility Works Inc.
(FWI), TNP's wholly owned unregulated subsidiary, in late 1998. All losses incurred by FWI during 1998 have been reclassified as losses from discontinued operations.


Note 3.  Segment and Related Information

         In TNP's and TNMP's 1998 Combined Annual Report on Form 10-K, TNP reported two segments, TNMP, which provides regulated electric service in Texas and New Mexico, and FWI, which before operations were discontinued, provided integrated mechanical, electrical, plumbing and other maintenance and repair services to commercial customers in Texas metropolitan areas.

         The operations of TNMP have been separated into two segments, Texas and New Mexico. TNP manages the segments separately to respond to the differing operational and regulatory climates in the two states.

         The following tables present information about profits, losses and assets of TNP's reportable segments (in thousands):

   Three Months Ended March 31, 1999

                                             Texas          New Mexico        All Other      Eliminations     Consolidated

   Operating revenues                    $     98,994       $  19,117       $       14         $      -        $  118,125
   Net income (loss)                            3,194             619             (681)               -             3,132
   Total assets at March 31, 1999             737,169          67,781          185,011            (5,751)         984,210


   Three Months Ended March 31, 1998

                                             Texas          New Mexico        All Other      Eliminations     Consolidated
   Operating revenues                    $    105,100       $  20,831       $        7         $      -        $  125,938
   Net income (loss)                            3,517           1,802             (694)               -             4,625
   Total assets at December 31, 1998          738,257          64,521          191,213              (226)         993,765

Note 4.           Commitments and Contingencies

   Legal Proceedings

         Clear Lake. TNMP and Clear Lake Limited Partnership ("Clear Lake") agreed in March 1999 to settle the lawsuit styled Clear Lake Cogeneration Limited Partnership vs. Texas-New Mexico Power Company, pending in the 234th District court of Harris County, Texas, and the parallel proceeding pending before the PUCT. These proceedings arose out of disagreements between TNMP and Clear Lake over the interpretation of certain terms of an agreement under which TNMP purchases cogenerated electricity from Clear Lake.

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

     - Clear Lake guarantees the original contract's capacity of 250 MW. The original contract provided for Clear Lake to supply 250 MW of capacity on an as available basis. Clear Lake may supply the 250 MW from multiple sources, as opposed to the single cogeneration facility specified in the original contract. In return, Clear Lake will no longer pay for or receive standby power.

     - TNMP will pay for the cost of transmitting power from the existing Clear Lake power plant to TNMP's load centers in the Gulf Coast Region pursuant to PUCT rules. Clear Lake will reimburse TNMP for any incremental transmission costs that TNMP would incur as a result of delivery from points other than the Clear Lake Plant.


         The settlement also provides that TNMP will pay Clear Lake $8 million, if the PUCT approves the overall settlement and revised purchased power contract. The settlement calls for regulatory recovery by TNMP of all payments to be made by TNMP for power and energy, as well as the $8 million settlement payment. If the PUCT approves the settlement as proposed, TNMP does not expect this settlement to have a material adverse impact on its financial position or results of operations.

     Phillips Petroleum. TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, filed on October 1, 1997 and pending in the 149th State District Court of Brazoria County, Texas. The suit is based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips Petroleum Company is seeking the recovery of damages arising from the interruption, and in May 1999 demanded payment in the amount of $47,145,000. TNMP claims that most, if not all of the damages Phillips alleges are barred by limitations contained within our tariff approved by the PUCT. In May 1999, TNMP filed a Third Party Petition naming Sweeny Cogeneration Limited Partnership as a defendant. The lawsuit is in the discovery stage. TNMP believes that it has insurance coverage on most of Phillips' claims up to a total of $31 million, with a $500,000 self-retention.

     TNMP is involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on TNMP's and TNP's consolidated financial position or results of operations.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

         The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

Results Of Operations

          As discussed in TNP's and TNMP's 1998 Combined Annual Report on Form 10-K, the Public Utility Commission of Texas (PUCT), approved TNMP's transition-to-competition plan (Transition Plan)on July 22, 1998. The Transition Plan includes a number of provisions that impact TNMP's financial results, which will be noted as necessary in the following discussion.

   Overall Results

         TNP's earnings applicable to common stock were $3.1 million for the quarter ended March 31, 1999 as compared to $4.6 million for the quarter ended March 31, 1998. Excluding the loss on FWI's discontinued operations incurred during 1998, earnings for the first quarter of 1998 were $5.1 million. Since the operations of TNMP (the principal subsidiary) currently represent most of TNP's operations, the following discussion focuses on TNMP's operations unless noted otherwise.


         Under the Transition Plan, TNMP's earnings on its Texas operations are capped at an 11.25% return on equity less assumed discounts on industrial rates, which are expected to be approximately $2.9 million in 1999. TNMP will apply Texas earnings in excess of the cap to recover stranded costs related to its generation investment (TNP One) or will refund them to customers, according to PUCT guidelines. During the first quarter of 1999, TNMP's Texas earnings did not exceed the cap established by the PUCT in the Transition Plan.

          TNMP's earnings applicable to common stock were $3.8 million for the quarter ended March 31, 1999 as compared to $5.3 million for the quarter ended March 31, 1998. The $1.5 million decrease is attributable to the factors listed below (in millions):

       Texas demand purchased power savings
          Texas demand revenue                                      $      (1.4)
          Less:  Texas demand purchased power expense                      (5.2)
                                                                    ------------
                                                                            3.8
       Changes in base revenues (excluding Texas demand)                   (3.3)
       Transmission expenses                                               (2.0)
       Depreciation expenses                                               (3.8)
       Interest                                                             2.1
       All other (including income tax effects on the items above)          1.7
                                                                    ------------
                                                                    $      (1.5)
                                                                    ============


   Base Revenues

         The following table summarizes the components of base revenues (in thousands).

                          Three Months Ended March 31,
                                                                       Increase
                                               1999         1998      (Decrease)

         Operating revenues                 $ 118,111     $ 125,931    $ (7,820)

         Pass-through expenses                 38,314        41,351      (3,037)
                                            ----------    ----------   ---------

         Base revenues                      $  79,797     $  84,580    $ (4,783)
                                            ==========    ==========   =========

         Pass-through expenses in Texas include fuel and the energy-related portion of purchased power. In New Mexico, purchased power costs incurred to serve certain industrial customers are passed-through to those customers. Details of pass-through expenses are discussed under "Results of Operations -- Operating Expenses."

         The following table summarizes the components of the base revenue decrease from 1998 to 1999 (in thousands).

         Base revenue
         ------------
         Weather related                                              $      66
         Customer growth                                                    947
         Rate changes (primarily base rate reductions)                   (1,188)
         Industrial - firm rate sales                                    (1,581)
         Clear Lake standby revenue (Note 4)                               (818)
         Other                                                             (782)
                                                                      ----------
           Base revenue excluding Texas demand                           (3,356)
         Texas demand revenue                                            (1,427)
                                                                      ----------
               Base revenue decrease                                  $  (4,783)
                                                                      ==========

         Current quarter base revenue decreased $4.8 million, or 5.7%, compared to the corresponding 1998 period. The decrease resulted from rate reductions in Texas pursuant to the Transition Plan, loss of a significant industrial customer, lower revenues from a second significant industrial customer, and the absence of standby revenue payments resulting from the Clear Lake settlement discussed in Note 4.

         The following table summarizes the components of gigawatt-hour (GWH) sales.

                                                 Three Months Ended March 31,
                                                                       Increase
                                               1999         1998      (Decrease)

         GWH sales:
         Residential                              492           478          14
         Commercial                               402           382          20
         Industrial:
           Firm                                   112           175         (63)
           Economy                              1,044         1,061         (17)
         Power marketing                           22           113         (91)
         Other                                     26            25           1
                                             --------     ---------    --------
               Total GWH sales                  2,098         2,234        (136)
                                             ========     =========    ========

         Current quarter sales of 2,098 GWHs decreased by 136 GWHs (or 6.1%) as compared to the corresponding 1998 quarter sales of 2,234 GWHs. The decrease resulted from the loss of a significant industrial customer and decreased off-system sales. This was partially offset by the increase in residential and commercial sales resulting from customer growth.

   Operating Expenses

         The following table summarizes the components of TNMP's total operating expenses (in thousands).

                                                   Three Months Ended March 31,
                                                                      Increase
                                                 1999        1998    (Decrease)
         Purchased power and fuel expenses:
           Pass through expenses:
              Purchased power                 $   31,352  $   33,579  $  (2,227)
              Fuel                                 6,962       7,772       (810)
                                              ----------  ----------  ---------
               Subtotal                           38,314      41,351     (3,037)
           Texas demand purchased power           14,092      19,310     (5,218)
           New Mexico non-pass through
               purchased power                     4,719       5,869     (1,150)
           Other fuel costs                          247         295        (48)
                                              ----------  ----------  ---------
               Total                              57,372      66,825     (9,453)

         Transmission expense                      4,605       2,595      2,010

         Depreciation expense                     13,724       9,872      3,852

         Other operating expenses                 18,418      16,675      1,743

         Income and other tax expenses             8,923      11,188     (2,265)
                                              ----------  ----------  ---------

         Operating expenses                   $  103,042  $  107,155  $  (4,113)
                                              ==========  ==========  =========

   Purchased Power and Fuel Expenses

         Under the Transition Plan, TNMP will pass through to customers via the fuel adjustment clause the energy-related portion of purchased power only. The demand-related portion of purchased power will be recovered through base rates and is not subject to adjustment or future reconciliation. Therefore, any difference between the amount of demand-related purchased power recovered through TNMP's rates, and the actual cost of such, will affect operating income.

     In the first quarter of 1999, purchased power and fuel expenses decreased $9.5 million from the level incurred during the first quarter of 1998. Pass-through expenses accounted for $3.0 million of the decrease, while non pass-through expenses accounted for the remaining $6.5 million. The decrease reflects lower overall GWH requirements due to lower sales, and lower energy costs due to increased purchases of spot market power in 1999 as compared to 1998. In the first quarter of 1999, the cost of energy purchased in the spot market was significantly less than the cost of energy available from alternative sources of supply. In addition, demand costs have decreased, due to the replacement of purchases from Texas Utilities with purchases from lower cost providers. Demand costs have also decreased because the rate under which TNMP purchases capacity from Clear Lake has been significantly reduced under the Clear Lake settlement, as discussed in Note 4.

   Transmission Expenses

         Transmission   expenses   increased   primarily  due  to   discontinued
reimbursements  in accordance  with the Clear Lake  settlement,  as discussed in
Note 4.

   Depreciation Expenses

         Under the Transition Plan, TNMP will record $15 million of additional depreciation annually during 1999-2002 to recover stranded costs. In the first quarter of 1999, the additional depreciation accounted for substantially all of the $3.8 million increase in depreciation expense over the first quarter of 1998.

   Other Operating Expenses, Income and Other Tax Expenses

         Other operating expenses for the current quarter were $1.7 million higher than in the same quarter of 1998. This increase is primarily due to abnormally low payroll-related costs in the first quarter of 1998. Higher outside services costs and accelerated amortization of regulatory assets in the current quarter also contributed to the increase.

         Current quarter income and other tax expenses decreased by $2.3 million due to lower pre-tax income.

   Interest Expense

         Interest charges decreased by $2.1 million due to TNMP's January 1999 issuance of $175 million of 6.25% senior notes, which replaced $130 million of 12.5% secured debentures, and reduced debt levels of the credit facilities.

Financial Condition

   Liquidity

         Currently, the main sources of liquidity for TNP are cash flow from operations, borrowings from credit facilities, and sale of additional common stock. TNP's cash flow from operations was lower for the current year quarter as compared to prior year quarter due to lower receipts from customers offset by lower payments for purchased power and interest costs. The changes in TNMP's cash flow from operations mirrored those of TNP.

         In January 1999, TNMP issued $175 million of 6.25% Senior Notes due in 2009 and used the proceeds to retire its 12.5% secured debentures and reduce outstanding borrowings under the credit facilities, as discussed in TNP's and TNMP's 1998 Combined Annual Report on Form 10-K.

         TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations, the new debt described above, and periodic borrowings under its revolving credit facilities should be sufficient to meet working capital requirements and planned capital expenditures at least through 1999.

Regulatory Matters

    New Mexico

         During the recent session of the New Mexico Legislature, both houses passed, and the Governor signed, the Electric Utility Industry Restructuring Act of 1999 (the Act). The Act contains many provisions in common with TNMP's Community Choice(R) plan, and opens New Mexico's electric power market to consumer choice in 2001. The Act's provisions include:

  - Phased in competition. Public schools, residential and small business customers can choose among competing electric suppliers beginning January 2001. Choice will begin for all other customers in January 2002. The New Mexico Public Regulation Commission (NMPRC) has the authority to delay the onset of choice by one year.

  - Metering and billing services will be provided by the regulated distribution utility.

  - Utilities must unbundle the competitive parts of their business from the regulated activities through creation of at least two separate affiliates.

  - Utilities are guaranteed recovery of 50% of their stranded costs over a five-year period. If certain conditions are met, the NMPRC can allow up to 100% recovery of stranded costs.

  - Each utility must submit a transition plan to the NMPRC by March 1, 2000. Since TNMP already operates under Community Choice, the NMPRC must decide whether to leave it in place, or conform it to the provisions of the Act.

         In Texas, legislation establishing competition has been approved by the Senate, and is under consideration in the House of Representatives. TNMP's Transition Plan provides that the Plan will be modified to conform to any legislation enacting competition in the electric utility industry. Absent legislation implementing retail competition, at the end of the five-year transition period TNMP shall file with the PUCT a proposal to voluntarily implement retail access, contingent upon the approval of an appropriate mechanism for recovery of any remaining stranded costs. The PUCT has committed to full recovery of stranded costs if they are quantified using a market-based methodology, TNMP offers retail access, and stranded costs are allocated fairly to all customers.

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

         In its analysis to identify and assess the Y2K impact on company systems, TNMP has conducted extensive studies to analyze the impact of Y2K on all operating systems. As a result of these studies, TNMP has developed a Y2K mitigation plan. The plan requires TNMP to amend, replace, or upgrade most of its primary corporate information systems, some of which were already being replaced or upgraded pursuant to a previously approved plan to replace or upgrade such systems.

         The following is a brief summary of the renovation and validation, and implementation progress for the critical business areas of TNMP - generation,
transmission,   distribution,   energy  management,  and  corporate  information
systems.

         Generating Units. TNMP owns one power plant, TNP One, which is located in Robertson County, Texas. TNP One has two units that burn lignite as the primary fuel source to generate power. The total lignite supply is provided from a mine adjacent to the power plant. TNP plans to increase the coal supply to provide for an additional six-week supply prior to January 1, 2000. The plant is also capable of burning natural gas, as well as various waste products. Integrated testing of the Plant Control Computer, which provides for most of the computerized operations of the boiler and turbine controls, was completed on Unit 1 in February 1999, and on Unit 2 in April 1999. The integrated testing of the Plant Control Computer detected no Y2K problems.

         In late 1998, tests of the Continuous Emissions Monitoring System determined that only non-critical Y2K issues existed. In April 1999, upgrades to the Continuous Emissions Monitoring System software were completed. Subsequent testing of the Continuous Emissions Monitoring System detected no Y2K issues.

         As of May 1, 1999, the TNP One generation plant has completed the assessment of all mission-critical facilities, and is approximately 93 percent complete with the testing and remediation of those facilities. Testing and remediation of all remaining mission-critical facilities is expected to be complete by June 1999.

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

         As of May 1, 1999, TNMP is 98 percent complete with the assessment of all distribution system mission-critical facilities, and is approximately 94 percent complete with the testing and remediation of those facilities. Testing and remediation of all remaining mission-critical facilities is expected to be complete by June 1999.

         Transmission System. TNMP has transmission lines which are a part of the transmission grid comprised within the Electric Reliability Council of Texas (ERCOT). The transmission grid within ERCOT is operated by member utilities in conjunction with an Independent System Operator. TNMP has transmission lines in New Mexico which are part of the Western Systems Coordinating Council (WSCC). TNMP is participating on ERCOT's Year 2000 Technical Task Force and on the Year 2000 Operational Preparedness and Planning Task Force. TNMP is also participating in all testing, drills and contingency planning done by ERCOT, the Independent System Operator and the WSCC.

         Testing and remediation of transmission line electronic protective devices is approximately 97 percent complete. Testing and remediation of all remaining facilities is expected to be complete by June 1999.

         Supervisory Control and Data Acquisition Systems (SCADA) and Energy Management Systems. TNMP has three SCADA systems in Texas. A SCADA system reports on the status of protective devices, allows for the remote control of these same devices, and reports and tracks critical power flow information on the transmission and distribution grids. These systems are new, having been upgraded in 1997 and 1998. TNMP is in the process of replacing the SCADA system in New Mexico, which is not Year 2000 compliant.

         As of May 1, 1999, TNMP has completed the assessment of all SCADA and Energy Management Systems mission-critical facilities, and is approximately 94 percent complete with the testing and remediation of those facilities. All testing and remediation is expected to be complete by June 1999, except for the New Mexico SCADA system that will be complete in August 1999.

         Information Technology Systems. As of May 1, 1999, approximately 90% of TNMP's infrastructure supporting its business systems has been tested and verified as Y2K compliant. TNMP expects to have the remaining infrastructure Y2K compliant by June 30, 1999. TNMP has completed the upgrade of its financial and accounting system to a Y2K ready version. Integrated testing of the upgraded financial system will be completed in May 1999. A new customer information system is expected to be implemented and tested during the third quarter of 1999 and other corporate information systems directly related to TNMP's operations are expected to be installed and tested by September 1999. TNMP incorporates unit testing, system testing, integration testing and acceptance testing into the verification methodology.

         Y2K Remediation Cost. The costs associated with TNMP's Y2K efforts are expected to be approximately $10.2 million. Approximately $9 million of the total cost is to upgrade or replace various information technology systems, as discussed above, as well as improve the infrastructure to support those systems. TNMP does not expect these costs to have a material impact on its financial position or results of operations. TNMP continues to work with key software vendors and outside consultants to validate its Y2K compliance project. To date, TNMP has spent approximately $7.1 million on Y2K remediation. TNMP has in the past used, and expects to continue to use, cash flow from operations to fund costs associated with Y2K.

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

         Contingency Plans. The primary operating processes of TNMP's business (e.g., the production, transmission, and distribution of electric power) are subject to contingencies related to weather, equipment failure, and other factors. TNMP has drafted Y2K contingency plans by adapting previously existing contingency plans. TNMP will finalize the Y2K contingency plan by June 1999.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         See Note 4 for information regarding material legal proceedings.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         At the annual meeting of the Company's shareholders on May 3, 1999, the shareholders (i) elected John A. Fanning, Larry G. Wheeler, and Dennis H. Withers as Class 2 directors, all for three-year terms; (ii) ratified the appointment of Arthur Andersen LLP, Certified Independent Public Accountants, as independent auditors for 1999; and (iii) approved amendments to the TNP Equity Incentive Plan.

         The vote in the election of directors was as follows:

         John A. Fanning:           For:  10,788,274 Withheld:  359,367
         Larry G. Wheeler:          For:  10,783,004 Withheld:  364,637
         Dennis H. Withers:         For:  10,789,508 Withheld:  358,133

         The vote in the ratification of Arthur Andersen LLP, Certified Independent Public Accountants, as independent auditors was 11,068,103 for, 43,625 against, and 35,913 abstaining.

     The vote in the amendments to the TNP Equity Incentive Plan was 8,025,766 for, 3,007,828 against, and 114,047 abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are filed with this report:

         27(a)    Financial Data Schedule for TNP.

         27(b)    Financial Data Schedule for TNMP.

(b)      Reports on Form 8-K - None

Statement Regarding Forward Looking Information

     The discussions in this document that are not historical facts, including, but not limited to, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: whether legislation is enacted in Texas, and its effects on TNMP's business; the effects of recently passed legislation in New Mexico on the regulation of TNMP's business; changes in regulations affecting TNP's and TNMP's businesses; PUCT or court disapproval of the Clear Lake litigation settlement; insurance coverage available for claims made in litigation; future acquisitions or strategic partnerships; general business and economic conditions, and price fluctuations in the electric power market; the effectiveness of TNMP's Y2K mitigation plan, and the timely Y2K compliance by TNP's and TNMP's vendors; and other factors described from time to time in TNP's and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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


(Registrant)                                 TNP ENTERPRISES, INC. AND
                                             TEXAS-NEW MEXICO POWER COMPANY


Date: May 13, 1999                           By \s\ MANJIT S. CHEEMA
                                                --------------------
                                                  Manjit S. Cheema
                                                  Senior Vice President and
                                                  Chief Financial Officer


Date: May 13, 1999                           By \s\ MICHAEL J. RICKETTS
                                                -----------------------
                                                  Michael J. Ricketts
                                                  Controller and as
                                                  Chief Accounting Officer