Form 10-Q
period 1999-06-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1999-08-11
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)
(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\ No \ \

TNP Enterprises, Inc. had 13,415,566 shares of common stock outstanding as of August 3, 1999.

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

                     TNP Enterprises, Inc. And Subsidiaries
                 Texas-New Mexico Power Company and Subsidiaries
    Combined Quarterly Report on Form 10-Q for the period ended June 30, 1999

         This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

        TNP Enterprises, Inc. (TNP) and Subsidiaries:

           Consolidated Statements of Income
           Three and Six Month Periods Ended June 30, 1999, and 1998           3

           Consolidated Statements of Cash Flows
           Six Month Periods Ended June 30, 1999, and 1998                     4

           Consolidated Balance Sheets
           June 30, 1999, and December 31, 1998                                5

        Texas-New Mexico Power Company (TNMP) and Subsidiaries:

           Consolidated Statements of Income
           Three and Six Month Periods Ended June 30, 1999, and 1998           6

           Consolidated Statements of Cash Flows
           Six Month Periods Ended June 30, 1999, and 1998                     7

           Consolidated Balance Sheets
           June 30, 1999, and December 31, 1998                                8

           Notes to Consolidated Financial Statements                          9

  Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.                                         13


                           PART II. OTHER INFORMATION

  Item 1.  Legal Proceedings.                                                 19

  Item 6.  Exhibits and Reports on Form 8-K.                                  19

           (a)   Exhibit Index                                                19

           (b)   Reports on Form 8-K                                          19

  Statement Regarding Forward Looking Information                             19

  Signature page                                                              19

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months Ended                 Six Months Ended
                                                                           June 30,                          June 30,
                                                              ---------------------------------------------------------------------
                                                                  1999               1998             1999               1998
                                                              --------------     --------------  ---------------    ---------------
                                                                            (In thousands except per share amounts)

OPERATING REVENUES                                            $    144,027       $    142,099    $     262,153      $     268,036
                                                              --------------     --------------  ---------------    ---------------

OPERATING EXPENSES:
  Purchased power and fuel                                          66,982             74,558          124,354            141,383
  Other operating and maintenance                                   28,608             25,485           52,432             45,869
  Depreciation                                                       9,513              9,005           19,487             18,877
  Charge for recovery of stranded plant (Note 3)                     1,903              1,160            5,653              1,160
  Taxes other than income taxes                                      8,285              8,850           16,285             16,576
  Income taxes                                                       6,561              3,940            7,274              6,579
                                                              --------------     --------------  ---------------    ---------------
       Total operating expenses                                    121,852            122,998          225,485            230,444
                                                              --------------     --------------  ---------------    ---------------
  NET OPERATING INCOME                                              22,175             19,101           36,668             37,592
                                                              --------------     --------------  ---------------    ---------------
OTHER INCOME:
  Other income and deductions, net                                     777                104              939                468
  Income taxes                                                         180                221              298                 55
                                                              --------------     --------------  ---------------    ---------------
       Other income, net of taxes                                      957                325            1,237                523
                                                              --------------     --------------  ---------------    ---------------

INCOME BEFORE INTEREST CHARGES                                      23,132             19,426           37,905             38,115
                                                              --------------     --------------  ---------------    ---------------
INTEREST CHARGES:
  Interest on long-term debt                                         9,688             12,542           19,912             25,039
  Other interest and amortization of debt-related costs              1,041              1,053            2,457              2,115
                                                              --------------     --------------  ---------------    ---------------
       Total interest charges                                       10,729             13,595           22,369             27,154
                                                              --------------     --------------  ---------------    ---------------

INCOME FROM CONTINUING OPERATIONS                                   12,403              5,831           15,536             10,961

Loss from discontinued nonregulated operations (Note 4)                  -              6,598                -              7,102
                                                              --------------     --------------  ---------------    ---------------

NET INCOME (LOSS)                                                   12,403               (767)          15,536              3,859
Dividends on preferred stock and other                                 (94)                38              (58)                76
                                                              --------------     --------------  ---------------    ---------------

INCOME (LOSS) APPLICABLE TO COMMON STOCK                      $     12,497       $       (805)   $      15,594      $       3,783
                                                              ==============     ==============  ===============    ===============


EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Earnings from continuing operations                           $       0.93       $       0.44    $        1.17      $        0.83
Loss from discontinued nonregulated operations                           -              (0.50)               -              (0.54)
                                                              --------------     --------------  ---------------    ---------------
EARNINGS (LOSS) PER SHARE                                     $       0.93       $      (0.06)   $        1.17      $        0.29
                                                              ==============     ==============  ===============    ===============
DIVIDENDS PER SHARE OF COMMON STOCK                           $       0.29       $       0.27    $        0.58      $        0.54
                                                              ==============     ==============  ===============    ===============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                          13,398             13,240           13,372             13,214
                                                              ==============     ==============  ===============    ===============



The accompanying notes are an integral part of these consolidated financial statements.


                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended
                                                                                      June 30
                                                                           -------------------------------
                                                                               1999             1998
                                                                           --------------   --------------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                      $    235,599     $    279,467
  Purchased power                                                              (108,928)        (119,963)
  Fuel costs paid                                                               (16,373)         (17,549)
  Cash paid for payroll and to other suppliers                                  (51,345)         (64,098)
  Interest paid, net of amounts capitalized                                     (16,507)         (26,162)
  Income taxes refunded (paid)                                                    3,391           (1,788)
  Other taxes paid                                                              (22,886)         (21,496)
  Other operating cash receipts and payments, net                                    (7)             506
                                                                           --------------   --------------
NET CASH FROM OPERATING ACTIVITIES                                               22,944           28,917
                                                                           --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                    (21,277)         (17,066)
  Additions to other property and nonregulated investments                            -              300
  Withdrawals from (deposits to) escrow account                                   1,952                -
                                                                           --------------   --------------
NET CASH USED IN INVESTING ACTIVITIES                                           (19,325)         (16,766)
                                                                           --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                  (7,817)          (7,221)
  Common stock issuances                                                          3,956            3,957
  Borrowings from (repayments to) revolving credit facilities - net             (43,500)               -
  Issuances:
     Senior notes, net of discount                                              174,164                -
  Deferred expenses associated with financings                                   (1,577)               -
  Redemptions:
     Preferred stock, net of gain                                                (1,100)               -
     Secured debentures                                                        (130,000)               -
     Other long-term debt                                                             -             (104)
                                                                           --------------   --------------
NET CASH USED IN FINANCING ACTIVITIES                                            (5,874)          (3,368)
                                                                           --------------   --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          (2,255)            8,782
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 12,216            15,877
                                                                           --------------   --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $      9,961     $      24,659
                                                                           ==============   ==============

RECONCILIATION OF NET INCOME TO NET
     CASH FROM OPERATING ACTIVITIES:                                       $     15,536     $       3,859
  Adjustments to reconcile net income to net cash from operating activities:
     Depreciation                                                                19,487            18,877
     Charge for recovery of stranded plant                                        5,653             1,160
     Amortization of debt-related costs and other deferred charges                2,370             1,881
     Allowance for funds used during construction                                  (382)              (15)
     Deferred income taxes                                                       (1,896)            2,382
     Investment tax credits                                                       3,599              (363)

Cash flows impacted by changes in current assets and liabilities:
     Deferred fuel costs                                                         (4,830)             (223)
     Accounts payable                                                            (1,862)             (794)
     Accrued interest                                                             3,648            (4,837)
     Accrued taxes                                                                  856             4,424
     Reserve for customer refund                                                (10,725)            5,416
     Changes in other current assets and liabilities                             (8,921)           (2,386)
Other, net                                                                          411              (464)
                                                                           --------------   --------------
NET CASH FROM OPERATING ACTIVITIES                                         $     22,944     $      28,917
                                                                           ==============   ==============



The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            June 30, 1999        December 31,
                                                                             (Unaudited)            1998
                                                                           ----------------    ----------------
                                                                                     (In thousands)

UTILITY PLANT:
  Electric plant                                                           $     1,263,813     $     1,260,147
  Construction work in progress                                                     11,372               6,294
                                                                           ----------------    ----------------
            Total                                                                1,275,185           1,266,441
  Less accumulated depreciation                                                    349,862             343,562
                                                                           ----------------    ----------------
            Net utility plant                                                      925,323             922,879
                                                                           ----------------    ----------------
OTHER PROPERTY AND INVESTMENTS, at cost                                              8,916              10,384
                                                                           ----------------    ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                          9,961              12,216
  Accounts receivable                                                                5,646               5,955
  Inventories, at lower of average cost or market:
       Fuel                                                                            513                 677
       Materials and supplies                                                        4,702               4,567
  Deferred fuel costs                                                                6,506               1,676
  Accumulated deferred income taxes                                                    384               2,235
  Other current assets                                                               3,986               4,403
                                                                           ----------------    ----------------
            Total current assets                                                    31,698              31,729
                                                                           ----------------    ----------------
REGULATORY TAX ASSETS                                                                2,405                 -
DEFERRED CHARGES                                                                    26,924              28,773
                                                                           ----------------    ----------------
                                                                           $       995,266     $       993,765
                                                                           ================    ================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.  Authorized 50,000,000 shares; issued 13,412,615 shares in 1999 and 13,293,996
            in 1998                                                        $       196,473     $       192,518
       Retained earnings                                                           123,614             115,776
                                                                           ----------------    ----------------
            Total common shareholders' equity                                      320,087             308,294

  Preferred stock                                                                    1,844               3,060
  Long-term debt, less current maturities                                          459,702             459,000
                                                                           ----------------    ----------------
            Total capitalization                                                   781,633             770,354
                                                                           ----------------    ----------------
CURRENT LIABILITIES:
  Accounts payable                                                                  26,149              28,011
  Accrued interest                                                                   8,668               5,020
  Accrued taxes                                                                     15,146              14,290
  Customers' deposits                                                                3,972               3,609
  Reserve for customer refunds                                                         246              10,971
  Other current liabilities                                                         15,163              25,202
                                                                           ----------------    ----------------
            Total current liabilities                                               69,344              87,103
                                                                           ----------------    ----------------

REGULATORY TAX LIABILITIES                                                             -                   957
ACCUMULATED DEFERRED INCOME TAXES                                                  101,850              97,346
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                         21,523              20,916
DEFERRED CREDITS (Note 3)                                                           20,916              17,089
COMMITMENTS AND CONTINGENCIES (Note 6)
                                                                           ----------------    ----------------
                                                                           $       995,266     $       993,765
                                                                           ================    ================







The accompanying notes are an integral part of these consolidated financial statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                    Three Months Ended                    Six Months Ended
                                                                         June 30,                             June 30,
                                                               --------------------------            -------------------------
                                                              1999                1998              1999               1998
                                                           ----------          ----------        ----------         ----------
                                                                                        (In thousands)

OPERATING REVENUES                                         $  144,014          $  142,085        $  262,125         $  268,016
                                                           ----------          ----------        ----------         ----------
OPERATING EXPENSES:
  Purchased power and fuel                                     66,982              74,558           124,354            141,383
  Other operating and maintenance                              26,321              24,538            49,344             43,809
  Depreciation                                                  9,513               9,004            19,487             18,876
  Charge for recovery of stranded plant (Note 3)                1,903               1,160             5,653              1,160
  Taxes other than income taxes                                 8,172               8,738            16,052             17,122
  Income taxes                                                  7,540               4,143             8,584              6,946
                                                           ----------          ----------        ----------         ----------
       Total operating expenses                               120,431             122,141           223,474            229,296
                                                           ----------          ----------        ----------         ----------

NET OPERATING INCOME                                           23,583              19,944            38,651             38,720
                                                           ----------          ----------        ----------         ----------

OTHER INCOME:
  Other income and deductions, net                              1,026                 (25)            1,100                170
  Income taxes                                                     90                 221               232                128
                                                           ----------          ----------        ----------         -----------
       Other income, net of taxes                               1,116                 196             1,332                298
                                                           ----------          ----------        ----------         -----------

INCOME BEFORE INTEREST CHARGES                                 24,699              20,140            39,983             39,018
                                                           ----------          ----------        ----------         -----------

INTEREST CHARGES:
  Interest on long-term debt                                    9,462              12,542            19,516             25,039
  Other interest and amortization of debt-related costs         1,041               1,053             2,457              2,115
                                                           ----------          ----------        ----------         -----------
       Total interest charges                                  10,503              13,595            21,973             27,154
                                                           ----------          ----------        ----------         -----------

NET INCOME                                                     14,196               6,545            18,010             11,864
Dividends on preferred stock and other                            (94)                 38               (58)                76
                                                           ----------          ----------        ----------         -----------

INCOME APPLICABLE TO COMMON STOCK                          $   14,290          $    6,507        $   18,068         $   11,788
                                                           ==========          ==========        ==========         ==========





The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                          Six Months Ended
                                                                              June 30
                                                                  --------------------------------
                                                                      1999              1998
                                                                  --------------    --------------
                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                    $    233,573      $     265,989
  Purchased power                                                     (108,928)          (119,963)
  Fuel costs paid                                                      (16,373)           (17,549)
  Cash paid for payroll and to other suppliers                         (41,398)           (38,279)
  Interest paid, net of amounts capitalized                            (16,166)           (26,154)
  Income taxes refunded (paid)                                           3,391              2,206
  Other taxes paid                                                     (22,409)           (21,963)
  Other operating cash receipts and payments, net                          (36)               173
                                                                  --------------    --------------
NET CASH FROM OPERATING ACTIVITIES                                      31,654             44,460
                                                                  --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                           (21,051)           (16,955)
  Withdrawal from (deposits to) escrow account                           1,903                  -
                                                                  --------------    --------------
CASH FLOWS USED IN INVESTING ACTIVITIES                                (19,148)           (16,955)
                                                                  --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                            (61)           (13,676)
  Borrowings from (repayments to) revolving credit facilities, net     (54,000)                 -
  Issuances:
     Senior notes, net of discount                                     174,164                  -
  Deferred expenses associated with financings                          (1,577)                 -
  Redemptions:
     Preferred stock, net of gain                                       (1,100)                 -
     Secured debentures                                               (130,000)                 -
                                                                  --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                              (12,574)           (13,676)
                                                                  --------------    --------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                    (68)            13,829
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         7,977              2,772
                                                                  --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $      7,909      $      16,601
                                                                  ==============    ==============

RECONCILIATION OF NET INCOME TO NET
     CASH FROM OPERATING ACTIVITIES:
  Net income                                                      $     18,010      $      11,864
  Adjustments to reconcile net income to net cash from operating activities:
     Depreciation of utility plant                                      19,487             18,876
     Charge for recovery of stranded plant                               5,653              1,160
     Amortization of debt-related costs and other deferred               2,370              1,881
     Allowance for funds used during construction                         (382)               (15)
     Deferred income taxes                                                (289)             4,032
     Investment tax credits                                              3,543               (363)

Cash flows impacted by changes in current assets and liabilities:
     Deferred fuel costs                                                (4,830)              (223)
     Accounts payable                                                   (1,258)             5,622
     Accrued interest                                                    3,593               (795)
     Accrued taxes                                                       2,707               (897)
     Reserve for customer refund                                       (10,725)             5,416
     Changes in other current assets and liabilities                    (4,822)            (4,386)
Other, net                                                              (1,403)             2,288
                                                                  --------------    --------------
NET CASH FROM OPERATING ACTIVITIES                                $     31,654      $      44,460
                                                                  ==============    ==============




The accompanying notes are an integral part of these consolidated financial statements.


                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           CONSOLIDATED BALANCE SHEETS


                                                                           June 30, 1999       December 31,
                                                                            (Unaudited)            1998
                                                                          ----------------    ----------------
                                                                                    (In thousands)
ASSETS

UTILITY PLANT:
  Electric plant                                                          $     1,263,744     $     1,260,099
  Construction work in progress                                                    11,372               6,294
                                                                          ----------------    ----------------
            Total                                                               1,275,116           1,266,393
  Less accumulated depreciation                                                   349,862             343,562
                                                                          ----------------    ----------------
            Net utility plant                                                     925,254             922,831
                                                                          ----------------    ----------------
OTHER PROPERTY AND INVESTMENTS, at cost                                               213               2,116
                                                                          ----------------    ----------------
CURRENT ASSETS:
  Cash and cash equivalents                                                         7,909               7,977
  Accounts receivable                                                               1,981                 923
  Inventories, at lower of average cost or market:
       Fuel                                                                           513                 677
       Materials and supplies                                                       4,702               4,567
  Deferred fuel costs                                                               6,506               1,676
  Other current assets                                                              3,571               4,093
                                                                          ----------------    ----------------
            Total current assets                                                   25,182              19,913
                                                                          ----------------    ----------------

REGULATORY TAX ASSETS                                                               2,405                 -
DEFERRED CHARGES                                                                   26,831              28,706
                                                                          ----------------    ----------------
                                                                          $       979,885     $       973,566
                                                                          ================    ================
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share.
            Authorized 12,000,000 shares; issued 10,705 shares            $           107     $           107
       Capital in excess of par value                                             222,149             222,149
       Retained earnings                                                           97,907              79,840
                                                                          ----------------    ----------------
            Total common shareholder's equity                                     320,163             302,096
  Redeemable cumulative preferred stock                                             1,844               3,060
  Long-term debt, less current maturities                                         440,202             450,000
                                                                          ----------------    ----------------
            Total capitalization                                                  762,209             755,156
                                                                          ----------------    ----------------
CURRENT LIABILITIES:
  Accounts payable                                                                 25,630              26,888
  Accrued interest                                                                  8,597               5,004
  Accrued taxes                                                                    23,156              20,449
  Customers' deposits                                                               3,972               3,609
  Accumulated deferred income taxes                                                 1,295                 649
  Reserve for customer refunds                                                        246              10,971
  Other current liabilities                                                        12,398              17,076
                                                                          ----------------    ----------------
            Total current liabilities                                              75,294              84,646
                                                                          ----------------    ----------------
REGULATORY TAX LIABILITIES                                                            -                   957
ACCUMULATED DEFERRED INCOME TAXES                                                  97,190              93,378
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                        24,860              22,729
DEFERRED CREDITS (Note 3)                                                          20,332              16,700
COMMITMENTS AND CONTINGENCIES (Note 6)
                                                                          ----------------    ----------------
                                                                          $       979,885     $       973,566
                                                                          ================    ================

The accompanying notes are an integral part of these consolidated financial statements.



                   TNP Enterprises Inc. and Subsidiaries (TNP)
             Texas-New Mexico Power Company and Subsidiaries (TNMP)
                   Notes to Consolidated Financial Statements


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

Note 2.  Acquisition

         TNP, SW Acquisition, L.P. (SW), a limited partnership organized and existing under the laws of Texas, and ST Acquisition Corp. (ST Corp.), a Texas corporation wholly owned by SW, have entered into an Agreement and Plan of Merger, dated as of May 24, 1999 (the Merger Agreement), which provides for a merger of TNP with and into ST Corp., with TNP being the surviving corporation (the Merger). Under the terms of the Merger Agreement, which was unanimously approved by TNP's board of directors, each issued and outstanding share of common stock of TNP will be canceled and converted automatically into the right to receive $44.00 in cash. The Merger will convert TNP from a listed public corporation to a privately owned corporation.

         TNP expects the Merger to close by the end of the first quarter of 2000. The Merger Agreement is subject to financing, and requires approval by TNP shareholders and approval or regulatory review by the Federal Energy Regulatory Commission (FERC), the Department of Justice, and state regulators in Texas and New Mexico. A special meeting of shareholders has been called for September 22, 1999. The purpose of the meeting is to consider and vote on the Merger Agreement. The record date for this meeting is August 3, 1999. The proxy statement related to the special meeting will be mailed to shareholders the week of August 9.

         On July 9, 1999, TNMP and SW filed a joint application with the FERC seeking approval of the Merger. Simultaneously, TNMP filed an application with the FERC seeking approval of a Backstop Credit Facility (Credit Facility). As a result of the Merger, TNMP must offer to repurchase certain existing debt. Should holders of this debt accept TNMP's repurchase offer, proceeds from the Credit Facility would fund the repurchase.

         On July 15, 1999, TNP and TNMP filed an application with the Public Utility Commission of Texas (PUCT) seeking a determination that the Merger is consistent with the public interest. Also on July 15, TNMP filed an application with the New Mexico Public Regulation Commission (NMPRC) seeking to obtain all approvals and authorizations necessary to consummate the Merger.

Note 3.  Regulatory Matters

   Texas

         New Legislation. On June 18, 1999, new legislation that establishes competition in the Texas electric utility industry became law, retroactive to January 1, 1999. The new legislation will implement retail competition for customers in most areas of Texas on January 1, 2002. Among other provisions, the new legislation:

             * Freezes base rates through December 31, 2001, based on the levels in effect on September 1, 1999 adjusted for changes in the fixed fuel factor which passes through fuel and purchased power energy costs to customers.

             * Allows a utility to recover 100% of its verifiable stranded costs via several methods, including:

                * Redirection of depreciation - During 1998 - 2001, a utility may redirect all or a part of the depreciation related to transmission and distribution assets to its generation assets.
                * Application of earnings in excess of an allowed rate of return - During the freeze period, utilities' earnings are capped by the cost of capital approved in the utility's most recent rate proceeding before the PUCT. For TNMP, the cap is 10.53% return on rate base. Earnings in excess of the cap will be used to reduce the net book value of generation assets.
                * Securitization - At any time after the start of the freeze period, a utility may securitize 100% of its regulatory assets and up to 75% of its estimated stranded costs, and recover those costs from its customers through a transition charge approved by the PUCT.
                * Assessing a competition transition charge - After the freeze period, stranded costs that have not been recovered by one of the methods above will be recovered through a competition transition charge levied upon all retail customers within a utility's geographical certificated service area as it existed on May 1, 1999.

             * Establishes  four  alternatives for quantifying  the final amount of  stranded  costs to be used in  establishing  the  competition transition charge, and provides a framework for reconciling estimated stranded costs to the actual stranded costs quantified using those methods.
             * Requires  utilities   to   disaggregate   into   three   distinct
               businesses: generation, transmission and distribution, and retail energy provider.
             * Provides  that once  customer  choice begins on January 1, 2002, residential and small commercial customers who do not choose an alternative provider will continue to be served by TNMP's affiliate retail energy provider at a price which is 6% lower than the rate in effect on January 1, 1999, adjusted to reflect a fuel factor that the PUCT shall determine as of December 31, 2001.

         Prior to the new legislation, TNMP had been operating under a transition-to-competition plan (Transition Plan) approved by the PUCT in 1998. The Transition Plan provides that it will be modified to conform to any legislation enacting competition in the electric utility industry. There are provisions of the new legislation that conflict with provisions of the Transition Plan. In such instances, management believes the new legislation supercedes the Transition Plan. TNMP will make a filing with the PUCT during August 1999 that sets out its position regarding the effect of the new legislation on the Transition Plan. Management believes that any changes to the Transition Plan to reflect the new legislation will have a minimal effect on rates. However, such an outcome is subject to the PUCT resolving significant uncertainties regarding the new legislation.

         TNP's and TNMP's consolidated financial statements reflect the application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which provides for recognition of the economic effects of rate regulation. The passage of the new legislation raises the issue of whether SFAS 71 should continue to be applied to the generation/power supply portion of TNMP's Texas business. EITF 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS Statements No. 71 and 101," states that application of SFAS 71 should stop "when deregulatory legislation is passed or when a rate order (whichever is necessary to effect the change in the jurisdiction) that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued." While the new legislation provides the framework as to how competition will be implemented, it delegates significant authority to the PUCT to resolve uncertainties regarding implementation of competition. As a result, currently TNMP cannot reasonably determine how the new legislation will affect the generation/power supply portion of its Texas business, and it will continue to apply SFAS 71 to that portion of its business until a reasonable determination of the impact of the new legislation can be made.

         Management has calculated excess earnings for the six months ended June 30, 1999, based on the provisions of the new legislation. The calculation resulted in a reduction to pre-tax operating income of $5.7 million ($0.26 per share). The amounts previously recorded in the first quarter for stranded cost recovery under the Transition Plan have been reclassified, and along with the excess earnings, are displayed in the income statement under the caption "Charge for recovery of stranded plant" and included in the balance sheet as a regulatory liability under the caption "Deferred Credits".

         Earnings Monitoring Report. On May 17, 1999, TNMP filed its Electric Investor-Owned Utilities Earnings Report (Earnings Report) with the PUCT. Simultaneously, TNMP filed an Addendum to the Earnings Report (Addendum) detailing TNMP's calculation of excess earnings under the Transition Plan for the twelve months ended December 31, 1998. The Addendum showed that TNMP had not earned in excess of the 11.25% return on equity cap established in the Transition Plan. The Staff of the PUCT and the Office of Public Utility Counsel are reviewing the Addendum. The Transition Plan provides that persons may challenge the Addendum by filing a written contest within 90 days of TNMP's filing with the PUCT. If no such contests are filed, the Addendum shall be deemed approved. Should a party contest the Addendum, the PUCT will establish a schedule allowing a Final Order to be entered within 90 days of the filing of the contest.

   New Mexico

         The New Mexico Legislature opened New Mexico's electric power market to consumer choice with the passage of the Electric Utility Industry Restructuring Act of 1999 (the Act) in April 1999. The Act provides for the phase-in of retail choice beginning January 1, 2001, requires utilities to disaggregate their regulated business activities from those that will be subject to competition, and guarantees recovery of at least 50% of a utility's stranded costs over a five-year period. On June 8, 1999, the NMPRC entered a Final Order terminating TNMP's Community Choice(R) transition plan. By terminating Community Choice, the NMPRC placed TNMP on the same timetable as other New Mexico utilities with regard to retail competition and restored the pass-through of purchased power costs to customers.

         Under the Act, utilities are guaranteed recovery from customers of at least 50% of their stranded costs over a five-year period. Community Choice did not define stranded costs, nor their recovery. In addition, the Act delays competition to January 1, 2001. Community Choice had specified May 1, 2000, for the beginning of retail choice. As a result, TNMP has reduced its accrual for potential stranded costs in New Mexico from $3.4 million as of December 31, 1998, to $2.1 million as of June 30, 1999.

         Community Choice provided for the filing of a rate case by TNMP on June 1, 1999. Notwithstanding the termination of Community Choice, TNMP and the NMPRC Staff agreed that TNMP would file information that would allow the Staff to review the reasonableness of TNMP's rates. Settlement talks between the parties began, with the intent of reaching a settlement without the necessity of filing a rate case. The parties have reached a tentative settlement that resolves the issues between the parties, and are preparing to submit the settlement to the NMPRC for approval. The settlement calls for a decrease in TNMP's base rates of $1.8 million, or 6%. TNMP expects the NMPRC to act on the proposed settlement during the second half of 1999.

Note 4.  Discontinued Nonregulated Operations

         As discussed in TNP's and TNMP's 1998 Combined Annual Report on Form 10-K, management discontinued the remaining operations of Facility Works Inc.
(FWI), TNP's wholly owned unregulated subsidiary, in late 1998. All losses incurred by FWI during 1998 have been reclassified as losses from discontinued operations.


Note 5.  Segment and Related Information

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

         The following tables present information about profits, losses and assets of TNP's reportable segments (in thousands). In the tables below, "Total assets" for Texas and New Mexico includes only net utility plant. All other assets are included in All Other and Eliminations.


                                          Three Months Ended June 30,         Six Months Ended June 30,
                                             1999              1998             1999             1998
                                            ------            ------           ------           ------
   Texas
   Operating revenues                 $    122,152       $  122,394        $  221,146        $  227,494
   Net income (loss)                        11,438            5,761            14,633             9,278
   Total assets at June 30, 1999
     and December 31, 1998                 841,697          839,771           841,697           839,771


   New Mexico

   Operating revenues                 $     21,861       $   19,691        $   40,979        $   40,522
   Net income (loss)                         2,758              784             3,377             2,586
   Total assets at June 30, 1999
     and December 31, 1998                  83,557           82,623            83,557            82,623






                                          Three Months Ended June 30,         Six Months Ended June 30,
                                             1999              1998             1999             1998
                                            ------            ------           ------           ------
   All Other and Eliminations

   Operating revenues                 $         14       $       14       $        28        $       20
   Net income (loss)                        (1,793)          (7,312)           (2,474)           (8,005)
   Total assets at June 30, 1999
     and December 31, 1998                  70,012           71,371            70,012            71,371

   Consolidated

   Operating revenues                 $    144,027       $  142,099       $   262,153        $  268,036
   Net income (loss)                        12,403             (767)           15,536             3,859
   Total assets at June 30, 1999
     and December 31, 1998                 995,266          993,765           995,266           993,765


Note 6.           Commitments and Contingencies

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

         Under the settlement, TNMP, Clear Lake, and Calpine Power Services Company (an affiliate of Clear Lake) have entered into a revised purchased power contract effective as of October 1, 1998, governing energy and capacity transactions between the parties. In addition, TNMP agreed to pay Clear Lake $8 million, subject to PUCT approval of the settlement.

         On July 15, 1999, the PUCT approved the settlement. The PUCT order ensures that TNMP's customers will realize the savings associated with the revised purchased power contract between TNMP and Clear Lake. The order also requires TNMP to defer recognition of the $8 million payment that TNMP will make to Clear Lake as part of the settlement, and include amortization of the payment in its calculation of excess earnings over the life of the revised purchased power contract. TNMP expects the $8 million payment to occur in the third quarter of 1999.

         Phillips Petroleum. TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, filed on October 1, 1997 and pending in the 149th State District Court of Brazoria County, Texas. The suit is based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips Petroleum Company is seeking the recovery of damages arising from the interruption and in May 1999 demanded payment in the amount of $47.1 million. TNMP's tariff approved by the PUCT contains limitations against recovery of the great majority of Phillip's alleged actual damages. The Texas Supreme Court, in another matter, has recently upheld the enforceability of such tariff limitations in litigation of this type; TNMP believes the ruling will operate to substantially limit any recovery of actual damages by Phillips, in the event that any are awarded in this matter. In May 1999, TNMP filed a Third Party Petition naming Sweeny Cogeneration Limited Partnership as a defendant. The lawsuit is in the discovery stage. TNMP believes that it has insurance coverage on most of Phillips' claims up to a total of $31 million, with a $500,000 self-retention that has been charged to earnings.

         Other. TNMP is involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on TNMP's and TNP's consolidated financial position or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

         The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

Results of Operations

         As discussed in Note 3, new legislation that establishes competition in the Texas electric utility industry became law in the second quarter of 1999. The new legislation includes a number of provisions that management believes supercede provisions of the Transition Plan. The impact of those provisions on TNMP's financial results will be noted as necessary in the following discussion.

   Overall Results

         TNP had income applicable to common stock of $12.5 million for the quarter ended June 30, 1999 (current quarter) as compared to a loss of $0.8 million for the quarter ended June 30, 1998. Earnings for the second quarter of 1998 included a one-time charge for costs related to implementing the Transition Plan ($3.1 million) and the loss on FWI's discontinued operations. Excluding those unusual items, earnings for the second quarter of 1998 were $8.9 million.

         TNP had income applicable to common stock of $15.6 million for the six months ended June 30, 1999 (year-to-date), as compared to $3.8 million for the six months ended June 30, 1998. Excluding the unusual items noted above, earnings for the six months ended June 30, 1998, were $13.9 million.

         Since the operations of TNMP (the principal subsidiary) currently represent most of TNP's operations, the following discussion focuses on TNMP's operations unless noted otherwise.

         Under the new legislation, TNMP's earnings on its Texas operations are capped at a 10.53% return on rate base. TNMP will apply Texas earnings in excess of the cap to recover stranded plant. For the six months ended June 30, 1999, TNMP recorded pre-tax excess earnings of $5.7 million ($0.26 per share). Amounts recorded in the first quarter of 1999 for recovery of stranded plant under the Transition Plan have been reclassified as described in Note 3. The charge results from TNMP's calculation of excess earnings for the six months ended June 30, 1999, based on the provisions of the new legislation. In the corresponding period of 1998 TNMP recorded pre-tax excess earnings under the Transition Plan of $2.3 million ($0.11 per share). The $2.3 million was applied equally between additional depreciation and provision for rate refund, according to PUCT guidelines. The portion of 1998 excess earnings applied to additional depreciation has been reclassified as "Charge for recovery of stranded plant".

         TNMP's income applicable to common stock was $14.3 million for the quarter ended June 30, 1999, as compared to $6.5 million for the quarter ended June 30, 1998. Excluding the effect of the 1998 Transition Plan costs discussed earlier, earnings for the second quarter of 1998 were $9.6 million.

         For the six months ended June 30, TNMP's income applicable to common stock was $18.1 million in 1999 as compared to $11.8 million in 1998. Excluding the effect of the 1998 Transition Plan costs discussed earlier, earnings for the second quarter of 1998 were $14.9 million.

         The changes in TNMP's earnings for the quarter and the year-to-date are attributable to the factors listed below (in millions):


                                                                              Three Months        Six Months
                                                                                  Ended              Ended
                                                                                 6/30/99            6/30/99
                                                                                ---------          ---------
           New Mexico stranded cost adjustment                                   $     1.9         $      1.3
           Other changes in base revenues                                              0.9               (3.3)
           Non-pass through purchased power and fuel expenses                          5.1               11.6
           Transmission expenses                                                      (3.1)              (5.1)
           Depreciation expenses                                                      (0.5)              (0.6)
           Charge for recovery of stranded plant                                      (0.7)              (4.5)
           Interest                                                                    3.1                5.2
           All other (including income tax effects on the items above)                (2.0)              (1.4)
                                                                              ------------      -------------
               Earnings increase excluding one-time items                              4.7                3.2
           One-time Transition Plan costs (including tax effects)                      3.1                3.1
                                                                              ------------      -------------
               Earnings increase including one-time items                        $     7.8         $      6.3
                                                                              ============      =============




   Operating Revenues

         The  components of TNMP's base revenues are summarized in the following tables (in thousands).

                                                   Three Months Ended June 30,           Six Months Ended June 30,
                                                                         Increase                              Increase
                                                 1999         1998      (Decrease)        1999       1998     (Decrease)
                                               --------     ---------   ----------     ---------  ---------   ----------

         Operating revenues                   $ 144,014    $  142,085   $   1,929     $  262,125  $ 268,016   $  (5,891)

         Pass-through expenses                   43,961        46,399      (2,438)        82,273     87,750      (5,477)
                                              ---------    ----------   ---------     ----------  ---------   ---------

         Base revenues                        $ 100,053    $   95,686   $   4,367     $  179,852  $ 180,266   $    (414)
                                              =========    ==========   =========     ==========  =========   =========

         Pass-through  expenses  in Texas  include  fuel and the  energy-related portion of purchased  power.  In  New  Mexico,  the composition  of  pass-through expenses  changed  on  July  1,  1999,  as  described  in  Note  3.  Details  of pass-through expenses are discussed  under  "Results of Operations -- Operating Expenses."

         The following  table  summarizes  the components of the changes in base revenues in 1999 compared to 1998 (in thousands).

                           Base revenues
                           Weather related                              $  (1,803)                            $  (1,737)
                           Customer growth                                  1,851                                 2,798
                           1998 Transition Plan excess earnings             1,160                                 1,160
                           Industrial - firm rate sales                      (367)                               (1,948)
                           Clear Lake standby revenue                        (818)                               (1,635)
                           Other                                              894                                (1,928)
                                                                        ---------                             ---------
                             Other changes in base revenue                    917                                (3,290)
                           New Mexico stranded cost adjustment              1,888                                 1,314
                                                                        ---------                             ---------
                              Base revenues increase (decrease)
                                before one-time items                       2,805                                (1,976)
                           One-time Transition Plan refund                  1,562                                 1,562
                                                                        ---------                             ---------
                              Base revenues increase (decrease)         $   4,367                             $    (414)
                                                                        =========                             =========

         Base  revenues  increased  $4.4  million in the current  quarter due to Texas rate refunds accrued in 1998 pursuant to  the
Transition Plan, the reversal of accrued  stranded  costs in New Mexico as  discussed  in Note 3, and customer growth. Those factors
were  partially  offset by milder  weather in the second quarter  as  compared  to   1998,  and  the  absence  of  standby   revenue
payments resulting from the Clear Lake settlement.

         Year-to-date base revenues  decreased  $0.4  million from  the same period  in 1998.  The base  revenues  increase  in  the second  quarter  was  offset  by decreases as a result of the Transition  Plan, loss of a significant industrial customer, and lower revenues from a second significant industrial customer.

         The following table  summarizes the components of  gigawatt-hour (GWH) sales.

                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                                                         Increase                               Increase
                                                 1999         1998      (Decrease)         1999       1998     (Decrease)
                                               --------     ---------   ---------      ----------  ---------   ----------
         GWH sales:
         Residential                                549           542           7          1,041      1,020            21
         Commercial                                 472           464           8            874        846            28
         Industrial:
           Firm                                     132           124           8            244        299           (55)
           Economy                                1,153         1,167         (14)         2,197      2,228           (31)
         Power marketing                             26           156        (130)            48        269          (221)
         Other                                       27            29          (2)            53         54            (1)
                                               --------     ---------    --------     ----------    -------   -----------

               Total GWH sales                    2,359         2,482        (123)         4,457      4,716          (259)
                                               ========     =========    ========     ==========    =======   ===========



         Current quarter and  year-to-date  sales decreased 123 GWHs (or 5%) and 259 GWHs (or 5%),  respectively, as compared to the corresponding 1998 periods. The current quarter decrease resulted  primarily  from reduced  off-system  sales.  This  was  partially offset by increased  commercial  and  residential  sales as customer  growth  offset  the  effects  of milder  weather. Year-to-date sales decreased for the same reasons, and due to the loss of a significant customer.

   Operating Expenses

         The following table summarizes the components of TNMP's total operating expenses (in thousands).

                                                   Three Months Ended June 30,               Six Months Ended June 30,
                                                                         Increase                                Increase
                                                 1999         1998      (Decrease)          1999      1998      (Decrease)
                                               --------     ---------   ----------     ----------- ----------   ----------
         Purchased power and fuel expenses:
           Pass through expenses:
               Purchased power                $  35,749    $   36,524   $    (775)     $   67,099  $   70,103    $ (3,004)
               Fuel                               8,212         9,875      (1,663)         15,174      17,647      (2,473)
                                              ---------    ----------   ---------      ----------  ----------   ---------
                                                 43,961        46,399      (2,438)         82,273      87,750      (5,477)
                                              ---------    ----------   ---------      ----------  ----------   ---------
           Non-pass through expenses:
               Purchased power                   22,632        27,671      (5,039)         41,444      52,850     (11,406)
               Fuel                                 389           488         (99)            637         783        (146)
                                              ---------    ----------   ---------      ----------  ----------   ---------
                                                 23,021        28,159      (5,138)         42,081      53,633     (11,552)
                                              ---------    ----------   ---------      ----------  ----------   ---------

         Total                                   66,982        74,558      (7,576)        124,354     141,383     (17,029)

         Transmission expense                     5,801         2,694       3,107          10,406       5,288       5,118

         Depreciation expense                     9,513         9,004         509          19,487      18,876         611

         Charge for recovery of stranded plant    1,903         1,160         743           5,653       1,160       4,493

         Other operating expenses                20,520        21,844      (1,324)         38,938      38,521         417

         Income and other tax expenses           15,712        12,881       2,831          24,636      24,068         568
                                              ---------    ----------   ---------      ----------  ----------   ---------

         Operating expenses                   $ 120,431    $  122,141   $  (1,710)     $  223,474  $  229,296   $  (5,822)
                                              =========    ==========   =========      ==========  ==========   =========

         Overall,  current quarter and year-to-date operating expenses decreased by $1.7 million  and  $5.8  million,  respectively.
The decrease  reflects  lower purchased power costs partially offset by higher  transmission  expenses and  the charge for  recovery of stranded plant discussed in Note 3.

     Purchased Power and Fuel Expenses

         As discussed in Note 3, the NMPRC terminated Community Choice in the second quarter. Under Community Choice, rates for recovery of New Mexico purchased power costs were frozen, except those charged to certain industrial customers. The NMPRC order terminating Community Choice required TNMP to pass through to all customers New Mexico purchased power costs as of July 1, 1999. Therefore, operating income will not be affected by changes in purchased power costs, beginning July 1, 1999.

         In the second quarter of 1999, purchased power and fuel expenses decreased $7.6 million from the level incurred during the second quarter of 1998. For the year-to-date, purchased power and fuel expenses decreased $17.0 million as compared to 1998. Pass-through expenses accounted for $2.4 million and $5.5 million of the decrease for the quarter and year-to-date, respectively, while non pass-through expenses accounted for the remaining $5.2 million for the quarter and $11.5 million for the year-to-date. The decrease reflects lower overall GWH requirements due to lower sales, and lower energy costs due to increased purchases of spot market power in 1999 as compared to 1998. In the first six months of 1999, the cost of energy purchased in the spot market was significantly less than the cost of energy available from alternative sources of supply. In addition, demand costs have decreased, due to the replacement of purchases from TXU with purchases from lower cost providers. Demand costs have also decreased because the rate under which TNMP purchases capacity from Clear Lake has been significantly reduced under the Clear Lake settlement.

     Transmission Expenses

         Transmission expenses increased $3.1 million for the quarter and $5.1 million for the six months ended June 30, 1999, as compared to the same periods in 1998. The higher expenses were due to discontinued reimbursements in accordance with the Clear Lake settlement, and a true up for the first half of 1999 based on a recently approved allocation of transmission costs by the PUCT. The increased transmission expense approved by the PUCT resulted from the termination of the majority of the TXU purchased power contract at the beginning of 1999. Terminating the contract has produced purchased power savings, but its effects have been partially offset by the higher transmission payments approved by the PUCT.

     Depreciation Expenses

         Depreciation expense increased by $0.5 million and $0.6 million for the quarter and six months ended June 30, 1999, respectively, compared to 1998. The increases are due to additions to depreciable plant partially offset by lower depreciation rates established under the Transition Plan.

     Charge for Recovery of Stranded Plant

         Please see Note 3 and the section "Overall Results" for a discussion of the excess earnings calculation under the new legislation in Texas.

     Other Operating Expenses, Income and Other Tax Expenses

         Other operating expenses for TNMP decreased by $1.3 million for the current quarter as compared to the corresponding 1998 period. The decrease resulted from the inclusion in 1998 of $3.1 million of costs related to the original adoption of the Transition Plan. Other operating expenses for the six months ended June 30, 1999, were comparable to corresponding 1998 period.

         Current quarter income and other tax expenses for TNMP increased $2.8 million compared to the corresponding 1998 period, and increased $0.6 million during the six months ended June 30, 1999, over the same period in 1999. The increases are due to higher pre-tax income.

         Other operating expenses for TNP include $1.5 million and $1.8 million of costs related to the acquisition discussed in Note 2 for the quarter and year-to-date, respectively.

   Interest Expense

         Interest charges decreased by $3.1 million for the quarter and $5.2 million for the year-to-date from 1998 levels due to TNMP's January 1999 issuance of $175 million of 6.25% senior notes, which replaced $130 million of 12.5% secured debentures, and reduced debt levels of the credit facilities.

Financial Condition

   Liquidity

         Currently, the main sources of liquidity for TNP are cash flow from operations and borrowings from credit facilities. TNP's cash flow from operations was lower for the current year-to-date than during the same period in 1998 due to lower receipts from customers. This decrease was offset somewhat by lower payments for purchased power and interest costs. The changes in TNMP's cash flow from operations mirrored those of TNP.

         In January 1999, TNMP issued $175 million of 6.25% Senior Notes due in 2009 and used the proceeds to retire its 12.5% secured debentures and reduce outstanding borrowings under the credit facilities, as discussed in TNP's and TNMP's 1998 Combined Annual Report on Form 10-K.

         During the second quarter, TNMP cancelled its 1995 Credit Facility, which had a total commitment of $100 million, and was scheduled to expire in November 2000.

         TNMP has sufficient liquidity to satisfy any known contingencies. Management believes cash flow from operations, the new debt described above, and periodic borrowings under its remaining revolving credit facility should be sufficient to meet working capital requirements and planned capital expenditures at least through 1999.

Year 2000

         TNMP is actively addressing the Year 2000 issue (Y2K) throughout its operating and office environments. Many existing computer programs were designed and developed to use only two digits to identify a year in the date field. If not addressed, these computer systems could fail, with possible material adverse effects on TNMP's operations.

         In mid-1997 TNMP's information technology staff began to identify and assess corporate software applications, equipment and operating systems. In early 1998, the project was expanded to include professionals from throughout the company to identify and assess embedded systems. TNMP's project to analyze Y2K has included the following phases: identification, assessment, remediation/ implementation and testing.

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

         Generating Units. TNMP owns one power plant, TNP One, which is located in Robertson County, Texas. TNP One has two units that burn lignite as the primary fuel source to generate power. The total lignite supply is provided from a mine adjacent to the power plant. TNMP plans to increase the coal supply to provide for an additional six-week supply prior to January 1, 2000. The plant is also capable of burning natural gas, as well as various waste products. As of June 30, 1999, the TNP One generation plant has completed the assessment, testing and remediation of all mission-critical facilities. Such facilities include the Plant Control Computer, which provides for most of the computerized operations of the boiler and turbine controls, and the Continuous Emissions Monitoring System.

         Integrated testing of the Plant Control Computer at TNP One was completed on Unit 1 in February 1999 and on Unit 2 in April 1999. The integrated testing of the Plant Control Computer detected no Y2K problems.

         In late 1998, tests of the Continuous Emissions Monitoring System determined that only non-critical Y2K issues existed. In April 1999, TNMP completed upgrades to the Continuous Emissions Monitoring System software. Subsequent testing of the Continuous Emissions Monitoring System detected no Y2K issues.

         Distribution System. TNMP is primarily a distribution company. Over 600 suspect distribution system devices have been identified and are being tested. As of June 30, 1999, TNMP has completed the assessment, testing, and remediation of all mission-critical distribution system devices. TNMP is currently testing the remaining devices, and anticipates completing that testing by September 30, 1999. TNMP is testing the devices that have external clock functions. Devices that have no external clock function are being checked with the manufacturer and TNMP is reviewing their testing of those devices. All of TNMP's critical distribution substations have designs which contain redundant relaying or bypass switching schemes to remove failed devices and equipment for normal operations, allowing for quick restoration of power to customers.

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

         As of June 30, 1999, TNMP has completed the testing and remediation of all transmission line electronic protective devices.

         Supervisory Control and Data Acquisition Systems (SCADA) and Energy Management Systems. TNMP has three SCADA systems in Texas and one in New Mexico. A SCADA system reports on the status of protective devices, allows for the remote control of these same devices, and reports and tracks critical power flow information on the transmission and distribution grids. These systems are new, having been upgraded in 1997 and 1998.

         As of June 30, 1999, TNMP has completed the assessment, testing and remediation on two of the Texas SCADA systems. TNMP has scheduled integrated testing of the third Texas SCADA system by the vendor for mid-August.

         TNMP is in the process of replacing the SCADA system in New Mexico, which is not Year 2000 compliant, with a Year 2000 compliant system. This replacement is scheduled for completion by September 30, 1999.

         Information Technology Systems. As of June 30, 1999, 100 percent of TNMP's infrastructure supporting its business systems has been tested and verified as Y2K ready. TNMP has completed the upgrade of its financial and accounting system to a Y2K compliant version. Integrated testing of the upgraded financial system was completed in May 1999, and the testing confirmed that the system was Year 2000 compliant. TNMP expects to implement and test a new customer information system during the third quarter of 1999, and other corporate information systems directly related to TNMP's operations by September 1999. TNMP incorporates unit testing, system testing, integration testing and acceptance testing into the verification methodology.

         Y2K Remediation Cost. The costs associated with TNMP's Y2K efforts are expected to be approximately $10.2 million. Approximately $9 million of that amount is to upgrade or replace various information technology systems, as discussed above, as well as improve the infrastructure to support those systems. As of July 31, 1999, TNMP had spent approximately $8.9 million on Y2K remediation. TNMP does not expect these costs to have a material impact on its financial position or results of operations. TNMP has in the past used, and expects to continue to use, cash flow from operations to fund costs associated with Y2K.

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

         Contingency Plans. The primary operating processes of TNMP's business (e.g., the production, transmission, and distribution of electric power) are subject to contingencies related to weather, equipment failure, and other factors. TNMP has completed Y2K contingency plans by adapting previously existing contingency plans.

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

         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         See Note 6 for information regarding material legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are filed with this report:

         27(a)    Financial Data Schedule for TNP.

         27(b)    Financial Data Schedule for TNMP.

(b)       Reports on Form 8-K:

             * TNP filed a report on Form 8-K dated June 7, 1999, to disclose the proposed acquisition of TNP by SW and ST Corp.

             * TNP filed a report on Form 8-K dated August 10, 1999, to disclose an amendment to the Merger Agreement and provide documentation related to financing agreements for the Merger.


Statement Regarding Forward Looking Information

         The  discussions  in  this  document  that  are not  historical  facts, including, but not limited to, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: interpretation of the legislation enacted in Texas, and its effects on TNMP's business and rates; the effects of recently passed legislation in New Mexico on the regulation of TNMP's business; changes in regulations affecting TNP's and TNMP's businesses; insurance coverage available for claims made in litigation; the effect of a recent Texas Supreme Court decision on the limitations of any actual damages awarded in currently ongoing litigation; future acquisitions or strategic partnerships; general business and economic conditions, and price fluctuations in the electric power market; the effectiveness of TNMP's Y2K mitigation plan, and the timely Y2K compliance by TNP's and TNMP's vendors; and other factors described from time to time in TNP's and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                TNP ENTERPRISES, INC. AND
                            TEXAS-NEW MEXICO POWER COMPANY


                            By \s\ MANJIT S. CHEEMA
                               -------------------------------------------------
                               Manjit S. Cheema
Date: August 11, 1999          Senior Vice President and Chief Financial Officer


                            By \s\ MICHAEL J. RICKETTS
                               -------------------------------------------------
                               Michael J. Ricketts
Date: August 11, 1999          Controller and as Chief Accounting Officer