Form 10-Q
period 1999-09-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 1999-11-12
CIK 741612, 22767

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1999
                                              ------------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from       to
                                                   -----    -----
--------------------------------------------------------------------------------
                        Commission File Number: 1-8847

                             TNP ENTERPRISES, INC.
                            -----------------------
            (Exact name of registrant as specified in its charter)

       Texas                                          75-1907501
  ---------------                        --------------------------------------
(State of incorporation)                 (I.R.S. employer identification number)

       4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113
       -----------------------------------------------------------------
             (Address and zip code of principal executive offices)

        Registrant's telephone number, including area code 817-731-0099
                                                           ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes \X\ No \   \

TNP Enterprises, Inc. had 13,416,566 shares of common stock outstanding as of November 5, 1999.

--------------------------------------------------------------------------------
                        Commission File Number: 2-97230

                        TEXAS-NEW MEXICO POWER COMPANY
                      ----------------------------------
            (Exact name of registrant as specified in its charter)

       Texas                                           75-0204070
       -----                             ---------------------------------------
(State of incorporation)                 (I.R.S. employer identification number)

       4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113
       -----------------------------------------------------------------
             (Address and zip code of principal executive offices)

        Registrant's telephone number, including area code 817-731-0099
                                                           ------------

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

TNP Enterprises, Inc. holds all 10,705 outstanding common shares of Texas-New Mexico Power Company.

                    TNP Enterprises, Inc. And Subsidiaries
                Texas-New Mexico Power Company and Subsidiaries
 Combined Quarterly Report on Form 10-Q for the period ended September 30, 1999

      This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

                               TABLE OF CONTENTS

                        PART I.  FINANCIAL INFORMATION
                        ------------------------------
Item 1.  Financial Statements.

         TNP Enterprises, Inc. (TNP) and Subsidiaries:
             Consolidated Statements of Income
             Three and Nine Month Periods Ended September 30,
               1999, and 1998                                            3
             Consolidated Statements of Cash Flows
             Nine Month Periods Ended September 30, 1999, and 1998       4
             Consolidated Balance Sheets
             September 30, 1999, and December 31, 1998                   5

         Texas-New Mexico Power Company (TNMP) and Subsidiaries:
             Consolidated Statements of Income
             Three and Nine Month Periods Ended September 30,
             1999, and 1998                                              6
             Consolidated Statements of Cash Flows
             Nine Month Periods Ended September 30, 1999, and 1998       7
             Consolidated Balance Sheets
             September 30, 1999, and December 31, 1998                   8
         Notes to Consolidated Financial Statements                      9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.                                     14

                          PART II.  OTHER INFORMATION
                          ---------------------------
Item 1.  Legal Proceedings.                                             21
Item 4.  Submission of Matters to a Vote of Securities Holders.         21
Item 6.  Exhibits and Reports on Form 8-K.                              21
         (a)    Exhibit Index                                           21
         (b)    Reports on Form 8-K                                     21
Statement Regarding Forward Looking Information                         21
Signature page                                                          21

                                              TNP ENTERPRISES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)

                                                               Three Months Ended                Nine Months Ended
                                                                  September 30,                     September 30,
                                                             -----------------------           ----------------------
                                                                1999         1998                1999          1998
                                                             --------      --------            -------       --------
                                                                    (In thousands except per share amounts)
OPERATING REVENUES                                           $190,570      $188,566            $452,722      $456,603
                                                            ---------      --------            --------      --------
OPERATING EXPENSES:
  Purchased power and fuel                                     92,081       103,674             216,435       245,057
  Other operating and maintenance                              27,959        22,869              80,392        68,738
  Depreciation                                                  9,688         9,540              29,175        28,416
  Charge for recovery of stranded plant (Note 3)               17,264          (584)             22,917           577
  Taxes other than income taxes                                 9,627        10,913              25,912        27,489
  Income taxes                                                  8,340         9,078              15,613        15,657
                                                            ---------      --------            --------      --------
       Total operating expenses                               164,959       155,490             390,444       385,934
                                                            ---------      --------            --------      --------


NET OPERATING INCOME                                           25,611        33,076              62,278        70,669
                                                            ---------      --------            --------      --------
OTHER INCOME:
  Other income and deductions, net                                428           434               1,367           902
  Income taxes                                                     (2)          407                 296           462
                                                            ---------      --------            --------      --------
       Other income, net of taxes                                 426           841               1,663         1,364
                                                            ---------      --------            --------      --------

INCOME BEFORE INTEREST CHARGES                                 26,037        33,917              63,941        72,033
                                                            ---------      --------            --------      --------
INTEREST CHARGES:
  Interest on long-term debt                                    9,298        11,835              29,210        36,875
  Other interest and amortization of debt-related costs         1,692         1,192               4,149         3,306
                                                            ---------      --------            --------      --------
       Total interest charges                                  10,990        13,027              33,359        40,181
                                                            ---------      --------            --------      --------

INCOME FROM CONTINUING OPERATIONS                              15,047        20,890              30,582        31,852

Loss from discontinued nonregulated operations (Note 4)           -           2,329                 -           9,432
                                                            ---------      --------            --------      --------

NET INCOME                                                     15,047        18,561              30,582        22,420
Dividends on preferred stock and other                             25            38                 (33)          114
                                                            ---------      --------            --------      --------


INCOME APPLICABLE TO COMMON STOCK                            $ 15,022      $ 18,523            $ 30,615      $ 22,306
                                                            =========      ========            ========      ========


EARNINGS PER SHARE OF COMMON STOCK
Earnings from continuing operations                             $1.12         $1.58               $2.29         $2.40
Loss from discontinued nonregulated operations                    -           (0.18)                -           (0.71)
                                                            ---------      --------            --------      --------
EARNINGS PER SHARE                                              $1.12         $1.40               $2.29         $1.69
                                                            =========      ========            ========      ========

DIVIDENDS PER SHARE OF COMMON STOCK                             $0.29         $0.27               $0.87         $0.81
                                                            =========      ========            ========      ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     13,416        13,263              13,387        13,231
                                                            =========      ========            ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                                              TNP ENTERPRISES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                                                  Nine Months Ended
                                                                                     September 30
                                                                             ----------------------------
                                                                               1999                1998
                                                                             --------            --------
                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                               $ 412,894           $ 467,232
  Purchased power                                                             (195,179)           (210,270)
  Fuel costs paid                                                              (25,963)            (26,953)
  Cash paid for payroll and to other suppliers                                 (68,362)            (89,771)
  Interest paid, net of amounts capitalized                                    (31,126)            (42,232)
  Income taxes refunded (paid)                                                     414              (3,000)
  Other taxes paid                                                             (28,047)            (28,032)
  Other operating cash receipts and payments, net                                   99               1,002
                                                                             ---------           ---------

NET CASH FROM OPERATING ACTIVITIES                                              64,730              67,976
                                                                             ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                   (31,285)            (27,324)
  Additions to other property and nonregulated investments                         -                  (554)
  Withdrawals from (deposits to) escrow account                                  1,952                 -
                                                                             ---------           ---------

NET CASH USED IN INVESTING ACTIVITIES                                          (29,333)            (27,878)
                                                                             ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                (11,729)            (10,841)
  Common stock issuances                                                         4,168               4,647
  Borrowings from (repayments to) revolving credit facilities - net            (62,000)            (38,000)
  Issuances:
     Senior notes, net of discount                                             174,164                 -
  Deferred expenses associated with financings                                  (1,580)                -
  Redemptions:
     Preferred stock, net of gain                                               (1,100)                -
     Secured debentures                                                       (130,000)
     First mortgage bonds                                                          -                  (100)
     Other long-term debt                                                          -                  (104)
                                                                             ---------           ---------

NET CASH USED IN FINANCING ACTIVITIES                                          (28,077)            (44,398)
                                                                             ---------           ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          7,320              (4,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                12,216              15,877
                                                                             ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  19,536           $  11,577
                                                                             =========           =========

RECONCILIATION OF NET INCOME TO NET
     CASH FROM OPERATING ACTIVITIES:
  Net income                                                                 $  30,582           $  22,420
  Adjustments to reconcile net income to net cash from operating activities:
     Depreciation                                                               29,175              28,416
     Charge for recovery of stranded plant                                      22,917                 577
     Amortization of debt-related costs and other deferred charges               4,115               2,749
     Allowance for funds used during construction                                 (735)                (99)
     Deferred income taxes                                                      (3,486)              4,525
     Investment tax credits                                                      4,688                (133)
     Deferred fuel costs                                                       (18,838)                765

Cash flows impacted by changes in current assets and liabilities:
     Accounts payable                                                            1,573              11,453
     Accrued interest                                                           (1,603)             (4,669)
     Accrued taxes                                                              12,110               2,711
     Reserve for customer refund                                               (10,723)              9,982
     Changes in other current assets and liabilities                             2,838             (10,798)
Other, net                                                                      (7,883)                 77
                                                                             ---------           ---------

NET CASH FROM OPERATING ACTIVITIES                                           $  64,730           $  67,976
                                                                             =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                                              TNP ENTERPRISES, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS

                                                                            September 30, 1999        December 31,
                                                                                (Unaudited)               1998
                                                                            ------------------        ------------
                                                                                        (In thousands)
ASSETS
------

UTILITY PLANT:
  Electric plant                                                                 $1,275,321            $1,260,147
  Construction work in progress                                                       6,760                 6,294
                                                                                 ----------            ----------
            Total                                                                 1,282,081             1,266,441
  Less accumulated depreciation                                                     356,103               343,562
                                                                                 ----------            ----------
            Net utility plant                                                       925,978               922,879
                                                                                 ----------            ----------

OTHER PROPERTY AND INVESTMENTS, at cost                                               9,006                10,384
                                                                                 ----------            ----------

CURRENT ASSETS:
  Cash and cash equivalents                                                          19,536                12,216
  Accounts receivable                                                                 3,224                 5,955
  Inventories, at lower of average cost or market:
       Fuel                                                                             608                   677
       Materials and supplies                                                         3,767                 4,567
  Accumulated deferred income taxes                                                   1,100                 2,235
  Other current assets                                                                2,008                 4,403
                                                                                 ----------            ----------
            Total current assets                                                     30,243                30,053
                                                                                 ----------            ----------

REGULATORY TAX ASSETS                                                                 1,757                   -
DEFERRED FUEL COSTS                                                                  20,514                 1,676
DEFERRED CHARGES                                                                     32,754                28,773
                                                                                 ----------            ----------
                                                                                 $1,020,252            $  993,765
                                                                                 ==========            ==========
CAPITALIZATION AND LIABILITIES
------------------------------

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.  Authorized 50,000,000
            shares; issued 13,416,556 shares in 1999 and 13,293,996 in 1998      $  196,686            $  192,518
       Retained earnings                                                            134,745               115,776
                                                                                 ----------            ----------
            Total common shareholders' equity                                       331,431               308,294

  Preferred stock                                                                     1,844                 3,060
  Long-term debt, less current maturities                                           341,222               459,000
                                                                                 ----------            ----------
            Total capitalization                                                    674,497               770,354
                                                                                 ----------            ----------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                              100,000                   -
  Accounts payable                                                                   29,584                28,011
  Accrued interest                                                                    3,417                 5,020
  Accrued taxes                                                                      26,400                14,290
  Customers' deposits                                                                 3,900                 3,609
  Reserve for customer refunds                                                          248                10,971
  Other current liabilities                                                          21,754                25,202
                                                                                 ----------            ----------
            Total current liabilities                                               185,303                87,103
                                                                                 ----------            ----------

REGULATORY TAX LIABILITIES                                                              -                     957
ACCUMULATED DEFERRED INCOME TAXES                                                    96,769                97,346
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                          25,050                20,916
DEFERRED CREDITS (Note 3)                                                            38,633                17,089
COMMITMENTS AND CONTINGENCIES (Note 6)
                                                                                 ----------            ----------
                                                                                 $1,020,252            $  993,765
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

                                          TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                                       (a wholly owned subsidiary of TNP Enterprises, Inc.)
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (Unaudited)

                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30,                      September 30,
                                                                      ----------------------           -----------------------
                                                                       1999           1998               1999           1998
                                                                                          (In thousands)
OPERATING REVENUES                                                    $190,554      $188,553            $452,678      $456,569
                                                                      --------      --------            --------      --------
OPERATING EXPENSES:
  Purchased power and fuel                                              92,081       103,674             216,435       245,057
  Other operating and maintenance                                       25,386        21,871              74,730        65,679
  Depreciation                                                           9,688         9,540              29,175        28,416
  Charge for recovery of stranded plant (Note 3)                        17,264          (584)             22,917           577
  Taxes other than income taxes                                          9,498        10,812              25,549        27,934
  Income taxes                                                           9,620         9,676              18,204        16,622
                                                                      --------      --------            --------      --------
       Total operating expenses                                        163,537       154,989             387,010       384,285
                                                                      --------      --------            --------      --------

NET OPERATING INCOME                                                    27,017        33,564              65,668        72,284
                                                                      --------      --------            --------      --------

OTHER INCOME:
  Other income and deductions, net                                         352           397               1,451           566
  Income taxes                                                              (2)          407                 230           535
                                                                      --------      --------            --------      --------
       Other income, net of taxes                                          350           804               1,681         1,101
                                                                      --------      --------            --------      --------

INCOME BEFORE INTEREST CHARGES                                          27,367        34,368              67,349        73,385
                                                                      --------      --------            --------      --------
INTEREST CHARGES:
  Interest on long-term debt                                             9,107        11,835              28,622        36,875
  Other interest and amortization of debt-related costs                  1,692         1,192               4,149         3,306
                                                                      --------      --------            --------      --------
       Total interest charges                                           10,799        13,027              32,771        40,181
                                                                      --------      --------            --------      --------

NET INCOME                                                              16,568        21,341              34,578        33,204
Dividends on preferred stock and other                                      25            38                 (33)          114
                                                                      --------      --------            --------      --------

INCOME APPLICABLE TO COMMON STOCK                                     $ 16,543      $ 21,303            $ 34,611      $ 33,090
                                                                      ========      ========            ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                          TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                                       (a wholly owned subsidiary of TNP Enterprises, Inc.)
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (Unaudited)
                                                                                     Nine Months Ended
                                                                                        September 30
                                                                                 -------------------------
                                                                                    1999           1998
                                                                                 -------------------------
                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from customers                                                   $ 409,929       $ 448,945
  Purchased power                                                                 (195,179)       (210,270)
  Fuel costs paid                                                                  (25,963)        (26,953)
  Cash paid for payroll and to other suppliers                                     (55,775)        (53,959)
  Interest paid, net of amounts capitalized                                        (30,556)        (42,222)
  Income taxes refunded (paid)                                                      (9,535)          1,039
  Other taxes paid                                                                 (27,484)        (28,452)
  Other operating cash receipts and payments, net                                       (5)            611
                                                                                 ---------       ---------

NET CASH FROM OPERATING ACTIVITIES                                                  65,432          88,739
                                                                                 ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                       (31,104)        (27,221)
  Withdrawal from (deposits to) escrow account                                       1,903             -
                                                                                 ---------       ---------

CASH FLOWS USED IN INVESTING ACTIVITIES                                            (29,201)        (27,221)
                                                                                 ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                    (25,082)        (17,296)
  Borrowings from (repayments to) revolving credit facilities - net                (53,000)        (38,000)
  Issuances:
     Senior notes, net of discount                                                 174,164             -
  Deferred expenses associated with financings                                      (1,580)            -
  Redemptions:
     Preferred stock, net of gain                                                   (1,100)            -
     Secured debentures                                                           (130,000)
     First mortgage bonds                                                              -              (100)
                                                                                 ---------       ---------
NET CASH USED IN FINANCING ACTIVITIES                                              (36,598)        (55,396)
                                                                                 ---------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (367)          6,122
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                     7,977           2,772
                                                                                 ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $   7,610       $   8,894
                                                                                 =========       =========

RECONCILIATION OF NET INCOME TO NET
     CASH FROM OPERATING ACTIVITIES:
  Net income                                                                     $  34,578       $  33,204
  Adjustments to reconcile net income to net cash from operating activities:
     Depreciation of utility plant                                                  29,175          28,416
     Charge for recovery of stranded plant                                          22,917             577
     Amortization of debt-related costs and other deferred charges                   4,115           2,749
     Allowance for funds used during construction                                     (735)            (99)
     Deferred income taxes                                                          (1,199)          8,282
     Investment tax credits                                                          4,632            (224)
     Deferred fuel costs                                                           (18,838)            765

Cash flows impacted by changes in current assets and liabilities:
     Accounts payable                                                                2,346          12,902
     Accrued interest                                                               (1,621)         (4,669)
     Accrued taxes                                                                   4,375           8,044
     Reserve for customer refund                                                   (10,723)          9,982
     Changes in other current assets and liabilities                                 6,123          (1,215)
Other, net                                                                          (9,713)         (9,975)
                                                                                 ---------       ---------

NET CASH FROM OPERATING ACTIVITIES                                               $  65,432       $  88,739
                                                                                 =========       =========

The accompanying notes are an integral part of these consolidated financial statements.

                                          TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
                                       (a wholly owned subsidiary of TNP Enterprises, Inc.)
                                                    CONSOLIDATED BALANCE SHEETS

                                                                          September 30, 1999   December 31,
                                                                              (Unaudited)          1998
                                                                          ------------------   ------------
                                                                                   (In thousands)
ASSETS
------

UTILITY PLANT:
  Electric plant                                                              $1,275,297       $1,260,099
  Construction work in progress                                                    6,761            6,294
                                                                              ----------       ----------
            Total                                                              1,282,058        1,266,393
  Less accumulated depreciation                                                  356,103          343,562
                                                                              ----------       ----------
            Net utility plant                                                    925,955          922,831
                                                                              ----------       ----------

OTHER PROPERTY AND INVESTMENTS, at cost                                              213            2,116
                                                                              ----------       ----------

CURRENT ASSETS:
  Cash and cash equivalents                                                        7,610            7,977
  Accounts receivable                                                                413              923
  Inventories, at lower of average cost or market:
       Fuel                                                                          608              677
       Materials and supplies                                                      3,767            4,567
  Other current assets                                                             1,653            4,093
                                                                              ----------       ----------
            Total current assets                                                  14,051           18,237
                                                                              ----------       ----------

REGULATORY TAX ASSETS                                                              1,757              -
DEFERRED FUEL COSTS                                                               20,514            1,676
DEFERRED CHARGES                                                                  32,755           28,706
                                                                              ----------       ----------
                                                                              $  995,245       $  973,566
                                                                              ==========       ==========
CAPITALIZATION AND LIABILITIES
------------------------------

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share.
            Authorized 12,000,000 shares; issued 10,705 shares                $      107       $      107
       Capital in excess of par value                                            222,149          222,149
       Retained earnings                                                          89,451           79,840
                                                                              ----------       ----------
            Total common shareholder's equity                                    311,707          302,096
  Redeemable cumulative preferred stock                                            1,844            3,060
  Long-term debt, less current maturities                                        341,223          450,000
                                                                              ----------       ----------
            Total capitalization                                                 654,774          755,156
                                                                              ----------       ----------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                           100,000              -
  Accounts payable                                                                29,234           26,888
  Accrued interest                                                                 3,383            5,004
  Accrued taxes                                                                   24,824           20,449
  Customers' deposits                                                              3,899            3,609
  Accumulated deferred income taxes                                                  802              649
  Reserve for customer refunds                                                       248           10,971
  Other current liabilities                                                       19,090           17,076
                                                                              ----------       ----------
            Total current liabilities                                            181,480           84,646
                                                                              ----------       ----------

REGULATORY TAX LIABILITIES                                                           -                957
ACCUMULATED DEFERRED INCOME TAXES                                                 96,154           93,378
ACCUMULATED DEFERRED INVESTMENT TAX CREDITS                                       25,050           22,729
DEFERRED CREDITS (Note 3)                                                         37,787           16,700
COMMITMENTS AND CONTINGENCIES (Note 6)
                                                                              ----------       ----------
                                                                              $  995,245       $  973,566
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

Note 2.  Acquisition

         TNP, SW Acquisition, L.P. (SW), a limited partnership organized and existing under the laws of Texas, and ST Acquisition Corp. (ST Corp.), a Texas corporation wholly owned by SW, have entered into an Agreement and Plan of Merger, dated as of May 24, 1999 (the Merger Agreement), which provides for a merger of TNP with and into ST Corp., with TNP being the surviving corporation (the Merger). Under the terms of the Merger Agreement, which TNP's board of directors unanimously approved, each issued and outstanding share of common stock of TNP will be canceled and converted automatically into the right to receive $44.00 in cash, subject to dissenting shareholders' rights under the Texas Business Corporation Act. The Merger will convert TNP from a listed public corporation to a privately owned corporation.

         TNP expects the Merger to close early in 2000. The Merger Agreement is subject to financing, and requires various approvals. To date, approvals have been obtained from TNP's shareholders, the Federal Trade Commission (FTC), and the Federal Energy Regulatory Commission (FERC). Approvals are still pending before the state regulators in Texas and New Mexico. Information regarding the approval status in each jurisdiction is as follows:

         Shareholder Approval. A special meeting of TNP shareholders was held September 22, 1999, at which shareholders approved the Merger, with more than 98 percent of the votes cast favoring the transaction. The affirmative votes represented approximately 81 percent of the outstanding shares of TNP.

         FERC. On July 9, 1999, TNMP and SW filed a joint application with the FERC seeking approval of the Merger. Simultaneously, TNMP filed an application with the FERC seeking approval of a Backstop Credit Facility (Credit Facility). As a result of the Merger, TNMP must offer to repurchase certain existing debt. Should holders of this debt accept TNMP's repurchase offer, proceeds from the Credit Facility would fund the repurchase. On September 29, 1999, the FERC issued an order approving the Merger, concluding that the Merger would be consistent with the public interest. The FERC issued an order approving the Credit Facility on September 30, 1999.

         Federal Trade Commission (FTC). On September 3, 1999, TNMP filed an application with the FTC seeking approval of the Merger, as required under the Hart-Scott-Rodino Act. The FTC approved the application on September 21, 1999.

         Texas. On July 15, 1999, TNP and TNMP filed an application with the Public Utility Commission of Texas (PUCT) seeking a determination that the Merger is consistent with the public interest. The PUCT is considering TNMP's application. The staff of the PUCT filed testimony on October 22, 1999. A hearing before the PUCT held November 2, 1999, was recessed until November 12, 1999, to allow parties additional time to work toward a settlement in the case. On November 10, 1999, TNMP and the staff of the PUCT agreed to a settlement that resolves all issues between the two parties. The remaining parties will indicate their positions before hearings on the matter resume on November 12, 1999. TNMP expects the PUCT to issue its final decision early in 2000.

         New Mexico. Also on July 15, TNMP filed an application with the New Mexico Public Regulation Commission (NMPRC) seeking to obtain all approvals and authorizations necessary to consummate the Merger, including approval of the Credit Facility described above. On October 8, 1999, the Staff of the NMPRC filed testimony recommending approval of the Merger, subject to certain financial and operational commitments of TNMP. On October 18, 1999, TNMP filed testimony agreeing to make the proposed commitments. No other parties opposed the Merger. Hearings before the NMPRC were held October 25 and 26, 1999. TNMP anticipates receiving an order from the NMPRC prior to the end of the year.

Note 3.  Regulatory Matters

 Texas

         New Legislation. On September 1, 1999, new legislation that establishes competition in the Texas electric utility industry went into effect. The new legislation will implement retail competition for customers in most areas of Texas on January 1, 2002. Among other provisions, the new legislation:

         . Freezes base rates through December 31, 2001, based on the levels in effect on September 1, 1999 adjusted for changes in the fixed fuel factor which passes through fuel and purchased power energy costs to customers.

         . Allows a utility to recover 100% of its verifiable stranded costs via several methods, including:

             . Redirection of depreciation - A utility may redirect all or a part of the depreciation related to transmission and distribution assets to its generation assets for the periods 1998 through 2001.

             . Application of earnings in excess of an allowed rate of return - During the freeze period, utilities' earnings are capped by the cost of capital approved in the utility's most recent rate proceeding before the PUCT. For TNMP, the cap is a 10.53% return on rate base. Earnings in excess of the cap will be used to reduce the net book value of generation assets.

             . Securitization - A utility may securitize 100% of its regulatory assets and up to 75% of its estimated stranded costs, and recover those costs from its customers through a competition transition charge approved by the PUCT.

             . Assessment of a competition transition charge - After the freeze period (January 1, 1999 through December 31, 2001), stranded costs that have not been recovered by one of the methods above will be recovered through a competition transition charge levied upon all retail customers within a utility's geographical certificated service area as it existed on May 1, 1999.

         . Establishes four alternatives for quantifying the final amount of stranded costs to be used in establishing the competition transition charge, and provides a framework for reconciling estimated stranded costs to the actual stranded costs quantified using those methods. Reconciliation will occur sometime after January 10, 2004, according to a schedule to be established by the PUCT.

         . Requires utilities to disaggregate, on or before January 1, 2002, into three distinct businesses: generation, transmission and distribution, and retail electric provider. A retail electric provider is an entity that sells electric energy to retail customers in Texas. Such an entity cannot own or operate generation assets.

         . Provides that once customer choice begins on January 1, 2002, residential and small commercial customers who do not choose an alternative provider will continue to be served by TNMP's affiliate retail energy provider at a price which is 6% lower than the rate in effect on January 1, 1999, adjusted to reflect a fuel factor that the PUCT shall determine as of December 31, 2001.

         Prior to the new legislation, TNMP had been operating under a transition-to-competition plan (Transition Plan) approved by the PUCT in 1998. The Transition Plan provides that it will be modified to conform to any legislation enacting competition in the electric utility industry. On October 6, 1999, TNMP filed a Conformed Stipulation with the PUCT. The Conformed Stipulation identifies all of the provisions in the Transition Plan that TNMP believes must be changed in order for the Transition Plan to comply with the new legislation. The PUCT is considering TNMP's Conformed Stipulation in concert with its consideration of a contest to TNMP's Earnings Report. Details of that proceeding are discussed below in the section titled "Earnings Monitoring Report".

         TNP's and TNMP's consolidated financial statements reflect the application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which provides for recognition of the economic effects of rate regulation. The passage of the new legislation raises the issue of whether SFAS 71 should continue to be applied to the generation/power supply portion of TNMP's Texas business. EITF 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS Statements No. 71 and 101," states that application of SFAS 71 should stop "when deregulatory legislation is passed or when a rate order (whichever is necessary to effect the change in the jurisdiction) that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued." While the new legislation provides the framework as to how competition will be implemented, it delegates significant authority to the PUCT to resolve uncertainties regarding implementation of competition. As a result of this situation, and with the uncertainty regarding conforming the Transition Plan to the new legislation, currently TNMP cannot reasonably determine how the new legislation will affect the generation/power supply portion of its Texas business. Therefore, TNMP will continue to apply SFAS 71 to that portion of its business until a reasonable determination of the impact of the new legislation can be made. TNMP is participating in a series of workshops sponsored by the PUCT that are designed to address numerous unresolved issues surrounding the implementation of competition.

         Management has calculated excess earnings for the three months ended September 30, 1999, based on the provisions of the new legislation. The calculation resulted in a reduction to third quarter pre-tax operating income of $17.3 million ($0.80 per share). For the nine months ended September 30, 1999, excess earnings reduced pre-tax operating income by $22.9 million ($1.06 per share). The amounts previously recorded in the first quarter for stranded cost recovery under the Transition Plan have been reclassified, and along with the excess earnings, are displayed in the income statement under the caption "Charge for recovery of stranded plant" and included in the balance sheet as a regulatory liability under the caption "Deferred Credits".

         Earnings Monitoring Report. On May 17, 1999, TNMP filed its Electric Investor-Owned Utilities Earnings Report (Earnings Report) with the PUCT. Simultaneously, TNMP filed an Addendum to the Earnings Report (Addendum) detailing TNMP's calculation of excess earnings under the Transition Plan for the twelve months ended December 31, 1998. The Addendum showed that TNMP had not earned in excess of the 11.25% return on equity cap established in the Transition Plan. After reviewing the Addendum, the Office of Regulatory Affairs
(ORA) of the PUCT filed a contest to TNMP's earnings report on August 16, 1999, asserting errors in TNMP's calculation of excess earnings. In addition, the ORA proposed to use the Earnings Report contest as a means for conforming the Transition Plan to the new legislation. The PUCT hearing examiner assigned to the Earnings Report agreed, and is considering both issues in one docket.

         The ORA is the only party contesting TNMP's calculation of excess earnings. TNMP and ORA met to discuss ORA's issues regarding the Earnings Report on October 14, 1999. In a letter to the hearing examiner on November 1, 1999, TNMP reported that TNMP and ORA had not yet resolved the Earnings Report issues. TNMP expects to continue discussions with ORA toward resolution of this matter.

         ORA and other parties are involved in determining how to conform the Transition Plan to the new legislation. The parties met on October 14, 1999. Thus far, the parties have been unable to resolve their differences concerning the interaction between the new legislation and the Transition Plan.

 New Mexico

         The New Mexico Legislature opened the state's electric power market to consumer choice with the passage of the Electric Utility Industry Restructuring Act of 1999 (the Act) in April 1999. The Act provides for the phase-in of retail choice beginning January 1, 2001, requires utilities to disaggregate their regulated business activities from those that will be subject to competition, and guarantees recovery of at least 50% of a utility's stranded costs over a five-year period. TNMP's Community Choice transition plan did not define stranded costs, or their recovery, and had specified May 1, 2000, for the beginning of retail choice. As a result, TNMP has reduced its accrual for potential stranded costs in New Mexico from $3.4 million as of December 31, 1998, to $2.1 million as of September 30, 1999.

         On June 8, 1999, the NMPRC entered a Final Order terminating Community Choice. By terminating Community Choice, the NMPRC placed TNMP on the same timetable as other New Mexico utilities with regard to retail competition and restored the pass-through of purchased power costs to customers.

         Community Choice provided for the filing of a rate case by TNMP on June 1, 1999. Notwithstanding the termination of Community Choice, TNMP and the NMPRC Staff agreed that TNMP would file information that would allow the Staff to review the reasonableness of TNMP's rates. Settlement talks between the parties began, with the intent of reaching a settlement without the necessity of filing a rate case. The parties have reached a settlement that resolves the issues between the parties, and are preparing to submit the settlement to the NMPRC for approval. The settlement calls for a decrease in TNMP's base rates of $1.8 million, or 6%, effective October 1, 1999. TNMP expects the NMPRC to act on the proposed settlement during the fourth quarter of 1999.

Note 4.  Discontinued Nonregulated Operations

         As discussed in TNP's and TNMP's 1998 Combined Annual Report on Form 10-K, management discontinued the remaining operations of Facility Works Inc.
(FWI), TNP's wholly owned unregulated subsidiary, in late 1998. All losses incurred by FWI during 1998 have been reclassified as losses from discontinued operations.

Note 5.  Segment and Related Information


         In TNP's and TNMP's 1998 Combined Annual Report on Form 10-K, TNP reported two segments, TNMP, which provides regulated electric service in Texas and New Mexico, and FWI, which before operations were discontinued provided integrated mechanical, electrical, plumbing and other maintenance and repair services to commercial customers in Texas metropolitan areas.

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

                                         Three Months Ended      Nine Months Ended
                                       ----------------------  ----------------------
                                           September 30,           September 30,
                                       ----------------------  ----------------------
                                          1999        1998        1999        1998
                                       -----------  ---------  -----------  ---------
 Texas
------

 Operating revenues                    $  169,708   $ 164,166   $  390,853  $ 391,660
 Net income                                16,247      19,389       30,880     28,666
 Total assets at September 30, 1999
  and December 31, 1998                   839,916     839,771      839,916    839,771


 New Mexico
-----------

 Operating revenues                    $   20,846   $  24,387   $   61,825  $  64,909
 Net income                                   321       1,952        3,698      4,538
 Total assets at September 30, 1999
  and December 31, 1998                    86,039      82,623       86,039     82,623


 All Other and Eliminations
---------------------------

 Operating revenues                    $       16   $      13   $       44  $      34
 Net loss                                  (1,522)     (2,780)      (3,996)   (10,784)
 Total assets at September 30, 1999
  and December 31, 1998                    94,297      71,371       94,297     71,371

 Consolidated
-------------

 Operating revenues                    $  190,570   $ 188,566   $  452,722  $ 456,603
 Net income                                15,046      18,561       30,582     22,420
 Total assets at September 30, 1999
  and December 31, 1998                 1,020,252     993,765    1,020,252    993,765

Note 6.  Commitments and Contingencies

 Legal Proceedings

         Clear Lake. TNMP and Clear Lake Limited Partnership ("Clear Lake") agreed in March 1999 to settle the lawsuit styled Clear Lake Cogeneration Limited Partnership vs. Texas-New Mexico Power Company, pending in the 234th District Court of Harris County, Texas, and the parallel proceeding pending before the PUCT. The PUCT approved the settlement on July 15, 1999. These proceedings arose out of disagreements between TNMP and Clear Lake over the interpretation of certain terms of an agreement under which TNMP purchases cogenerated electricity from Clear Lake.

         Under the settlement, TNMP, Clear Lake, and Calpine Power Services Company (an affiliate of Clear Lake) have entered into a revised purchased power contract effective as of October 1, 1998, governing energy and capacity transactions between the parties. In addition, TNMP agreed to pay Clear Lake $8 million, subject to PUCT approval of the settlement.

         The PUCT order approving the settlement ensures that TNMP's customers will realize the savings associated with the revised purchased power contract between TNMP and Clear Lake. The order also requires TNMP to defer recognition of the $8 million payment that TNMP made to Clear Lake in September 1999 as part of the settlement, and include amortization of the payment in its calculation of excess earnings over the life of the revised purchased power contract.

         Phillips Petroleum. TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, filed on October 1, 1997 and pending in the 149th State District Court of Brazoria County, Texas. The suit, which is in the discovery stage, is based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips Petroleum Company is seeking the recovery of damages arising from the interruption and in May 1999 demanded payment in the amount of $47.1 million. TNMP's tariff approved by the PUCT contains limitations against recovery of the great majority of Phillip's alleged damages. The Texas Supreme Court, in another matter, has recently upheld the enforceability of such tariff limitations in litigation of this type; TNMP believes the ruling will operate to substantially limit any recovery by Phillips to the cost of its electrical equipment in the event that any damages are awarded in this matter. Discovery has not sufficiently progressed to quantify any damages to Phillips electrical equipment; however, Phillips has previously reported to the SEC that it incurred costs of approximately $2.0 million in this interruption. In May 1999, TNMP filed a Third Party Petition naming Sweeny Cogeneration Limited Partnership, the operator of cogeneration and related facilities at the Phillips refinery, as a defendant. TNMP has previously charged to earnings the deductible amount of its insurance coverage, $500,000.

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

 Overall Results

         TNP had income applicable to common stock of $15.0 million for the quarter ended September 30, 1999 (current quarter) as compared to income of $18.5 million for the quarter ended September 30, 1998. Earnings for the third quarter of 1998 included the loss on FWI's discontinued operations. Excluding that unusual item, earnings for the third quarter of 1998 were $20.9 million.

         TNP had income applicable to common stock of $30.6 million for the nine months ended September 30, 1999 (year-to-date), as compared to $22.3 million for the nine months ended September 30, 1998. Excluding the unusual item noted above and a one time charge for Transition Plan implementation ($3.1 million), earnings for the nine months ended September 30, 1998, were $34.9 million.

         Since the operations of TNMP (the principal subsidiary) currently represent most of TNP's operations, the following discussion focuses on TNMP's operations unless noted otherwise.

         Under the new legislation, TNMP's earnings on its Texas operations are capped at a 10.53% return on rate base. TNMP will apply Texas earnings in excess of the cap to recover stranded plant. Based on the provisions of the new legislation, TNMP recorded pre-tax excess earnings of $17.3 million ($0.80 per share) for the three months ended September 30, 1999. In the third quarter of 1998, TNMP recorded negative excess earnings, based on the Transition Plan, of $0.8 million ($0.06 per share) due to resolution of a billing matter.

         Excess earnings for the nine months ended September 30, 1999 were $22.9 million ($1.06 per share) based on the new legislation. For the corresponding 1998 period, TNMP recorded excess earnings of $1.2 million ($.05 per share) under the Transition Plan. The $1.2 million was applied equally between additional depreciation and provision for rate refund, according to PUCT guidelines. The portion of 1998 excess earnings applied to additional depreciation has been reclassified as "Charge for recovery of stranded plant".

         TNMP's income applicable to common stock was $16.5 million for the quarter ended September 30, 1999, as compared to $21.3 million for the quarter ended September 30, 1998. For the nine months ended September 30, TNMP's income applicable to common stock was $34.6 million in 1999 as compared to $33.1 million in 1998. Excluding the effect of the 1998 Transition Plan costs discussed earlier, earnings for the third quarter of 1998 were $36.2 million.

         The changes in TNMP's earnings for the quarter and the year-to-date are attributable to the factors listed below (in millions):

                                                                 Three Months  Nine Months
                                                                     Ended        Ended
                                                                    9/30/99      9/30/99
                                                                   --------       ------
New Mexico stranded cost adjustment (Note 3)                       $    -         $  1.3
Other changes in base revenues                                         (6.8)       (10.1)
Non-pass through purchased power and fuel expenses                     20.4         32.0
Transmission expenses                                                  (1.4)        (6.5)
Charge for recovery of stranded plant                                 (17.8)       (22.3)
Interest                                                                2.2          7.4
All other (including income tax effects on the items above)            (1.4)        (3.4)
                                                                   --------       ------
 Earnings decrease excluding one-time items                            (4.8)        (1.6)
One-time Transition Plan costs (including tax effects)                    -          3.1
                                                                   --------       ------
 Earnings increase (decrease) including one-time items             $   (4.8)      $  1.5
                                                                   ========       ======

 Operating Revenues

     The components of TNMP's base revenues are summarized in the following tables (in thousands).

                              Three Months Ended September 30,   Nine Months Ended September 30,
                              ---------------------------------  --------------------------------
                                                     Increase                           Increase
                                1999       1998     (Decrease)     1999       1998     (Decrease)
                              ---------  ---------  -----------  ---------  ---------  ----------
     Operating revenues       $ 190,554  $ 188,553   $   2,001   $ 452,678  $ 456,569   $ (3,891)

     Pass-through expenses       69,735     60,917       8,818     152,008    148,667      3,341
                               --------   --------      ------    --------   --------    -------

     Base revenues            $ 120,819   $ 127,636   $ (6,817)  $ 300,670  $ 307,902   $ (7,232)
                               ========    ========     =======   ========   ========    =======

     Pass-through expenses in Texas include fuel and the energy-related portion of purchased power. In New Mexico, the composition of pass-through expenses changed on July 1, 1999, as described in Note 3. Details of pass-through expenses are discussed under "Results of Operations -- Operating Expenses."

     The following table summarizes the components of the changes in base revenues for the three and nine months ended September 30, 1999 compared to the same periods in 1998 (in thousands).

                Base revenues
                -------------
                Weather related                       $ (1,726) $  (3,101)
                Customer growth                          2,004      4,439
                New Mexico purchased power
                 recovery effects from
                 termination of Community Choice        (5,255)    (2,318)
                Industrial - firm rate sales              (710)    (2,658)
                Clear Lake standby revenue                (818)    (2,453)
                Other                                     (312)    (4,017)
                                                       -------   --------
                  Other changes in base revenues        (6,817)   (10,108)
                New Mexico stranded cost adjustment         -       1,314
                                                       -------   --------
                   Base revenues increase (decrease)
                    before one-time items               (6,817)    (8,794)
                One-time Transition Plan refund             -       1,562
                                                       -------   --------
                   Base revenues increase (decrease)  $ (6,817) $  (7,232)
                                                       =======   ========

     Base revenues decreased $6.8 million in the current quarter due the absence of standby revenue payments resulting from the Clear Lake settlement and the reclassification of revenues received for the recovery of purchased power costs in New Mexico. In addition, base revenues decreased because even though combined commercial and residential sales were above normal, they did not reach the levels achieved during last year's hot summer. The decrease was partially offset by customer growth.

     As discussed in Note 3, the NMPRC terminated Community Choice and, as of July 1, 1999, restored the pass-through of purchased power costs to TNMP's New Mexico customers. Under Community Choice, the difference between purchased power recovery and actual purchased power costs affected operating income. The termination of Community Choice limits purchased power recovery to actual purchased power costs incurred and does not affect operating income.

     Year-to-date base revenues decreased $7.2 million from the same period in 1998. In addition to the factors cited for the third quarter decrease, year-to-date base revenues decreased due to the loss of a significant industrial customer and a renegotiated contract with a second significant industrial customer.

     The following table summarizes the components of gigawatt-hour (GWH) sales.

                           Three Months Ended September 30,   Nine Months Ended September 30,
                           ---------------------------------  --------------------------------
                                                 Increase                           Increase
                             1999      1998     (Decrease)      1999      1998     (Decrease)
                           --------  --------  -------------  --------  --------  ------------
     GWH sales:
     ----------
     Residential                883       896           (13)     1,925     1,917            8
     Commercial                 595       589             6      1,469     1,435           34
     Industrial:
      Firm                      144       108            36        388       407          (19)
      Economy                 1,059     1,155           (96)     3,256     3,383         (127)
     Power marketing             14        76           (62)        62       345         (283)
     Other                       30        32            (2)        83        84           (1)
                              -----     -----          ----      -----     -----         ----

        Total GWH sales       2,725     2,856          (131)     7,183     7,571         (388)
                              =====     =====          ====      =====     =====         ====

     Current quarter and year-to-date sales decreased 131 GWHs (or 5%) and 388 GWHs (or 5%), respectively, as compared to the corresponding 1998 periods. The current quarter decrease resulted primarily from reduced sales to a significant industrial customer and reduced off-system sales. In addition, commercial and residential sales did not reach the levels experienced during last year's hot summer, even though those sales were higher than normal. The decrease was partially offset by customer growth in the commercial class. Year-to-date sales decreased for the same reasons and due to the loss of a significant customer.

 Operating Expenses

     The following table summarizes the components of TNMP's total operating expenses (in thousands).

                                               Three Months Ended September 30,   Nine Months Ended September 30,
                                              ----------------------------------  --------------------------------
                                                                      Increase                           Increase
                                                1999        1998     (Decrease)     1999       1998     (Decrease)
                                              ---------  ----------  -----------  ---------  ---------  ----------
     Purchased power and fuel expenses:
      Pass through expenses:
        Purchased power                        $ 61,580   $ 51,362     $ 10,218    $128,679   $121,465   $  7,214
        Fuel                                      8,155      9,555       (1,400)     23,329     27,202     (3,873)
                                               --------   --------     --------    --------   --------   --------
                                                 69,735     60,917        8,818     152,008    148,667      3,341
                                               --------   --------     --------    --------   --------   --------
      Non-pass through expenses:
        Purchased power                          21,821     42,297      (20,476)     63,265     95,147    (31,882)
        Fuel                                        525        460           65       1,162      1,243        (81)
                                               --------   --------     --------    --------   --------   --------
                                                 22,346     42,757      (20,411)     64,427     96,390    (31,963)
                                               --------   --------     --------    --------   --------   --------
     Total                                       92,081    103,674      (11,593)    216,435    245,057    (28,622)

     Transmission expense                         4,650      3,268        1,382      15,056      8,556      6,500

     Depreciation expense                         9,688      9,540          148      29,175     28,416        759

     Charge for recovery of stranded plant       17,264       (584)      17,848      22,917        577     22,340

     Other operating expenses                    20,736     18,603        2,133      59,674     57,123      2,551

     Income and other tax expenses               19,118     20,488       (1,370)     43,753     44,556       (803)
                                               --------   --------     --------    --------   --------   --------

     Operating expenses                        $163,537   $154,989     $  8,548    $387,010   $384,285   $  2,725
                                               ========   ========     ========    ========   ========   ========

     Overall, current quarter and year-to-date operating expenses increased by $8.5 million and $2.7 million, respectively. The increase reflects higher charges for recovery of stranded plant as discussed in Note 3 and higher transmission expenses partially offset by lower purchased power costs.

  Purchased Power and Fuel Expenses

     As discussed in Note 3, the NMPRC terminated Community Choice in the second quarter. Under Community Choice, rates for recovery of New Mexico purchased power costs were frozen, except those charged to certain industrial customers. The NMPRC order terminating Community Choice required TNMP to pass through to all customers New Mexico purchased power costs as of July 1, 1999. As a result, $5.9 million of third quarter New Mexico purchased power costs were recorded as pass-through expenses. Those costs would have been recorded as non-pass through expenses under Community Choice.

     In the third quarter of 1999, purchased power and fuel expenses decreased $11.6 million from the level incurred during the third quarter of 1998. For the year-to-date, purchased power and fuel expenses decreased $28.6 million as compared to 1998. Non pass-through expenses decreased $20.4 million for the quarter and $32.0 million for the year-to-date, reflecting lower demand costs resulting from the replacement of purchases from TXU with purchases from lower cost providers and significant reductions of the rate under which TNMP purchases capacity from Clear Lake. The rate reductions are a component of the Clear Lake settlement. The decreases in non-pass through costs were partially offset by increases in pass-through expenses of $8.8 million and $3.3 million for the quarter and year-to date, respectively, due to increases in the cost of energy purchased in the spot market during the third quarter that were caused by the extreme weather this summer.

  Transmission Expenses

     Transmission expenses increased $1.4 million for the quarter and $6.5 million for the nine months ended September 30, 1999, as compared to the same periods in 1998. The higher expenses were due to discontinued reimbursements in accordance with the Clear Lake settlement, and a new allocation of transmission costs that the PUCT approved in July 1999. The increased transmission expense approved by the PUCT resulted from the termination of the majority of the TXU purchased power contract at the beginning of 1999. Terminating the contract has produced purchased power savings, but its effects have been partially offset by the higher transmission payments approved by the PUCT. Partially offsetting these increases was a second action by the PUCT during September 1999. In accordance with the new legislation discussed in Note 3, the PUCT approved a change in the method of allocating transmission costs effective September 1, 1999. As a result of this change, TNMP expects transmission expenses in the fourth quarter of 1999 to be $1.5 million lower than they would have been without the change. However, this outcome is subject to further action by the PUCT in connection with a Texas utility's challenge to its September 1999 decision.


  Charge for Recovery of Stranded Plant

     Please see Note 3 and the section "Overall Results" for a discussion of the excess earnings calculation under the new legislation in Texas.

  Depreciation Expenses, Other Operating Expenses, Income and Other Tax Expenses

     Depreciation expense increased by $0.1 million and $0.8 million for the quarter and nine months ended September 30, 1999, respectively, compared to 1998. The increases are due to additions to depreciable plant partially offset by lower depreciation rates established under the Transition Plan.

     Other operating expenses for TNMP increased by $2.1 million for the current quarter, and $2.6 million for the year-to-date, as compared to the corresponding 1998 periods. The increase resulted primarily from higher costs associated with payroll, benefits, and outside services.

     Current quarter income and other tax expenses for TNMP decreased $1.3 million and 0.8 million for the nine months ended September 30, 1999, compared to the corresponding 1998 periods. The decrease for the quarter reflects lower payments for street rental and revenue related taxes. For the year to date, the decrease in the quarter is partially offset by higher income taxes due to higher pre-tax income.

     Other operating expenses for TNP include $1.5 million and $3.3 million of costs related to the acquisition discussed in Note 2 for the quarter and year-to-date, respectively.

 Interest Expense

     Interest charges decreased by $2.2 million for the quarter and $7.4 million for the year-to-date from 1998 levels due to TNMP's January 1999 issuance of $175 million of 6.25% senior notes, which replaced $130 million of 12.5% secured debentures.

Financial Condition

 Liquidity

     TNP's main sources of liquidity are cash flow from operations and borrowings from credit facilities. TNP's cash flow from operations was lower for the current year-to-date than during the same period in 1998 due to lower receipts from customers. This decrease was offset somewhat by lower payments for purchased power and interest costs. The changes in TNMP's cash flow from operations mirrored those of TNP.

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

     As described in Note 2, the FERC has granted TNMP authority to issue a Backstop Credit Facility (Credit Facility), and the NMPPRC is considering such approval. Completion of the Merger will require that TNMP offer to repurchase certain existing debt. If holders of this debt accept TNMP's repurchase offer, proceeds from the Credit Facility would fund the repurchase.

     TNMP has sufficient liquidity to satisfy any known contingencies. Management believes cash flow from operations, the new debt described above, and periodic borrowings under its remaining revolving credit facility should be sufficient to meet working capital requirements and planned capital expenditures at least through the fall of 2000.

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

     Generating Units. TNMP owns one power plant, TNP One, which is located in Robertson County, Texas. TNP One has two units that burn lignite as the primary fuel source to generate power. The total lignite supply is provided from a mine adjacent to the power plant. TNMP plans to increase the coal supply to provide for an additional six-week supply prior to January 1, 2000. The plant is also capable of burning natural gas, as well as various waste products. As of June 30, 1999, the TNP One generation plant completed the assessment, testing and remediation of all mission-critical facilities.

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

     Distribution System. TNMP is primarily a distribution company. Over 600 suspect distribution system devices have been identified and are being tested. As of June 30, 1999, TNMP completed the assessment, testing, and remediation of all mission-critical distribution system facilities. TNMP has tested the devices that have external clock functions. Devices that have no external clock function have been checked with the manufacturer and TNMP has reviewed their testing of those devices. All of TNMP's critical distribution substations have designs which contain redundant relaying or bypass switching schemes to remove failed devices and equipment for normal operations, allowing for quick restoration of power to customers.

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

     As of June 30, 1999, TNMP completed the testing and remediation of all transmission line electronic protective devices.

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

     As of August 30, 1999, TNMP completed the assessment, testing and remediation of the three Texas SCADA systems.

     On November 1, 1999, TNMP completed the process of replacing the SCADA system in New Mexico, which is not Year 2000 compliant, with a Year 2000 compliant system.

     Information Technology Systems. As of June 30, 1999, 100 percent of TNMP's infrastructure supporting its business systems has been tested and verified as Y2K ready. TNMP has completed the upgrade of its financial and accounting system to a Y2K compliant version. Integrated testing of the upgraded financial system was completed in May 1999, and the testing confirmed that the system was Year 2000 compliant. A new customer information system, which has been Y2K tested, was implemented in August 1999. Other corporate information systems directly related to TNMP's operations were installed and tested by September 1999. TNMP incorporates unit testing, system testing, integration testing and acceptance testing into the verification methodology.

     Y2K Remediation Cost.  The costs associated with TNMP's Y2K efforts are
expected to be approximately $10.2 million.   Approximately $9 million of that
amount is to upgrade or replace various information technology systems, as discussed above, as well as improve the infrastructure to support those systems. As of September 30, 1999, TNMP had spent approximately $9.9 million on Y2K remediation. TNMP does not expect these costs to have a material impact on its financial position or results of operations. TNMP has in the past used, and expects to continue to use, cash flow from operations to fund costs associated with Y2K.

     Third-Party Vendors. In addition to its own mitigation plan, TNMP is actively working with its key vendors and other third parties with which TNMP has a material relationship to assist such parties in achieving compliance with respect to Y2K in those systems affecting TNMP's operations. Such parties include electric power providers in Texas and New Mexico; the fuel, ash disposal, and limestone contractors at TNP One; transmission and distribution material suppliers; and banking partners. Although TNMP believes that such persons are working diligently to properly address Y2K, TNMP cannot guarantee that these third-party systems will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with TNMP's systems, would not have a material adverse effect on TNMP.

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

         PART II - OTHER INFORMATION
         ---------------------------

Item 1.  Legal Proceedings.

         See Note 6 for information regarding material legal proceedings.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         At the special meeting of the Company's shareholders on September 22, 1999, the shareholders approved the adoption of the Agreement and Plan of Merger and approved the merger.

         The vote was 10,893,305 shares for; 107,777 shares against; and 36,721 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

         The following exhibits are filed with this report:

         27(a)  Financial Data Schedule for TNP.

         27(b)  Financial Data Schedule for TNMP.

(b)      Reports on Form 8-K - None.

Statement Regarding Forward Looking Information

         The discussions in this document that are not historical facts, including, but not limited to, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: interpretation of the legislation enacted in Texas, and its effects on TNMP's business and rates; the effects of recently passed legislation in New Mexico on the regulation of TNMP's business; changes in regulations affecting TNP's and TNMP's businesses; PUCT and NMPRC action on the proposed acquisition; insurance coverage available for claims made in litigation; the effect of a recent Texas Supreme Court decision on the limitations of any actual damages awarded in currently ongoing litigation; future acquisitions or strategic partnerships; general business and economic conditions, and price fluctuations in the electric power market; the effectiveness of TNMP's Y2K mitigation plan, and the timely Y2K compliance by TNP's and TNMP's vendors; and other factors described from time to time in TNP's and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.
                                  SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                    TNP ENTERPRISES, INC. AND
                                TEXAS-NEW MEXICO POWER COMPANY


                                By \s\ MANJIT S. CHEEMA
                                   --------------------
                                  Manjit S. Cheema
Date: November 11, 1999           Senior Vice President and Chief Financial
                                  Officer


                                By \s\ MICHAEL J. RICKETTS
                                   -----------------------
                                  Michael J. Ricketts
Date: November 11, 1999           Controller and as Chief Accounting Officer