Form 10-K405
period 1999-12-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2000-02-25
CIK 741612, 22767

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  ___________


                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


(X) COMBINED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the fiscal year ended DECEMBER 31, 1999
                                       OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from         to
                                   -------    -------
-------------------------------------------------------------------------------

                             TNP ENTERPRISES, INC.
            (Exact name of registrant as specified in its charter)

     Texas                  4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113              Commission File
---------------             -----------------------------------------------------------------              Number: 1-8847
   (State of                     (Address and zip code of principal executive offices)                             ------
 incorporation)

                                  Telephone number, including area code:  817-731-0099                       75-1907501
                                                                          ------------                  -------------------
                                                                                                         (I.R.S. employer
                                                                                                        identification no.)
Securities registered pursuant to  Section 12(b) of the Act:

                                                      Shares Outstanding                                Name of each exchange
    Title of each class                              on February 15, 2000                                on which registered
--------------------------                           --------------------                              -----------------------
Common stock, no par value                                13,445,494                                   New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.    \X\

     The aggregate market value of TNP Enterprises, Inc. common stock held by nonaffiliates on February 15, 2000, was $566,024,406 based on the common stock's closing price on the New York Stock Exchange on the same date of $42.75 per share.

         ------------------------------------------------------------

                        TEXAS-NEW MEXICO POWER COMPANY
            (Exact name of registrant as specified in its charter)

     Texas                  4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113                   Commission File
--------------              -----------------------------------------------------------------                   Number: 2-97230
   (State of                      (Address and zip code of principal executive offices)                                 -------
incorporation)
                                  Telephone number, including area code:  817-731-0099                            75-0204070
                                                                                                             -------------------
                                                                                                               (I.R.S. employer
                                                                                                             identification no.)
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                                                                                                             Name of each exchange
Title of each class                                                                                           on which registered
-------------------                                                                                          ---------------------
First mortgage bonds:         Series U, 9.25% due 2000                                                               None
Secured debentures:           Series A, 10.75% due 2003                                                              None
Senior notes:                 6.25% due 2009                                                                         None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes \X\  No \  \

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
K or any amendment to this Form 10-K.    \X\

     TNP Enterprises, Inc. holds all 10,705 outstanding common shares of Texas-New Mexico Power Company.

-------------------------------------------------------------------------------

                     TNP ENTERPRISES INC. AND SUBSIDIARIES
                TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999

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

                               TABLE OF CONTENTS

Glossary of Terms.....................................................   4

                                    Part I

Item 1.    BUSINESS...................................................   6
           Introduction...............................................   6
           Acquisition................................................   6
           TNMP's Service Areas.......................................   6
           Seasonality of Business....................................   7
           Sources of Energy..........................................   7
           Government Regulation......................................   8
           Employees and Executive Officers...........................   8
Item 2.    PROPERTIES.................................................  10
           Generating Facilities......................................  10
           Transmission and Distribution Facilities...................  10
           Administrative and Service Facilities......................  10
Item 3.    LEGAL PROCEEDINGS..........................................  10
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........  11

                                    Part II

Item 5.    MARKET FOR REGISTRANTS' COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS............................  11
Item 6.    SELECTED FINANCIAL DATA....................................  12
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS........................  14
           Acquisition................................................  14
           Competitive Conditions.....................................  14
           Results of Operations......................................  17
           Liquidity and Capital Resources............................  20
           Other Matters..............................................  21
Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK................................................  21
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................  22
           TNP Enterprises, Inc. and Subsidiaries.....................  24
           Texas-New Mexico Power Company and Subsidiaries............  29
           Notes to Consolidated Financial Statements.................  34
           Selected Quarterly Consolidated Financial Data.............  48
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE........................  48

                                   Part III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.........  49
           Directors..................................................  49
           Committees and Meetings....................................  50
           Director Compensation......................................  50
           Compensation Committee Interlocks and Insider
           Participation..............................................  50
           Executive Officers.........................................  50
Item 11.   EXECUTIVE COMPENSATION.....................................  50
           Long-Term Incentive Compensation...........................  52
           Pension Plan...............................................  52

           Severance Agreements and Arrangements......................  53
           Section 16(a) Beneficial Ownership Reporting Compliance....  54
           Compensation Committee Report on Executive Compensation....  54
           Compensation Committee.....................................  56
           Five Year Comparison of Cumulative Total Return............  57
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.............................................  58
Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............  59

                                    Part IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
           REPORTS ON FORM 8-K........................................  59

                     TNP ENTERPRISES INC. AND SUBSIDIARIES
                TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999

                               Glossary of Terms

  As used in this combined report, the following abbreviations, acronyms, or capitalized terms have the meanings set forth below:


Abbreviation, Acronym,
or Capitalized Term                                               Meaning
-------------------                                               -------
AFUDC.....................................  Allowance for funds used during construction
Bond Indenture............................  Document pursuant to which FMBs are issued
BSP.......................................  Business Separation Plan filed January 10, 2000
Clear Lake................................  Clear Lake Cogeneration Limited Partnership
Community Choice(R).......................  TNMP's transition-to-competition plan in New Mexico, which existed prior to June 8, 1999
CTC.......................................  Competition transition charge
EPS.......................................  Earnings (loss) per share of common stock
ERCOT.....................................  Electric Reliability Council of Texas
FWI.......................................  Facility Works, Inc., a wholly owned subsidiary of TNP
FERC......................................  Federal Energy Regulatory Commission
FTC.......................................  Federal Trade Commission
FMB(s)....................................  One or more series of First Mortgage Bonds issued by TNMP
GWH.......................................  Gigawatt-Hours
IRS.......................................  Internal Revenue Service
ITC.......................................  Investment Tax Credits
KWH.......................................  Kilowatt-Hours
Merger....................................  Merger of ST Corp. with and into TNP with TNP as surviving corporation
Merger Agreement..........................  Agreement and Plan of Merger, dated as of May 24, 1999, between TNP,
                                            SW, and ST Corp.
MW........................................  Megawatts
MWH.......................................  Megawatt-Hours
NMPRC.....................................  New Mexico Public Regulation Commission
ORA.......................................  Office of Regulatory Affairs-PUCT
PR Group..................................  Power Resource Group, Inc.
PUCT......................................  Public Utility Commission of Texas
SFAS......................................  Statement of Financial Accounting Standards
ST Corp. .................................  ST Acquisition Corp., a Texas corporation wholly owned by SW
SW........................................  SW Acquisition, L.P, a limited partnership organized and existing under the laws of Texas
TGC.......................................  Texas Generating Company, a wholly owned subsidiary of TNMP
TGC II....................................  Texas Generating Company II, a wholly owned subsidiary of TNMP
TNP One...................................  A two-unit, lignite-fueled, circulating fluidized-bed generating plant located in Robertson County, Texas
TNMP......................................  Texas-New Mexico Power Company, a wholly owned subsidiary of TNP
TNP.......................................  TNP Enterprises, Inc.
Transition Plan...........................  TNMP's transition-to-competition plan in Texas that began January 1,
                                            1998, and was superceded by legislation passed in 1999
TXU.......................................  Texas Utilities Electric Company
Unit 1....................................  The first electric generating unit of TNP One
Unit 2....................................  The second electric generating unit of TNP One
Y2K.......................................  The Year 2000 Issue


Statement Regarding Forward Looking Information

    The discussions in this document that are not historical facts, including, but not limited to, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: electrical deregulation legislation and regulations in Texas and New Mexico; our ability to adapt to open market competition enacted by our legislators and regulators; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP's and TNMP's businesses; insurance coverage available for claims made in litigation; the effect of a recent Texas Supreme Court decision on the limitations of any actual damages awarded in currently ongoing litigation; future acquisitions or strategic partnerships; general business and economic conditions, and price fluctuations in the electric power market; and other factors described from time to time in TNP's and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

    FWI was a wholly owned subsidiary of TNP that began operations in 1996. TNP discontinued the construction operations of FWI in the late 1997, and discontinued all remaining operations in the third quarter of 1998. The impact of these discontinued operations to TNP's results of operations are described in
Item 7, "Results of Operations--Overall Results," and Note 4.

    TNP, TNMP, TGC, TGC II and FWI are all Texas corporations. Their executive offices are located at 4100 International Plaza, P.O. Box 2943, Fort Worth, Texas 76113 and the telephone number is (817) 731-0099. Unless otherwise indicated, all financial information in this report is presented on a consolidated basis.

Acquisition

    TNP, SW Acquisition, L.P., and ST Acquisition Corp. have entered into a Merger Agreement, dated as of May 24, 1999, which provides for a merger of ST Corp. with and into TNP, with TNP being the surviving corporation. Under the terms of the Merger Agreement, each issued and outstanding share of common stock of TNP will be canceled and converted automatically into the right to receive $44.00 in cash. The Merger will convert TNP from a listed public corporation to a privately owned corporation.

    TNP expects the Merger to close early in the second quarter of 2000. The Merger Agreement requires various approvals. To date, approvals have been obtained from TNP's shareholders, the Federal Trade Commission, FERC, the PUCT, and the NMPRC. Approvals are final in all jurisdictions except Texas. Approval by the PUCT is expected to be final in March 2000. Further information regarding the Merger can be found in Note 2.

TNMP's Service Areas

    TNMP provides electric service to 85 Texas and New Mexico municipalities and adjacent rural areas with more than 233,000 customers. TNMP serves a market niche of smaller to medium sized communities. Only two of the 85 communities in TNMP's service area have populations in excess of 50,000. TNMP's service areas are organized into three operating regions: the Gulf Coast Region, the North-Central Region, and the Mountain Region.

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

 Mountain Region

    The Mountain Region includes areas in southwest and south central New Mexico. This area's economy is primarily dependent upon mining and agriculture. Copper mines are the major industrial customers in this area. The Mountain Region also includes the area in far west Texas between Midland and El Paso. The economy in this area is based primarily on oil and gas production, agriculture, and food processing.

 Franchises and Certificates of Public Convenience and Necessity

    Texas law does not require an electric utility to execute a franchise agreement with a Texas municipality to be entitled to provide or continue to provide electrical service within the municipality. A franchise agreement does, however, document the mutually agreeable terms under which the service will be provided within a municipality. TNMP holds 82 franchises with terms ranging from 20 to 50 years, one franchise with a five-year term, and two franchises with indefinite terms from the 85 municipalities to which it provides electric service. These franchises will expire on various dates from 2000 to 2039. One Texas franchise, comprising 2% of total company revenues, is scheduled to expire in 2000. TNMP intends to negotiate and execute new or amended franchise agreements to be effective before existing franchises expire.

    TNMP also holds PUCT certificates of public convenience and necessity covering all Texas areas that TNMP serves. These certificates include terms that are customary in the public utility industry. TNMP generally has not been required to have certificates of public convenience and necessity to provide electric power in New Mexico.

Seasonality of Business

    TNMP experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 1999, approximately 43% of annual revenues were recorded in June, July, August, and September.

Sources of Energy

    TNMP owns one 300 MW lignite-fueled generating facility, TNP One. During 1999, TNP One provided approximately 20% of TNMP's system wide energy requirements. Power generated at TNP One is transmitted over TNMP's own transmission lines to other utilities' transmission systems for delivery to TNMP's Texas service area systems. To maintain a reliable power supply for its customers and to coordinate interconnected operations, TNMP is a member of ERCOT and the Western Systems Coordinating Council.

    TNMP purchases the remainder of its electricity from various suppliers with diversified fuel sources. The availability and cost of purchased power to TNMP is subject to changes in supplier costs, market forces, regulations and laws, fuel costs, and other factors. TNMP has adequate resources through its firm contracts to serve its entire customer load. These contracts allow TNMP the option to purchase amounts of power within a specified minimum and maximum range. Generally, TNMP makes purchases on the spot market in lieu of firm contract options primarily when the spot market price represents savings to TNMP's customers. In recent years TNMP has reduced its reliance upon long-term power supply contracts in favor of contracts with shorter terms. This practice enhances TNMP's ability to achieve greater purchased power savings during periods of decreasing power costs, but exposes TNMP to greater risk in the presence of rising costs.

    The following table illustrates the composition of TNMP's sources of electric energy in 1999.


                                                     Year Contract           Percent of
                                                        Expires           Energy Provided
                                                        -------           ---------------
          Generation
          TNP One...............................             -                  20%

          Purchased Power
          Firm contracts expiring in 2000.......             -                   6
          Firm contracts expiring in 2001-2005
           Clear Lake Cogeneration L.P..........           2004                  12
           Texas Utilities......................           2002                   7
           Others...............................           Various                9
          Buy-sell agreements...................             -                   26
          Spot market purchases.................             -                   20
                                                                                ---
            Total                                                               100%
                                                                                ===

 Recovering Purchased Power and Fuel Costs

  In Texas, fuel costs and the energy-related portion of purchased power costs are recovered from TNMP customers through the fuel adjustment clause authorized by the PUCT. The demand-related portion of purchased power costs is recovered through base rates. At any point in time, TNMP may have recovered more or less from customers through the fuel adjustment clause than its allowable costs under the fuel adjustment clause. At December 31, 1999, TNMP's underrecovered balance was $21.8 million. PUCT rules require TNMP to reconcile its fuel costs at least every three years. TNMP expects to file a fuel reconciliation for the three-year period ended December 31, 1999, in mid-2000. TNMP will also file a request for a new fuel factor, which will take into account the expected cost of fuel and purchased energy.

Management believes the ultimate outcome of this fuel reconciliation will not have a material adverse effect on TNP's or TNMP's consolidated financial position.

    In New Mexico, TNMP recovers all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC. The purchased power recovery factor changes monthly to reflect over or under collections of purchased power costs. Prior to July 1, 1999, the recovery of purchased power had been frozen in base rates in accordance with Community Choice.

Government Regulation

    TNMP is subject to PUCT and NMPRC regulation. Some of its activities, such as issuing securities, are also subject to FERC regulation. Utility industry regulation continues to change both in reaction to, and as a primary force behind, a more competitive industry. These changes are discussed in Item 7, "Competitive Conditions" and Note 3.

    In addition to regulation as a utility, TNMP's facilities are regulated by the Environmental Protection Agency and Texas and New Mexico environmental agencies. TNP One uses environmentally superior circulating fluidized bed technology that eliminates the need for expensive scrubbers. Phase II of the Clean Air Act of 1990 became effective January 1, 2000 and requires a 30% reduction in sulfur dioxide emissions. TNP One is able to comply with this requirement without capital additions or a significant increase in operating costs. The Texas Natural Resources Conservation Commission (TNRCC) is proposing a rule change that would lower allowable nitrous oxide emissions beginning in 2003. TNMP is investigating the cost of compliance at TNP One. TNMP expects that expenditures necessary to achieve these reductions would not have a material impact on TNMP's financial condition. During 1999, 1998, and 1997, TNMP incurred expenses related to air, water, and solid waste pollution abatement (including ash removal) of approximately $4.2 million, $4.0 million, and $5.0 million, respectively.

Employees and Executive Officers

    At December 31, 1999, TNP and TNMP had 823 employees. The employees are not represented by a union or covered by a collective bargaining agreement. Management believes relations with its employees are excellent.

    Executive officers of TNP and TNMP, who are elected annually by the respective boards of directors and serve at the discretion of the boards, are as follows:

       Name                     Age  Position with TNP
       ----                     ---  -----------------

       Kevern R. Joyce           53  Chairman, President, & Chief Executive Officer
       Jack V. Chambers, Jr.     50  Senior Vice President
       Manjit S. Cheema          45  Senior Vice President & Chief Financial Officer
       John P. Edwards           57  Senior Vice President
       Ralph Johnson             56  Senior Vice President
       Michael D. Blanchard      49  Vice President & General Counsel
       Patrick L. Bridges        41  Vice President & Treasurer
       R. Michael Matte          46  Vice President
       Michael J. Ricketts       41  Controller
       Paul W. Talbot            43  Secretary

       Name                     Age  Position with TNP
       ----                     ---  -----------------

       Kevern R. Joyce           53  Chairman, President, & Chief Executive Officer
       Jack V. Chambers, Jr.     50  Senior Vice President & Chief Customer Officer
       Manjit S. Cheema          45  Senior Vice President & Chief Financial Officer
       John P. Edwards           57  Senior Vice President - Corporate Relations
       Ralph Johnson             56  Senior Vice President - Power Resources
       Michael D. Blanchard      49  Vice President & General Counsel
       Patrick L. Bridges        41  Vice President & Treasurer
       Dennis R. Cash            46  Vice President & Regional Customer Officer
       Robert Castillo           46  Vice President & Regional Customer Officer
       W. Douglas Hobbs          56  Vice President & Regional Customer Officer
       Melissa D. Davis          42  Vice President - Human Resources
       Larry W. Dillon           45  Vice President - Power Resources
       John A. Montgomery        38  Vice President - Marketing
       Scott Forbes              42  Chief Information Officer
       Michael J. Ricketts       41  Controller
       Paul W. Talbot            43  Secretary


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

    Patrick L. Bridges has served as Vice President and Treasurer of TNMP and TNP since November 1999. He served as Treasurer of TNMP and TNP from September 1995 until November 1999. He served as TNMP's Director - Finance from 1994 to September 1995 and as Assistant Treasurer from 1993 to September 1995.

    Dennis R. Cash became a TNMP Vice President and Regional Customer Officer effective March 1999. He served as Vice President - Human Resources of TNMP from 1994 until March 1999.

    Larry W. Dillon became Vice President - Power Resources effective March 1999. He had served as TNMP Vice President and Regional Customer Officer from 1994 until March 1999.

    W. Douglas Hobbs was appointed as Vice President - Regional Customer Officer of TNMP effective March 1999. He served as Vice President - Business Development of TNP from May 1997 until May 1999. He was Vice President - Business Development of TNMP from February 1997 to May 1997. He was a TNMP Vice President and Regional Customer Officer from 1994 to February 1997.

    John A. Montgomery was elected Vice President - Marketing of TNMP in November 1998 and served as Vice President of TNP from April 1996 until May 1999. He served as President of FWI from April 1996 until May 1998. From December 1995 to January 1997, he served as TNMP's Vice President - Marketing. From February 1994 until he joined TNMP, he served as Director of Marketing and Regional Marketing Director of Greyhound Lines, Inc., a bus transportation company.

     Melissa D. Davis was appointed Vice President - Human Resources of TNMP effective March 1999. She served as a TNMP Vice President and Regional Customer Officer from February 1997 until March 1999. From September 1995 to February 1997 she was TNMP's Controller. From 1994 to September 1995, she was Director - Financial Accounting and Assistant Controller of TNMP.

    Robert Castillo became Vice President - Regional Customer Officer of TNMP effective September 1999. He had served as TNMP Assistant Vice President - New Mexico from January 1998 until September 1999. From 1991 until he joined TNMP, he was executive vice president and general manager for the New Mexico Rural Electric Cooperative Association.

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

    R. Michael Matte became President of FWI in May 1998 and became Vice President-Business Development of TNP effective November 1998. From January 1997 until joining FWI in May 1998, he was an independent management and utility services consultant in Atlanta, Georgia. From March 1996 to January 1997, he served as Regional Vice President Operations for ADT Security Services, an electronic services company, and from January 1991 to March 1996, he served as Regional General Manager of ADT.

    Michael J. Ricketts was elected Controller of TNMP and TNP in June 1998. From November 1996 to June 1998, he was Manager - Accounting Projects and from 1994 to November 1996, he was Supervisor - Accounting Support of TNMP.

Item 2.  PROPERTIES.

    Substantially all of TNMP's real and personal property secures its FMBs. Substantially all of TNMP's real and personal property in Texas also secure its Series A, 10.75% Secured Debentures. TNMP's long-term debt is described in Note 7.

Generating Facilities

    TNP One is a two-unit, lignite-fueled generating plant, located in Robertson County, Texas. TNP One generates power for TNMP's Texas service areas and operates as a base load facility.

Transmission and Distribution Facilities

    Management believes that TNMP's transmission and distribution facilities have sufficient capacity to serve existing customers adequately and can be extended and expanded to serve customer growth for the foreseeable future. These facilities primarily consist of overhead and underground lines, substations, transformers, and meters. TNMP generally constructs its transmission and distribution facilities on easements or public rights of way and not on real property held in fee simple.

Administrative and Service Facilities

    TNP's and TNMP's corporate headquarters are located in an office building in Fort Worth, Texas. Space in this building is leased through 2003.

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

    Under the settlement, TNMP, Clear Lake, and Calpine Power Services Company (an affiliate of Clear Lake) have entered into a revised purchased power contract effective as of October 1, 1998, governing energy and capacity transactions between the parties. In addition, TNMP paid Clear Lake $8 million, which TNMP expects to recover through customer rates.

    Phillips Petroleum Company. TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, filed on October 1, 1997 and pending in the 149th State District Court of Brazoria County, Texas. The suit, which is in the discovery stage, is based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips Petroleum Company is seeking the recovery of damages arising from the interruption and in May 1999 demanded payment in the amount of $47.1 million. TNMP's tariff approved by the PUCT contains limitations against recovery of the great majority of Phillip's alleged damages. The Texas Supreme Court, in another matter, has upheld the enforceability of such tariff limitations in litigation of this type; TNMP believes the ruling will operate to substantially limit any recovery by Phillips to the cost of its electrical equipment, in the event that any are awarded in this matter. Discovery has not sufficiently progressed to quantify any damages to Phillips' electrical equipment; however, Phillips has previously reported to the SEC that it incurred costs of approximately $2.0 million in this interruption. In May 1999, TNMP filed a Third Party Petition naming Sweeny Cogeneration Limited Partnership, the operator of cogeneration and related facilities at the Phillips refinery, as a defendant. TNMP has previously charged to earnings the deductible amount of its insurance coverage, $500,000.

    Power Resource Group. TNMP is a defendant in a suit styled Power Resource Group, Inc. v. Public Utility Commission of Texas and Texas-New Mexico Power Company, pending in the 345th District Court of Travis County, Texas. This lawsuit, which was originally filed on May 21, 1999, appeals the PUCT's dismissal of a regulatory case that Power Resource Group, Inc. had filed against TNMP. PR Group is a developer of electric generating plants that are intended to be qualifying cogeneration facilities. This lawsuit and the regulatory case it appeals both stem from discontinued negotiations for power supply. PR Group alleged that TNMP was required to buy power to be generated from an as-yet-unbuilt cogeneration facility. TNMP filed its original answer with the court on June 28, 1999.

    In an amended petition filed January 13, 2000, PR Group asserts a claim of damages of at least $158,000,000. It bases its claim on the assertion that it was damaged when TNMP refused to execute an agreement after the aforementioned discontinued negotiations, that TNMP profited significantly from PR Group's work, that TNMP is in error when it relies on a PUCT order dismissing PR Group's petition before the PUCT on substantially the same facts, and that TNMP misrepresented that it would enter into a contract with PR Group to purchase energy and capacity at rates equal to or below TNMP's avoided costs. TNMP believes that PR Group's claims are without merit and intends to contest this claim vigorously.

    Information regarding additional regulatory and legal matters is provided in Notes 3 and 10.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders in the fourth quarter of 1999.

                                    PART II
                                    -------

Item 5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  TNP's common stock is traded on the New York Stock Exchange under the symbol "TNP." The high and low prices of, and the amount of dividends declared and paid on, TNP's common stock during each quarter in 1999 and 1998 were as follows:

                          MARKET PRICE RANGE                         TNP
                    -------------------------------------          DIVIDENDS
                         1999                  1998                  PAID
                    -------------         ---------------      ---------------
       QUARTER      HIGH      LOW         HIGH        LOW        1999    1998
       -------      ----      ---         ----        ---        ----    ----
       First      $38 1/16  $28 5/16    $33 7/8     $31 5/16   $ 0.29  $ 0.27
       Second      40 9/16   28          34 1/32     30 11/16    0.29    0.27
       Third       39 1/8    36 1/4      34 15/16    29          0.29    0.27
       Fourth      42 1/8    38 9/16     38 11/16    31 3/8      0.29    0.29
                                                               ------  ------
                                                               $ 1.16  $ 1.10
                                                               ======  ======

    As of January 31, 2000, there were approximately 3,161 record holders of TNP common stock.

    TNP holds all 10,705 outstanding common shares of TNMP. During 1999 and 1998, TNMP paid common dividends to TNP as follows (in thousands):

                     QUARTER        1999         1998
                     -------        ----         ----
                     First        $  -         $10,000
                     Second          -           3,600
                     Third         25,000        5,500
                     Fourth         4,000          -
                                   ------      -------
                      Total       $29,000      $19,100
                                  =======      =======

Item 6.  SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data of TNP and TNMP for 1995 through 1999.

                                                           1999          1998          1997          1996          1995
                                                        ----------    ----------    ----------    ----------    ----------
TNP ENTERPRISES, INC                                            (In thousands except per share amounts and percentages)
--------------------
Consolidated results
      Operating revenues                                $  576,150    $  585,941    $  578,534    $  502,737    $  485,823
      Income from continuing operations before
        the cumulative effect of change in accounting   $   30,167    $   32,134    $   42,561    $   26,150    $   33,060
      Net income                                        $   30,167    $   19,424    $   29,678    $   23,053    $   41,505
Total assets                                            $1,001,199    $  993,765    $  991,926    $1,006,784    $1,030,433
Common shares outstanding
      Weighted average                                      13,394        13,244        13,083        11,465        10,901
      End of year                                           13,417        13,294        13,133        13,006        10,920
Per share of common stock
      Earnings from continuing operations before
        the cumulative effect of change in accounting   $     2.25    $     2.42    $     3.24    $     2.27    $     2.98
      Earnings                                          $     2.25    $     1.46    $     2.26    $     2.00    $     3.75
      Cash dividends declared                           $     1.16    $     1.10    $    1.005    $     0.93    $     0.82
      Book value                                        $    24.38    $    23.19    $    22.71    $    21.41    $    19.91
Capitalization
      Common shareholders' equity                       $  327,110    $  308,294    $  298,241    $  278,474    $  217,457
      Preferred stock                                        1,664         3,060         3,240         3,420         3,600
      Long-term debt, including current maturities         440,244       459,000       478,141       534,102       612,995
                                                        ----------    ----------    ----------    ----------    ----------
         Total capitalization                           $  769,018    $  770,354    $  779,622    $  815,996    $  834,052
                                                        ==========    ==========    ==========    ==========    ==========
Capitalization ratios
      Common shareholders' equity                             42.5%         40.0%         38.3%         34.1%         26.1%
      Preferred stock                                          0.2           0.4           0.4           0.4           0.4
      Long-term debt, including current maturities            57.3          59.6          61.3          65.5          73.5
                                                        ----------    ----------    ----------    ----------    ----------
         Total capitalization                                100.0%        100.0%        100.0%        100.0%        100.0%
                                                        ==========    ==========    ==========    ==========    ==========


TEXAS-NEW MEXICO POWER COMPANY
------------------------------
Consolidated results
      Operating revenues                                $  576,093    $  585,892    $  578,534    $  502,737    $  485,823
      Income before the cumulative effect
        of change in accounting                         $   39,443    $   34,321    $   43,918    $   26,862    $   33,364
      Net income                                        $   39,443    $   34,321    $   43,918    $   26,862    $   41,809
Total assets                                            $  984,395    $  973,566    $  967,006    $1,002,157    $1,024,943
Capitalization
      Common shareholder's equity                       $  312,558    $  302,096    $  287,021    $  287,548    $  224,351
      Preferred stock                                        1,664         3,060         3,240         3,420         3,600
      Long-term debt, including current maturities         440,244       450,000       478,000       533,900       612,995
                                                        ----------    ----------    ----------    ----------    ----------
         Total capitalization                           $  754,466    $  755,156    $  768,261    $  824,868    $  840,946
                                                        ==========    ==========    ==========    ==========    ==========
Capitalization ratios
      Common shareholder's equity                             41.4%         40.0%         37.4%         34.9%         26.7%
      Preferred stock                                          0.2           0.4           0.4           0.4           0.4
      Long-term debt, including current maturities            58.4          59.6          62.2          64.7          72.9
                                                        ----------    ----------    ----------    ----------    ----------
         Total capitalization                                100.0%        100.0%        100.0%        100.0%        100.0%
                                                        ==========    ==========    ==========    ==========    ==========

                         TEXAS-NEW MEXICO POWER COMPANY
                          SELECTED OPERATING STATISTICS

                                                   1999          1998          1997          1996         1995
                                               -----------   -----------   -----------   -----------   -----------
Operating revenues (in thousands):
      Residential*                             $   216,374   $   225,870   $   211,398   $   206,748   $   200,455
      Commercial*                                  163,248       164,800       155,539       150,034       148,908
      Industrial*                                  147,110       150,883       170,169       129,972       113,728
      Other*                                        45,695        33,178        27,672        15,983        22,732
      Power Marketing                                3,666        11,161        13,756          --            --
                                               -----------   -----------   -----------   -----------   -----------
           Total                               $   576,093   $   585,892   $   578,534   $   502,737   $   485,823
                                               ===========   ===========   ===========   ===========   ===========

Sales (MWH):
      Residential                                2,420,512     2,439,478     2,251,119     2,230,558     2,141,553
      Commercial                                 1,921,614     1,883,422     1,772,591     1,725,650     1,681,130
      Industrial                                 4,799,146     4,981,773     5,523,907     3,797,776     2,704,159
      Other                                        108,547       113,535       107,847       108,039       113,985
      Power Marketing                              119,344       425,216       494,705          --            --
                                               -----------   -----------   -----------   -----------   -----------
           Total                                 9,369,163     9,843,424    10,150,169     7,862,023     6,640,827
                                               ===========   ===========   ===========   ===========   ===========

Number of customers (at year end):
      Residential                                  199,617       197,155       192,005       187,796       183,863
      Commercial                                    33,127        30,884        30,289        29,864        29,361
      Industrial                                       116           138           139           135           136
      Other                                            799           227           222           224           244
      Power Marketing                                    8            16            16          --            --
                                               -----------   -----------   -----------   -----------   -----------
           Total                                   233,667       228,420       222,671       218,019       213,604
                                               ===========   ===========   ===========   ===========   ===========

Revenue statistics:
      Average annual use per residential
        customer (KWH)                              12,130        12,491        11,835        11,973        11,476
      Average annual revenue per residential
        customer (dollars)                           1,084         1,157         1,111         1,110         1,074
      Average revenue per KWH sold
        per residential customer (cents)              8.94          9.26          9.39          9.27          9.36
      Average revenue per KWH sold
        total sales (cents)                           6.15          5.95          5.70          6.39          7.32

Net generation and purchases (MWH):
      Generated                                  1,912,673     2,062,958     2,089,448     2,296,056     2,351,000
      Purchased                                  7,716,856     8,256,857     8,443,990     5,769,173     4,612,186
                                               -----------   -----------   -----------   -----------   -----------
         Total                                   9,629,529    10,319,815    10,533,438     8,065,229     6,963,186
                                               ===========   ===========   ===========   ===========   ===========

Average cost per KWH purchased (cents)                3.18          3.39          3.13          3.51          3.87

Employees (year-end)                                   823           827           811           819           858

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          SIGNIFICANT EVENTS AND KNOWN TRENDS AFFECTING TNP AND TNMP

Acquisition

    TNP, SW Acquisition, L.P., and ST Acquisition Corp. have entered into a Merger Agreement, dated as of May 24, 1999, which provides for a merger of ST Corp. with and into TNP, with TNP being the surviving corporation. Under the terms of the Merger Agreement, each issued and outstanding share of common stock of TNP will be canceled and converted automatically into the right to receive $44.00 in cash. The Merger will convert TNP from a listed public corporation to a privately owned corporation.

    TNP expects the Merger to close early in the second quarter of 2000. The Merger Agreement requires various approvals. To date, approvals have been obtained from TNP's shareholders, the Federal Trade Commission, FERC, the PUCT, and the NMPRC. Approvals are final in all jurisdictions except Texas. Approval by the PUCT is expected to be final in March 2000. Further information regarding the Merger can be found in Note 2.

Competitive Conditions

    The electric utility industry continues its transition toward increased competition. During 1999, legislation was passed in both Texas and New Mexico that establishes retail competition for generation operations. Retail competition is scheduled to begin in New Mexico and Texas on January 1, 2001, and January 1, 2002, respectively. The legislation in both states provides for recovery of "stranded costs", the difference between the regulatory value of TNMP's investments in generation assets and purchased power contracts, and the market price for energy in a competitive market. The increasingly competitive environment presents opportunities to compete for new customers, as well as the risk of loss of existing customers. TNMP expects the portions of operations pertaining to transmission and distribution to continue to be regulated.

    The following discusses the legislation in Texas and New Mexico, the effects of the legislation on TNMP's operating results, and the relationship of the legislation in Texas to the Transition Plan.

 Texas

    Legislation. On September 1, 1999, legislation that establishes competition in the generation portion of the Texas electric utility industry went into effect. The legislation will implement retail competition in generation for customers in most areas of Texas on January 1, 2002. Among other provisions, the legislation:

       . Requires utilities to provide service according to the base rate tariffs in effect at September 1, 1999, until December 31, 2001. The legislation does not prohibit changes in the fixed fuel factor that passes through fuel and purchased power energy costs to customers.

       . Allows a utility to recover 100% of its verifiable stranded costs via several methods, including:

            . Redirection of depreciation - A utility may redirect all or a part of the depreciation related to transmission and distribution assets to its generation assets for the periods 1998 through 2001.

            . Application of earnings in excess of an allowed rate of return - During the freeze period (January 1, 1999 through December 31, 2001), utilities' earnings are capped by the cost of capital approved in the utility's most recent rate proceeding before the PUCT. For TNMP, the cap is a 10.53% return on rate base. Earnings in excess of the cap will be used to reduce stranded costs.

            . Securitization - A utility may securitize 100% of its regulatory assets and up to 75% of its estimated stranded costs, and recover those costs from its customers through a charge approved by the PUCT.

            . Assessment of a competition transition charge - After the freeze period, stranded costs that have not been recovered by one of the methods above will be recovered through a competition transition charge levied upon all retail customers within a utility's geographical certificated service area as it existed on May 1, 1999.

       . Establishes four alternatives for quantifying the final amount of stranded costs, and provides a framework for reconciling estimated stranded costs to the actual stranded costs quantified using those methods. Reconciliation will occur sometime after January 10, 2004, according to a schedule to be established by the PUCT.

       . Requires utilities to disaggregate, on or before January 1, 2002, into three distinct businesses: generation, transmission and distribution, and retail electric provider. A retail electric provider is an entity that sells electric energy to retail customers in Texas. Such an entity cannot own or operate generation assets.

       . Provides that once customer choice begins on January 1, 2002, residential and small commercial customers who do not choose an alternative provider will continue to be served by the utility's affiliate retail energy provider at a "price-to-beat" which is 6% lower than the rate in effect on January 1, 1999, adjusted to reflect a fuel factor that the PUCT shall determine as of December 31, 2001. This "price to beat" must be offered by the utility until the earlier of 36 months after customer choice is offered or when it loses 40% or more of its residential sales within its certified service area.

    Prior to the legislation, TNMP had been operating under a voluntary Transition Plan approved by the PUCT in 1998. The Transition Plan covered a five-year period, and had provided for rate reductions, sharing of earnings in excess of 11.25% return on equity and recovery of stranded costs. It also included a provision requiring that TNMP conform the Plan to any legislation enacting competition in the electric utility industry. There are provisions of the legislation that conflict with provisions of the Transition Plan. In such instances, including the calculation and subsequent application of excess earnings, Management believes the legislation supercedes the Transition Plan.

    Management has calculated excess earnings for the twelve months ended December 31, 1999, based on the provisions of the legislation. The calculation resulted in a reduction to 1999 pre-tax operating income of $23.4 million ($1.09 per share). The $23.4 million of excess earnings are displayed in the income statement under the caption "Charge for recovery of stranded plant." TNMP did not have excess earnings under the Transition Plan in 1998.

    1998 Earnings Monitoring Report and Transition Plan Conformance. On May 17, 1999, TNMP filed its Electric Investor-Owned Utilities Earnings Report (Earnings Report) with the PUCT. Simultaneously, TNMP filed an Addendum to the Earnings Report (Addendum) detailing TNMP's calculation of excess earnings under the Transition Plan for the twelve months ended December 31, 1998. The Addendum showed that TNMP had not earned in excess of the 11.25% return on equity cap established in the Transition Plan. After reviewing the Addendum, the Office of Regulatory Affairs (ORA) of the PUCT filed a contest to TNMP's earnings report on August 16, 1999, asserting errors in TNMP's calculation of excess earnings. ORA's petition did not quantify the amount of the alleged errors. In addition, the ORA proposed to use the Earnings Report contest as a means for conforming the Transition Plan to the legislation. The PUCT hearing examiner assigned to the Earnings Report is considering the issues related to TNMP's calculation of excess earnings for 1998.

    The ORA is the only party contesting TNMP's calculation of excess earnings. In a letter to the hearing examiner on November 1, 1999, TNMP reported that TNMP and ORA had not yet resolved the Earnings Report issues. On January 25, 2000, TNMP filed a Motion for Dismissal or Summary Decision, asking the PUCT to reject ORA's contest, and approve TNMP's 1998 Earnings Report. TNMP believes the issues relating to its calculation of excess earnings can be disposed of as a matter of law without a factual hearing. TNMP does not expect resolution of this matter to have a material effect on its financial condition.

    Regarding the conformance of the Transition Plan to the legislation, TNMP filed a Conformed Stipulation with the PUCT on October 6, 1999. The Conformed Stipulation identifies all of the provisions in the Transition Plan that TNMP believes must be changed in order for the Transition Plan to comply with the legislation. On December 6, 1999, the PUCT issued a Declaratory Order stating that TNMP was required "to give effect to base rate reductions reflected in" the Transition Plan. Accordingly, TNMP reduced base rates for residential and commercial customers by 3% and 1%, respectively, effective January 1, 2000. Similar rate reductions will take effect January 1, 2001. As a result, operating revenues are estimated to decrease in 2000 and 2001 by $6.7 million and $13.9 million, respectively. The order also established that the base rate reductions would offset the 6% rate reduction required by the legislation, as previously described in the section "Texas - Legislation." The order is interim in nature, and can be appealed.

    Uncertainties exist as to the application of the legislation to other provisions of the Transition Plan. Such uncertainties will not be resolved until TNMP reports to the PUCT regarding its efforts to conform the Transition Plan to the legislation. That report will be the subject of a PUCT review that will occur in 2001.

    Discontinuing SFAS 71. Historically, TNP's and TNMP's consolidated financial statements reflect the application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which provides for recognition of the economic effects of rate regulation. EITF 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS Statements No. 71 and 101," states that application of SFAS 71 should stop "when deregulatory legislation is passed or when a rate order (whichever is necessary to effect the change in the jurisdiction) that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued." With the passage of the legislation, TNMP discontinued the application of SFAS 71 to the generation/power supply portion of its Texas business during the fourth quarter of 1999. As a direct result of discontinuing SFAS 71 and in accordance with the legislation, TNMP has reclassified net regulatory assets (regulatory assets less liabilities) of $19.3 million that pertain to these deregulated operations as Recoverable Stranded Costs. TNMP believes the $19.3 million represents verifiable stranded costs and intends to recover them from customers pursuant to the methods discussed under "Texas -Legislation."

    In conjunction with the discontinuance of SFAS 71, TNMP is required to determine if its generating plant asset, TNP One, is impaired under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed Of."   Based on TNMP's undiscounted cash flow analysis over the
estimated useful life of TNP One, there is no impairment of TNP One, as defined by SFAS 121, as of December 31, 1999. TNMP's impairment analysis includes reasonable estimates of future market prices, capacity factors, operating costs, the effects of competition, and many other factors over the life of TNP One. TNMP's impairment analysis is highly dependent on these estimates. As of December 31, 1999, the net book value of TNP One is $435 million.

    Business Separation Plan. As noted above, the legislation requires utilities to disaggregate, on or before January 1, 2002, into three distinct businesses: generation, transmission and distribution, and retail electric provider. On January 10, 2000, TNMP filed its Business Separation Plan with the PUCT. The BSP details TNMP's plans for complying with the legislation, which include creating three new affiliated companies, and establishing a timeline for accomplishing the separation.

    Unbundled Cost of Service Filing. The legislation also requires TNMP to file a rate case that will set rates for the transmission and distribution company that will provide regulated services once competition begins in 2002. The filing must be made no later than March 31, 2000. The rates will be composed of a transmission and distribution charge; a competition transition charge for stranded cost recovery, which may include securitization; and a system benefits charge. The CTC is designed to recover stranded costs related to TNMP's generation assets and purchased power contracts, as determined by a PUCT-established model. The PUCT will also use this proceeding to review and approve the BSP.

    Annual Report. The legislation requires TNMP to file a report prior to March 30, 2000 that will allow the PUCT to review TNMP's calculation of excess earnings for the year ended December 31, 1999.

    Fuel Reconciliation. At December 31, 1999, TNMP had an underrecovered balance of fuel and the energy-related portion of purchased power costs of $21.8 million. PUCT rules require TNMP to reconcile its fuel costs at least every three years. TNMP expects to file a fuel reconciliation for the three-year period ended December 31, 1999, in mid-2000. TNMP will also file a request for a new fuel factor, which will take into account the expected cost of fuel and purchased energy. Management believes the ultimate outcome of this fuel reconciliation will not have a material adverse effect on TNP's or TNMP's consolidated financial position.

 New Mexico

    The New Mexico Legislature opened the state's electric power market to consumer choice with the passage of the Electric Utility Industry Restructuring Act of 1999 (the Act) in April 1999. The Act provides for the phase-in of retail choice beginning January 1, 2001, requires utilities to disaggregate their regulated transmission and distribution business activities from their generation operations, that will be subject to competition, and guarantees recovery of at least 50% of a utility's stranded costs over a five-year period. Prior to the passage of the Act, TNMP had been operating under Community Choice. Community Choice did not define stranded costs, or their recovery, and had specified May 1, 2000, for the beginning of retail choice. As a result, TNMP has reduced its accrual for potential stranded costs related to its purchased power contracts in New Mexico from $3.4 million as of December 31, 1998, to $2.1 million as of December 31, 1999. Stranded costs in New Mexico could ultimately be in a range from zero to $6 million, depending on the market price of purchased power at the onset of competition.

    TNMP is required to file its plan for complying with the Act by June 1, 2000.

    On June 8, 1999, the NMPRC entered a Final Order terminating Community Choice. By terminating Community Choice, the NMPRC placed TNMP on the same timetable as other New Mexico utilities with regard to retail competition and restored the pass-through of purchased power costs to customers effective July 1, 1999. Under Community Choice, purchased power costs were a fixed component of base rates. Therefore, the difference between the actual amounts recovered from customers and actual purchased power costs affected operating income.

    Community Choice provided for the filing of a rate case by TNMP on June 1, 1999. TNMP and the NMPRC Staff have reached a settlement, and have submitted the settlement to the NMPRC for approval. The settlement calls for a decrease in TNMP's base rates of $1.8 million, or 6%, effective October 1, 1999. TNMP has reflected the base rate reductions in its fourth quarter revenues. TNMP expects the NMPRC to act on the proposed settlement during the second quarter of 2000.

 Impact of Competition on TNMP

    TNMP is pursuing strategies to retain and attract new customers. TNMP's competitive position has been strengthened with the PUCT open access to transmission rule. Management believes TNMP's revenue growth opportunities are through an increased customer base. However, increased competition could result in losses of existing customers.

    As noted in "Recovering Purchased Power and Fuel Costs," TNMP recovers the demand component of purchased power in base rates. As such, TNMP is exposed to the risk of increases in the demand component of purchased power. At the same time, TNMP has the opportunity to retain the benefit of savings realized from lowering these costs. TNMP is actively managing its resources to optimize the rewards and diminish the risks in its power supply portfolio.

    The legislation establishing competition in both states provides for recovery of stranded costs. The actual amount of stranded cost recovery is subject to regulatory review and approval.


Results of Operations

    As discussed in "Competitive Conditions--Texas," legislation that establishes competition in the Texas electric utility industry became law in the second quarter of 1999. The legislation includes a number of provisions that management believes supercede provisions of the Transition Plan. The impact of those provisions on TNMP's financial results will be noted as necessary in the following discussion.

 Overall Results

    Income applicable to common stock was $30.2 million for 1999, compared to $19.3 million in 1998. The 1999 results included the effect of a $2.8 million charge to write off certain nonregulated business ventures and legal and outside consultant fees of $4.1 million associated with the Merger. The 1998 results included a $12.7 million loss associated with FWI's discontinued operations, and costs to implement the Transition Plan of $3.0. Exclusive of one-time items, the 1999 earnings were $37.1 million, a $2.1 million increase as compared to the 1998 earnings of $35.0 million.

    Income applicable to common stock was $29.5 million in 1997. Results for 1997 included a $12.9 million loss associated with FWI's discontinued operations. Excluding the one-time items, 1998 earnings were $7.4 million lower than 1997 earnings of $42.4 million.

    The following table sets forth results of operations for 1999, 1998, and 1997 and the impact of one-time items:


                                                 1999                          1998                         1997
                                         --------------------          -------------------           ------------------
                                         Amount           EPS          Amount          EPS           Amount         EPS
                                         ------           ---          ------          ---           ------         ---
                                                              (In thousands except per share amounts)
Income applicable to common
 stock before one-time items.......... $ 37,127        $  2.77       $ 34,969        $ 2.65        $ 42,403        $ 3.24
                                       --------        -------       --------        ------        --------        ------

One-time items, net of income taxes:
 Discontinued operations of FWI.......     -               -          (12,710)        (0.96)        (12,883)        (0.98)
 Transition plan costs................     -               -           (2,985)        (0.23)            -              -
 Charge for nonregulated ventures.....   (2,829)         (0.21)            -            -               -              -
 Acquisition charges..................   (4,112)         (0.31)            -            -               -              -
                                       --------        -------       --------        ------        --------        ------
   Total one-time items, net..........   (6,941)         (0.52)       (15,695)        (1.19)        (12,883)        (0.98)
                                       --------        -------       --------        ------        --------        ------

Income applicable to common stock..... $ 30,186        $  2.25       $ 19,274        $ 1.46        $ 29,520        $ 2.26
                                       ========        =======       ========        ======        ========        ======


    In late 1997, management discontinued the construction segment of FWI. In 1998, TNP elected to discontinue all remaining operations of FWI. See Note 4 for additional information regarding the discontinued operations.

    The operations of TNMP currently represent most of TNP's operations. The following discussion focuses on TNMP's operations, except where stated otherwise.

    Under the legislation, TNMP's earnings on its Texas operations are capped at a 10.53% return on rate base. TNMP will apply Texas earnings in excess of the cap to recover its stranded costs. Based on the provisions of the legislation, TNMP recorded pre-tax excess earnings of $23.4 million ($1.09 per share) in 1999. TNMP did not have excess earnings in 1998.

    TNMP's income applicable to common stock was $39.5 million in 1999 as compared to $34.2 million in 1998. The $5.3 million earnings improvement is due to decreases in purchased power and interest costs. These cost savings allowed TNMP to generate the excess earnings described above.

 Operating Revenues

    The following table summarizes the components of revenues (in thousands).


                                                                Increase    (Decrease)
                                                               -----------------------
                            1999        1998         1997      `99 v. `98   `98 v. `97
                         ---------    ---------    ---------   ----------   ----------
Operating revenues       $ 576,093    $ 585,892    $ 578,534   $   (9,799)  $    7,358

Pass-through expenses      199,939      193,016      188,971        6,923        4,045
                         ---------    ---------    ---------   ----------   ----------
Base revenues            $ 376,154    $ 392,876    $ 389,563   $  (16,722)  $    3,313
                         =========    =========    =========   ==========   ==========

    Pass-through expenses in Texas include fuel and the energy-related portion of purchased power. In New Mexico, pass-through expenses include all purchased power costs effective July 1, 1999. Prior to July 1, 1999, purchased power costs were recovered from customers as discussed under "Results of Operations-- Operating Expenses."

  The following table summarizes the components of the changes in base revenues from 1999 to 1998 and from 1998 to 1997 (in thousands).

                                                   `99 v. `98   `98 v. `97
                                                    ----------   ----------
          Base revenues
          -------------
          Weather related                          $ (3,979)     $11,711
          Customer growth                             5,064        4,896
          New Mexico purchased power
            recovery effects from
            termination of Community Choice         (10,192)       1,416
          Industrial - firm rate sales               (3,325)      (9,020)
          Clear Lake standby revenue                 (2,453)           -
          Other                                      (3,534)      (5,307)
                                                   --------      -------
            Other changes in base revenues          (18,419)       3,696
          New Mexico stranded cost adjustment         1,697         (383)
                                                   --------      -------
            Base revenues increase (decrease)      $(16,722)     $ 3,313
                                                   ========      =======

    The primary reason for the $16.7 million base revenue decrease in 1999 was a change in the classification of New Mexico purchased power recovery revenues from base revenues to pass-through revenues. The $10.2 million decrease in New Mexico base revenues was offset by a $10.2 million increase in pass-through revenues. Other factors contributing to the base revenue decrease were a renegotiated contract with a large industrial customer and the absence of standby revenue payments resulting from the Clear Lake settlement. Overall, the combined base revenues from residential and commercial customers increased due to growth in these customer classes. This increase was offset by milder weather as compared to 1998.

    The base revenue increase of $3.3 million during 1998 resulted primarily from hotter than normal weather and growth in residential and commercial customers. The increase was partially offset by the loss of a significant industrial customer.

    The components of GWH sales for 1999 and 1998 are summarized in the following table:

                           1999   1998   Variance     %
                           -----  -----  ---------  ------
     Residential           2,420  2,440       (20)   (0.8)
     Commercial            1,922  1,883        39     2.0
     Industrial:
      Firm                   516    505        11     2.2
      Economy              4,283  4,476      (193)   (4.3)
     Power marketing         119    425      (306)  (72.0)
     Other                   109    114        (5)   (4.4)
                           -----  -----      ----   -----
        Total GWH sales    9,369  9,843      (474)   (4.8)
                           =====  =====      ====   =====

    1999 sales decreased 474 GWHs (or 5%), from 1998 levels, due to the reduced sales to a large industrial customer and decreased power marketing sales.

    As discussed in "Competitive Conditions--New Mexico," the NMPRC terminated Community Choice and, as of July 1, 1999, restored the pass-through of purchased power costs to TNMP's New Mexico customers. Under Community Choice, the difference between purchased power recovery and actual purchased power costs affected operating income. The termination of Community Choice limits purchased power recovery to actual purchased power costs incurred and does not affect operating income.

    Effective January 1, 1999, a large industrial customer in New Mexico reduced its firm purchased power commitment by 55%. During 1999, TNMP renegotiated with this customer to continue providing full service until the customer is allowed to choose suppliers under the legislation described in "Competitive Conditions-- New Mexico". When competition begins, TNMP will provide firm transmission service to this customer, and this customer can purchase its KWH requirements on the open market. This customer provided sales of 1,142 GWH and revenues of $40.0 million in 1999 ($8.4 million in base revenues).

 Operating Expenses

    Operating expenses for 1999 were $3.1 million lower than in 1998, due primarily to lower purchased power expenses, offset by the charge for recovery of stranded plant and higher transmission expenses.

    Operating expenses for 1998 were $19.7 million higher than in 1997, due primarily to higher purchased power expenses and higher other operating and maintenance expenses.

The following table summarizes the components of TNMP's total operating expenses (in thousands).

                                                                                              Increase (Decrease)
                                                                                              ------------------
                                                     1999        1998        1997          `99 v. `98     `98 v. `97
                                                    -----       ------      ------         ----------     ----------
Purchased power and fuel expenses:
 Pass-through expenses
  Purchased power                                 $ 167,637  $  158,330   $ 154,940        $   9,307     $  3,390
  Fuel                                               32,302      34,686      34,031           (2,384)         655
                                                  ---------  ----------   ---------        ---------     --------
                                                    199,939     193,016     188,971            6,923        4,045
                                                  ---------  ----------   ---------        ---------     --------
 Non pass-through expenses:
  Purchased power                                    78,043     121,287     109,588          (43,244)      11,699
  Fuel                                                1,605       1,646       2,055              (41)        (409)
                                                  ---------  ----------   ---------        ---------     --------
                                                     79,648     122,933     111,643          (43,285)      11,290
                                                  ---------  ----------   ---------        ---------     --------
Total                                               279,587     315,949     300,614          (36,362)      15,335

Transmission expense                                 19,788      12,749      10,316            7,039        2,433

Depreciation expense                                 39,295      38,054      38,851            1,241         (797)

Charge for recovery of stranded plant                23,376         -           -             23,376          -

Other operating expenses                             79,602      78,914      73,978              688        4,936

Income and other tax expenses                        54,095      53,161      55,322              934       (2,161)
                                                  ---------  ----------   ---------        ---------     --------
Operating Expenses                                $ 495,743  $  498,827   $ 479,081        $  (3,084)    $ 19,746
                                                  =========  ==========   =========        =========     ========


 Purchased Power and Fuel Expenses

    In 1999, purchased power and fuel expenses decreased $36.4 million from the level incurred during 1998. Non pass-through expenses decreased $43.3 million, reflecting lower demand costs resulting from the replacement of purchases from TXU with purchases from lower cost providers, significant reductions of the rate under which TNMP purchases capacity from Clear Lake, and effects of the termination of Community Choice. The decreases in non-pass through costs were partially offset by increases in pass-through expenses of $6.9 million. Pass-through expenses increased because of price increases in the spot market during the third quarter's extreme weather.

    As discussed in "Competitive Conditions--New Mexico", the NMPRC terminated Community Choice in the second quarter. Under Community Choice, rates for recovery of New Mexico purchased power costs were frozen, except those charged to certain industrial customers. The NMPRC order terminating Community Choice required TNMP to pass through to all customers New Mexico purchased power costs as of July 1, 1999. As a result, $11.4 million of New Mexico purchased power costs incurred in the third and fourth quarter were recorded as pass-through expenses. Those costs would have been recorded as non pass-through expenses under Community Choice.

    During 1998, purchased power and fuel expenses increased by $15.3 million primarily due to increased purchased power expenses during the hotter than normal summer weather, recognition of expenses in compliance with the Transition Plan, and settlement of a billing dispute.

 Transmission Expenses

    Transmission expenses increased $7.0 million in 1999, from the same period in 1998. The higher expenses were due to discontinued reimbursements in accordance with the Clear Lake settlement, and a new allocation of transmission costs that the PUCT approved in July 1999. The increased transmission expense approved by the PUCT resulted from the termination of the majority of the TXU purchased power contract at the beginning of 1999. While terminating the contract has produced purchased power savings, these savings have been partially offset by these higher transmission payments. A second PUCT action in September 1999 partially offset these increases. In accordance with the legislation discussed in "Competitive Conditions--Texas", the PUCT approved a change in the method of allocating transmission costs effective September 1, 1999. This change resulted in TNMP's transmission expenses in the fourth quarter of 1999 being $1.7 million lower than they would have been without the change.

    During 1998, transmission expenses were $2.4 million higher than in 1997 due to the effects of the Clear Lake settlement described above.

 Charge for Recovery of Stranded Plant

    TNMP recorded a charge for recovery of stranded plant of $23.4 million as discussed in "Competitive Conditions--Texas" and the section "Overall Results."

 Other Operating Expenses

    Other operating expenses in 1999 increased slightly, by $0.7 million, compared to 1998. Other operating expenses increased in 1998 by $4.9 million compared to 1997, reflecting the write-off of $3.3 million of deferred costs related to the Transition Plan.

 Interest Charges

    During 1999, interest charges decreased $10.6 million from 1998 levels due to the issuance of $175 million of 6.25% senior notes, which replaced $130 million of 12.5% secured debentures and borrowings against the credit facilities.

    During 1998, interest charges decreased $3.2 million due primarily to reduced borrowings and lower interest rates on the credit facilities.

Liquidity and Capital Resources

 Sources of Liquidity

    The main sources of liquidity for TNP are cash flow from operations and borrowings from credit facilities.

    TNP's cash flow from operations totaled $74.6 million, $72.9 million and $103.9 million in 1999, 1998 and 1997, respectively. Cash flow from operations increased slightly in 1999 due to reduced expenditures for nonregulated activities. Cash flow from operations decreased in 1998 due to increases in purchased power costs and expenses for nonregulated activities. In addition, 1997 cash flow included $20.5 million from the one-time factoring of unbilled accounts receivables. TNMP's cash flow decreased in 1999 due to a $10.3 million Transition Plan refund and higher income tax payments caused by increased intra-company funding to TNP. Lower payments for purchased power and interest partially offset the cash flow decrease at TNMP. TNMP's cash flow in 1998 mirrored that of TNP.

    In the second quarter of 1999, TNMP cancelled its 1995 Credit Facility, which had a total commitment of $100 million, and was scheduled to expire in November 2000. TNMP's remaining credit facility, which expires in September 2001, had a total of $54 million of unused borrowings available as of December 31, 1999.

    In November 1998, TNP entered into a new credit facility with a total commitment of $50 million, and unused borrowing capacity of $50 million at December 31, 1999. TNP can use borrowings under this facility to invest in TNP's subsidiaries, pay dividends to its shareholders, invest in nonregulated businesses, and for other general corporate purposes. The facility expires in November 2003.

    At December 31 1999, TNP had approximately 933,000 shares reserved for issuance under its direct stock purchase plan. The plan is designed to provide investors with a convenient method to purchase shares of TNP's common stock directly from the company and to reinvest cash dividends.

 Capital Resources

    TNP's and TNMP's capital structure continued to improve during 1999, as TNMP was able to reduce debt due to continued strong cash generation for the year. The equity portion of TNP's capital structure increased from 40.0% at December 31, 1998, to 42.5% at December 31, 1999. Conversely, the long-term debt ratio decreased from 59.6% to 57.3% for the same period. TNMP experienced similar results with its capital ratios.

    TNMP's capital requirements through 2004 are projected to be as follows (amounts in millions):

                                                              2000      2001       2002        2003       2004
                                                             -----      ----       ----       -----       ----
  FMB and secured debenture maturities (see Note 7)        $  100.0   $   -      $   -       $  140.0    $   -
  Capital expenditures                                         41.9      41.1       42.4         43.7       45.1
                                                            -------    -------   -------     --------    -------

    Total capital requirements                             $  141.9   $  41.1    $  42.4    $  183.7     $  45.1
                                                           ========   =======    =======    ========     =======

    TNMP believes that cash flow from operations, borrowings in the capital markets, and periodic borrowings under the credit facilities will be sufficient to retire or refinance $100 million of 9.25%, Series U, FMBs and meet its other capital requirements through the end of 2000.

Other Matters

  Year 2000

    TNMP actively addressed the Year 2000 issue (Y2K) throughout its operating and office environments. It conducted extensive studies to analyze the impact of Y2K on all operating systems. As a result of these studies, TNMP developed a Y2K mitigation plan that required TNMP to amend, replace or upgrade most of its primary corporate information systems, some of which were already being replaced or upgraded pursuant to a previously approved plan to replace or upgrade such systems.

    As a result of its planning and preparation, TNMP experienced no disruption of service or any other material effect in any of its computer systems in any of its critical business areas - generation, transmission, distribution, energy management and corporate information systems.

    In addition, TNMP experienced no material event or disruption caused by a failure of any of its key vendors or other third parties to achieve Y2K compliance in those systems affecting TNMP's operations.

    The costs associated with TNMP's Y2K efforts were approximately $10.7 million. Approximately $9.9 million of that amount was to upgrade or replace various information technology systems, and to improve the infrastructure to support those systems.

    TNMP does not expect any future material effects to arise from the Y2K issue.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    TNP's and TNMP's involvement in the trading of market risk sensitive instruments is minimal and does not have a material impact to either company's financial condition or results of operations. As noted in Item 1, "Sources of Energy," TNMP's exposure to changes in the prevailing market price of power has increased. This exposure is due to TNMP's greater reliance on shorter term contracts and, as discussed in Item 7, "Competitive Conditions," the fact that TNMP no longer passes the demand component of purchased power costs directly through to its customers. As a result, TNMP is exposed to the risk of executing new purchased power contracts at market prices. Conversely, TNMP has the opportunity to benefit from a favorable market for purchased power.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders and Board of Directors of TNP Enterprises, Inc.:


We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of TNP Enterprises, Inc. (a Texas corporation) (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, common shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                                ARTHUR ANDERSEN LLP

Fort Worth, Texas
February 16, 2000

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholder and Board of Directors of Texas-New Mexico Power Company:


We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Texas-New Mexico Power Company (a Texas corporation) (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, common shareholder's equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                              ARTHUR ANDERSEN LLP

Fort Worth, Texas
February 16, 2000

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                        For the Years Ended December 31,

                                                                           1999         1998         1997
                                                                        ---------    ---------    ---------
                                                                       (In thousands except per share amounts)

OPERATING REVENUES                                                      $ 576,150    $ 585,941    $ 578,534
                                                                        ---------    ---------    ---------

OPERATING EXPENSES:
  Purchased power and fuel                                                279,587      315,949      300,614
  Other operating and maintenance                                         106,634       95,661       86,385
  Depreciation                                                             39,295       38,056       38,853
  Charge for recovery of stranded plant (Note 3)                           23,376         --           --
  Taxes other than income taxes                                            33,746       36,014       33,667
  Income taxes                                                             19,120       15,480       21,242
                                                                        ---------    ---------    ---------
       Total operating expenses                                           501,758      501,160      480,761
                                                                        ---------    ---------    ---------

NET OPERATING INCOME                                                       74,392       84,781       97,773
                                                                        ---------    ---------    ---------

OTHER INCOME (LOSS):
  Other income and deductions, net                                         (2,348)       1,363        1,443
  Income taxes                                                              1,866         (125)         257
                                                                        ---------    ---------    ---------
       Other income (loss), net of taxes                                     (482)       1,238        1,700
                                                                        ---------    ---------    ---------

INCOME BEFORE INTEREST CHARGES                                             73,910       86,019       99,473
                                                                        ---------    ---------    ---------
INTEREST CHARGES:
  Interest on long-term debt                                               38,538       48,393       52,557
  Other interest and amortization of debt-related costs                     5,205        5,492        4,355
                                                                        ---------    ---------    ---------
       Total interest charges                                              43,743       53,885       56,912
                                                                        ---------    ---------    ---------

INCOME FROM CONTINUING OPERATIONS                                          30,167       32,134       42,561

Loss from discontinued nonregulated operations, net of taxes (Note 4)        --         12,710       12,883
                                                                        ---------    ---------    ---------


NET INCOME                                                                 30,167       19,424       29,678
Dividends on preferred stock and other                                        (19)         150          158
                                                                        ---------    ---------    ---------

INCOME APPLICABLE TO COMMON STOCK                                       $  30,186    $  19,274    $  29,520
                                                                        =========    =========    =========


EARNINGS PER SHARE OF COMMON STOCK:
  Earnings from continuing operations                                   $    2.25    $    2.42    $    3.24
  Loss from discontinued nonregulated operations                             --          (0.96)       (0.98)
                                                                        =========    =========    =========
EARNINGS PER SHARE                                                      $    2.25    $    1.46    $    2.26
                                                                        =========    =========    =========

DIVIDENDS PER SHARE OF COMMON STOCK                                     $    1.16    $    1.10    $   1.005
                                                                        =========    =========    =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 13,394       13,244       13,083
                                                                        =========    =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                                         1999        1998          1997
                                                                                      ---------    ---------    ---------
                                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales to customers                                               $ 532,237    $ 600,596    $ 625,032
  Purchased power  and fuel costs paid                                                 (291,384)    (318,616)    (299,554)
  Cash paid for payroll and to other suppliers                                          (89,455)    (116,852)    (125,188)
  Interest paid, net of amounts capitalized                                             (35,527)     (51,592)     (57,337)
  Income taxes paid                                                                      (7,527)      (6,825)      (9,089)
  Other taxes paid                                                                      (34,140)     (35,089)     (32,990)
  Other operating cash receipts and payments, net                                           353        1,250        2,979
                                                                                      ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                74,557       72,872      103,853
                                                                                      ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                            (41,144)     (37,534)     (28,232)
  Additions to other property and nonregulated investments                                  100       (1,020)      (1,777)
  Withdrawals from (deposits to) escrow account                                           1,902       (1,902)        --
                                                                                      ---------    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                                   (39,142)     (40,456)     (30,009)
                                                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                         (15,640)     (14,729)     (13,305)
  Common stock issuances                                                                  4,167        5,355        3,392
  Borrowings from (repayments to) revolving credit facilities - net                     (63,000)     (11,000)      45,000
  Issuances:
     Senior notes, net of discount                                                      174,164         --           --
  Deferred expenses associated with financings                                           (1,588)      (7,382)        --
  Redemptions:
     First mortgage bonds                                                                  --         (8,000)    (100,900)
     Secured debentures                                                                (130,000)        --           --
     Preferred stock                                                                     (1,396)        (180)        (180)
     Other                                                                                  118         (141)        (361)
                                                                                      ---------    ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES                                                   (33,175)     (36,077)     (66,354)
                                                                                      ---------    ---------    ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   2,240       (3,661)       7,490
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         12,216       15,877        8,387
                                                                                      ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $  14,456    $  12,216    $  15,877
                                                                                      =========    =========    =========

RECONCILIATION OF NET INCOME TO NET
     CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                          $  30,167    $  19,424    $  29,678
  Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                        39,295       38,056       38,853
     Charge for recovery of stranded plant                                               23,376         --           --
     Amortization of debt-related costs and other deferred charges                        8,044        7,390        5,633
     Allowance for funds used during construction                                          (933)        (228)         (47)
     Deferred income taxes                                                                6,535        4,722        7,434
     Investment tax credits                                                               2,205        1,281        1,406
     Deferred purchased power and fuel costs                                            (20,425)         894          995

Cash flows impacted by changes in current assets and liabilities:
     Accounts payable                                                                    (7,711)         976       (1,411)
     Accrued interest                                                                     3,400       (2,303)      (3,556)
     Accrued taxes                                                                       (1,472)      (3,299)      (1,244)
     Reserve for customer refund                                                        (10,289)      10,971         --
     Changes in other current assets and liabilities                                      8,862       (2,215)      25,099
Clear Lake settlement payment                                                            (8,000)        --           --
Other, net                                                                                1,503       (2,797)       1,013
                                                                                      ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             $  74,557    $  72,872    $ 103,853
                                                                                      =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                                 1999         1998
                                                                              ----------   ----------
                                                                                  (In thousands)
ASSETS
------

UTILITY PLANT:
  Electric plant                                                              $1,288,104   $1,260,147
  Construction work in progress                                                    2,501        6,294
                                                                              ----------   ----------
            Total                                                              1,290,605    1,266,441
  Less accumulated depreciation                                                  382,627      343,562
                                                                              ----------   ----------
            Net utility plant                                                    907,978      922,879
                                                                              ----------   ----------

OTHER PROPERTY AND INVESTMENTS, at cost                                            4,243       10,384
                                                                              ----------   ----------

CURRENT ASSETS:
  Cash and cash equivalents                                                       14,456       12,216
  Accounts receivable                                                              8,384        5,955
  Inventories, at lower of average cost or market:
       Fuel                                                                          575          677
       Materials and supplies                                                      3,834        4,567
  Deferred purchased power and fuel costs                                            304         --
  Accumulated deferred income taxes                                                 --          2,235
  Other current assets                                                               635        4,403
                                                                              ----------   ----------
            Total current assets                                                  28,188       30,053
                                                                              ----------   ----------

LONG-TERM AND OTHER ASSETS:
  Recoverable stranded costs (Note 3)                                             19,256         --
  Deferred purchased power and fuel costs (Note 3)                                21,797        1,676
  Deferred charges                                                                19,737       28,773
                                                                              ----------   ----------
            Total long-term and other assets                                      60,790       30,449
                                                                              ----------   ----------
                                                                              $1,001,199   $  993,765
                                                                              ==========   ==========

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.  Authorized 50,000,000
            shares; issued 13,416,556 shares in 1999 and 13,293,996 in 1998   $  196,685   $  192,518
       Retained earnings                                                         130,425      115,776
                                                                              ----------   ----------
            Total common shareholders' equity                                    327,110      308,294

  Redeemable cumulative preferred stock                                            1,664        3,060
  Long-term debt, less current maturities                                        340,244      459,000
                                                                              ----------   ----------
            Total capitalization                                                 669,018      770,354
                                                                              ----------   ----------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                           100,000         --
  Accounts payable                                                                20,300       28,011
  Accrued interest                                                                 8,420        5,020
  Accrued taxes                                                                   12,818       14,290
  Customers' deposits                                                              3,786        3,609
  Accumulated deferred income taxes                                                7,543         --
  Reserve for customer refund (Note 3)                                               682       10,971
  Other current liabilities                                                       29,720       25,202
                                                                              ----------   ----------
            Total current liabilities                                            183,269       87,103
                                                                              ----------   ----------

LONG-TERM AND OTHER LIABILITIES:
  Regulatory tax liabilities                                                       6,633          957
  Accumulated deferred income taxes                                               97,196       97,346
  Accumulated deferred investment tax credits                                     23,978       20,916
  Deferred credits                                                                21,105       17,089
                                                                              ----------   ----------
            Total long-term and other liabilities                                148,912      136,308
                                                                              ----------   ----------

COMMITMENTS AND CONTINGENCIES (Note 10)
                                                                              ----------   ----------
                                                                              $1,001,199   $  993,765
                                                                              ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                  December 31,

                                                                                                   1999         1998
                                                                                                ---------    ----------
                                                                                                   (In thousands)
COMMON SHAREHOLDERS' EQUITY
---------------------------

Common stock with no par value per share
    Authorized shares - 50,000,000
    Outstanding shares - 13,416,556 in 1999 and 13,293,996 in 1998                              $ 196,685    $ 192,518
Retained earnings                                                                                 130,425      115,776
                                                                                                ---------    ---------
       Total common shareholders' equity                                                          327,110      308,294
                                                                                                ---------    ---------

PREFERRED STOCK
---------------
      Preferred stock with no par value
          Authorized shares - 5,000,000
          Outstanding shares - None

      Redeemable cumulative preferred stock of TNMP with $100 par value
          Authorized shares - 1,000,000

                                                            Redemption
                                                         price at TNMP's   Outstanding shares
                                                             option         1999      1998
                                                             ------       -------   -------
          Series B                                     4.65% $   100.00       8,390    19,200         839        1,920
          Series C                                     4.75%     100.00       8,250    11,400         825        1,140
                                                                            -------   -------   ---------    ---------
      Total redeemable cumulative preferred stock                            16,640    30,600       1,664        3,060
                                                                            -------   -------   ---------    ---------


LONG-TERM DEBT
      FIRST MORTGAGE BONDS
          Series U 9.25% due 2000                                                                 100,000      100,000

      SENIOR NOTES
          6.25% due 2009                                                                          175,000         --
          Unamortized discount                                                                       (756)        --

      SECURED DEBENTURES
          12.50% due 1999                                                                            --        130,000
          Series A 10.75% due 2003                                                                140,000      140,000

      REVOLVING CREDIT FACILITIES
          1996 Facility                                                                            26,000       80,000
          1998 Facility                                                                              --          9,000
                                                                                                ---------    ---------
             Total long-term debt                                                                 440,244      459,000
              Less current maturities                                                            (100,000)        --
                                                                                                ---------    ---------
             Total long-term debt, less current maturities                                        340,244      459,000
                                                                                                ---------    ---------

TOTAL CAPITALIZATION                                                                            $ 669,018    $ 770,354
                                                                                                =========    =========



The accompanying notes are an integral part of these consolidated financial statements.

                     TNP ENTERPRISES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY
                        For the Years Ended December 31,


                                                             Common Shareholders' Equity
                                                     -----------------------------------------------
                                                           Common Stock        Retained
                                                        Shares     Amount      Earnings     Total
                                                        ------     ------      --------     -----
                                                                        (In thousands)

YEAR ENDED DECEMBER 31, 1997
      Balance at January 1, 1997                        13,006   $ 183,771   $  94,703    $ 278,474
      Net income                                          --          --        29,678       29,678
      Dividends on preferred stock                        --          --          (158)        (158)
      Dividends on common stock - $1.005 per share        --          --       (13,158)     (13,158)
      Sale of common stock                                 127       3,392        --          3,392
      Retirement of preferred stock                       --          --            13           13
                                                     ---------   ---------   ---------    ---------
         Balance at December 31, 1997                   13,133     187,163     111,078      298,241

YEAR ENDED DECEMBER 31, 1998
      Net income                                          --          --        19,424       19,424
      Dividends on preferred stock                        --          --          (150)        (150)
      Dividends on common stock - $1.10 per share         --          --       (14,579)     (14,579)
      Sale of common stock                                 161       5,355        --          5,355
      Retirement of preferred stock                       --          --             3            3
                                                     ---------   ---------   ---------    ---------
         Balance at December 31, 1998                   13,294     192,518     115,776      308,294

YEAR ENDED DECEMBER 31, 1999
      Net income                                          --          --        30,167       30,167
      Dividends on preferred stock                        --          --           (99)         (99)
      Dividends on common stock - $1.16 per share         --          --       (15,537)     (15,537)
      Sale of common stock                                 123       4,167        --          4,167
      Retirement of preferred stock                       --          --           118          118
                                                     ---------   ---------   ---------    ---------
         Balance at December 31, 1999                   13,417   $ 196,685   $ 130,425    $ 327,110
                                                     =========   =========   =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of TNP Enterprises, Inc.)
                       CONSOLIDATED STATEMENTS OF INCOME
                       For the Years Ended December 31,

                                                             1999         1998         1997
                                                          ---------    ---------    ---------
                                                                     (In thousands)

OPERATING REVENUES                                        $ 576,093    $ 585,892    $ 578,534
                                                          ---------    ---------    ---------

OPERATING EXPENSES:
  Purchased power and fuel                                  279,587      315,949      300,614
  Other operating and maintenance                            99,390       91,663       84,294
  Depreciation of utility plant                              39,295       38,054       38,851
  Charge for recovery of stranded plant (Note 3)             23,376         --           --
  Taxes other than income taxes                              33,296       36,298       33,260
  Income taxes                                               20,799       16,863       22,062
                                                          ---------    ---------    ---------
       Total operating expenses                             495,743      498,827      479,081
                                                          ---------    ---------    ---------

NET OPERATING INCOME                                         80,350       87,065       99,453
                                                          ---------    ---------    ---------

OTHER INCOME:
  Other income and deductions, net                            1,940        1,035        1,120
  Income taxes                                                  277          (52)         257
                                                          ---------    ---------    ---------
       Other income, net of taxes                             2,217          983        1,377
                                                          ---------    ---------    ---------

INCOME BEFORE INTEREST CHARGES                               82,567       88,048      100,830
                                                          ---------    ---------    ---------

INTEREST CHARGES:
  Interest on long-term debt                                 37,919       48,342       52,557
  Other interest and amortization of debt-related costs       5,205        5,385        4,355
                                                          ---------    ---------    ---------
       Total interest charges                                43,124       53,727       56,912
                                                          ---------    ---------    ---------

NET INCOME                                                   39,443       34,321       43,918
Dividends on preferred stock and other                          (19)         150          158
                                                          ---------    ---------    ---------

INCOME APPLICABLE TO COMMON STOCK                         $  39,462    $  34,171    $  43,760
                                                          =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                                                         1999        1998         1997
                                                                                      ---------    ---------    ---------
                                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales to customers                                               $ 528,552    $ 579,482    $ 606,803
  Purchased power and fuel costs paid                                                  (291,384)    (318,616)    (299,554)
  Cash paid for payroll and to other suppliers                                          (74,372)     (72,590)     (86,607)
  Interest paid, net of amounts capitalized                                             (34,924)     (51,545)     (57,331)
  Income taxes paid                                                                     (17,592)      (2,786)      (8,464)
  Other taxes paid                                                                      (33,540)     (35,492)     (32,980)
  Other operating cash receipts and payments, net                                            99          864        2,600
                                                                                      ---------    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                76,840       99,317      124,467
                                                                                      ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                            (40,911)     (37,506)     (27,942)
  Withdrawals from (deposits to) escrow account                                           1,902       (1,902)       1,670
                                                                                      ---------    ---------    ---------
CASH FLOWS USED IN INVESTING ACTIVITIES                                                 (39,009)     (39,408)     (26,272)
                                                                                      ---------    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                         (29,102)     (19,249)     (44,458)
  Borrowings from (repayments to) revolving credit facilities - net                     (54,000)     (20,000)      45,000
  Issuances:
    Senior notes, net of discount                                                       174,164         --           --
  Deferred expenses associated with financings                                           (1,588)      (7,275)        --
  Redemptions:
    First mortgage bonds                                                                   --         (8,000)    (100,900)
    Secured debentures                                                                 (130,000)        --           --
    Preferred stock                                                                      (1,396)        (180)        (180)
    Other                                                                                   118         --           --
                                                                                      ---------    ---------    ---------
NET CASH USED IN FINANCING ACTIVITIES                                                   (41,806)     (54,704)    (100,538)
                                                                                      ---------    ---------    ---------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (3,975)       5,205       (2,343)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          7,977        2,772        5,115
                                                                                      ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $   4,002    $   7,977    $   2,772
                                                                                      =========    =========    =========

RECONCILIATION OF NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                                          $  39,443    $  34,321    $  43,918
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation of utility plant                                                        39,295       38,054       38,851
    Charge for recovery of stranded plant                                                23,376         --           --
    Amortization of debt-related costs and other deferred charges                         8,044        7,281        5,633
    Allowance for funds used during construction                                           (933)        (228)         (47)
    Deferred income taxes                                                                 6,716        9,559       10,650
    Investment tax credits                                                                2,149        1,173        2,121
    Deferred purchased power and fuel costs                                             (20,425)         894          995

Cash flows impacted by changes in current assets and liabilities:
    Accounts payable                                                                     (6,814)       2,029       (2,395)
    Accrued interest                                                                      3,384       (2,319)      (3,556)
    Accrued taxes                                                                        (6,260)       2,698          850
    Reserve for customer refund                                                         (10,289)      10,971         --
    Changes in other current assets and liabilities                                      10,264       (4,485)      24,751
Clear Lake settlement payment                                                            (8,000)        --           --
Other, net                                                                               (3,110)        (631)       2,696
                                                                                       --------     --------     --------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                              $ 76,840     $ 99,317     $124,467
                                                                                       ========     ========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                 TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,

                                                                    1999         1998
                                                                 ----------   ----------
                                                                     (In thousands)
ASSETS
------

UTILITY PLANT:
  Electric plant                                                 $1,288,080   $1,260,099
  Construction work in progress                                       2,501        6,294
                                                                 ----------   ----------
            Total                                                 1,290,581    1,266,393
  Less accumulated depreciation                                     382,627      343,562
                                                                 ----------   ----------
            Net utility plant                                       907,954      922,831
                                                                 ----------   ----------
OTHER PROPERTY AND INVESTMENTS, at cost                                 213        2,116
                                                                 ----------   ----------

CURRENT ASSETS:
  Cash and cash equivalents                                           4,002        7,977
  Accounts receivable                                                 6,347          923
  Inventories, at lower of average cost or market:
       Fuel                                                             575          677
       Materials and supplies                                         3,834        4,567
  Deferred purchased power and fuel costs                               304         --
  Other current assets                                                  356        4,093
                                                                 ----------   ----------
            Total current assets                                     15,418       18,237
                                                                 ----------   ----------

LONG-TERM AND OTHER ASSETS:
  Recoverable stranded costs (Note 3)                                19,256         --
  Deferred purchased power and fuel costs (Note 3)                   21,797        1,676
  Deferred charges                                                   19,757       28,706
                                                                 ----------   ----------
            Total long-term and other assets                         60,810       30,382
                                                                 ----------   ----------
                                                                 $  984,395   $  973,566
                                                                 ==========   ==========

CAPITALIZATION AND LIABILITIES
------------------------------

CAPITALIZATION:
  Common shareholder's equity:
       Common stock, $10 par value per share
          Authorized 12,000,000 shares; issued 10,705 shares     $      107   $      107
       Capital in excess of par value                               222,149      222,149
       Retained earnings                                             90,302       79,840
                                                                 ----------   ----------
            Total common shareholder's equity                       312,558      302,096

  Redeemable cumulative preferred stock                               1,664        3,060
  Long-term debt, less current maturities                           340,244      450,000
                                                                 ----------   ----------
            Total capitalization                                    654,466      755,156
                                                                 ----------   ----------

CURRENT LIABILITIES:
  Current maturities of long-term debt                              100,000         --
  Accounts payable                                                   20,074       26,888
  Accrued interest                                                    8,388        5,004
  Accrued taxes                                                      14,189       20,449
  Customers' deposits                                                 3,786        3,609
  Accumulated deferred income taxes                                   8,434          649
  Reserve for customer refund (Note 3)                                  682       10,971
  Other current liabilities                                          28,015       17,076
                                                                 ----------   ----------
            Total current liabilities                               183,568       84,646
                                                                 ----------   ----------

LONG-TERM AND OTHER LIABILITIES:
  Regulatory tax liabilities                                          6,633          957
  Accumulated deferred income taxes                                  95,165       93,378
  Accumulated deferred investment tax credits                        23,978       22,729
  Deferred credits                                                   20,585       16,700
                                                                 ----------   ----------
            Total long-term and other liabilities                   146,361      133,764
                                                                 ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 10)
                                                                 ----------   ----------
                                                                 $  984,395   $  973,566
                                                                 ==========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of TNP Enterprises, Inc.)
                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                                 December 31,

                                                                                                1999         1998
                                                                                             ---------    ---------
                                                                                                  (In thousands)
COMMON SHAREHOLDER'S EQUITY
---------------------------
      Common stock, $10 par value per share
          Authorized shares - 12,000,000
          Outstanding shares - 10,705                                                       $     107   $      107
      Capital in excess of par value                                                          222,149      222,149
      Retained earnings                                                                        90,302       79,840
                                                                                            ----------  -----------
             Total common shareholder's equity                                                312,558      302,096
                                                                                            ----------  -----------


PREFERRED STOCK
---------------
      Redeemable cumulative preferred stock with $100 par value
          Authorized shares - 1,000,000

                                                       Redemption
                                                     price at TNMP's    Outstanding shares
                                                         option         1999        1998
                                                         ------         ----        ----
          Series B                           4.65%        $ 100.00      8,390      19,200         839        1,920
          Series C                           4.75%          100.00      8,250      11,400         825        1,140
                                                                     ---------   ---------   ---------   ----------
                     Total redeemable cumulative preferred stock       16,640      30,600       1,664        3,060
                                                                     ---------   ---------   ---------   ----------


LONG-TERM DEBT
--------------
      FIRST MORTGAGE BONDS
          Series U 9.25%  due 2000                                                            100,000      100,000

      SENIOR NOTES
          6.25% due 2009                                                                      175,000         -
          Unamortized discount                                                                   (756)        -

      SECURED DEBENTURES
          12.50% due 1999                                                                         -        130,000
          Series A 10.75% due 2003                                                            140,000      140,000

      REVOLVING CREDIT FACILITIES
          1996 Facility                                                                        26,000       80,000
                                                                                            ----------  -----------
             Total long-term debt                                                             440,244      450,000
             Less current maturities                                                         (100,000)        -
                                                                                            ----------  -----------
             Total long-term debt, less current maturities                                    340,244      450,000
                                                                                            ----------  -----------

TOTAL CAPITALIZATION                                                                        $ 654,466   $  755,156
                                                                                            ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
             (a wholly owned subsidiary of TNP Enterprises, Inc.)
            CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY
                       For the Years Ended December 31,

                                                                        Common Shareholder's Equity
                                         -------------------------------------------------------------------------------------------
                                                                         Capital in
                                             Common Stock                Excess of          Retained
                                         Shares        Amount            Par Value          Earnings             Total
                                         ------        ------            ---------          --------             -----
                                                                                (In thousands)
YEAR ENDED DECEMBER 31, 1997
      Balance at January 1, 1997            11           107              $ 222,133        $  65,308           $ 287,548
      Net income                           --            --                      --           43,918              43,918
      Dividends on preferred stock         --            --                      --             (158)               (158)
      Dividends on common stock            --            --                      --          (44,300)            (44,300)
      Retirement of preferred stock        --            --                      13             --                    13
                                        ---------    ---------             ---------       ----------          ----------
         Balance at December 31, 1997       11           107                222,146           64,768             287,021

YEAR ENDED DECEMBER 31, 1998
      Net income                           --            --                      --           34,321              34,321
      Dividends on preferred stock         --            --                      --             (150)               (150)
      Dividends on common stock            --            --                      --          (19,099)            (19,099)
      Retirement of preferred stock        --            --                       3             --                     3
                                        ---------    ---------             ---------       ----------          ----------
         Balance at December 31, 1998       11           107                222,149           79,840             302,096

YEAR ENDED DECEMBER 31, 1999
      Net income                           --            --                      --           39,443              39,443
      Dividends on preferred stock         --            --                      --              (99)                (99)
      Dividends on common stock            --            --                      --          (29,000)            (29,000)
      Retirement of preferred stock        --            --                      --              118                 118
                                        ---------    ---------             ---------       ----------          ----------
         Balance at December 31, 1999       11           107              $ 222,149        $  90,302           $ 312,558
                                        =========    =========             =========       ==========          ==========

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

    The use of estimates is required to prepare TNP's and TNMP's consolidated financial statements in conformity with generally accepted accounting principles. Management believes that estimates are essential and will not materially differ from actual results. However, adjustments may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the 1999 financial statements.

 Accounting for the Effects of Regulation

    As discussed in Note 3, legislation that establishes competition became effective during 1999 in Texas and New Mexico. As a result, SFAS 71, "Accounting for the Effects of Certain Types of Regulation," is no longer applied to the generation/power supply portion of TNMP's operations in Texas and New Mexico. Based on the legislation, TNMP believes that SFAS 71 continues to apply to the transmission and distribution portion of its operations in both states.

    SFAS 71 allows TNMP to recognize the economic effects of rate regulation in the transmission and distribution portion of its business. Among these effects are the recognition of regulatory assets and liabilities. Regulatory assets represent revenues associated with certain costs that TNMP expects to recover from customers in future rates. Regulatory liabilities are costs previously collected from customers or other amounts that reduce future rates. The following table summarizes TNP's and TNMP's regulatory assets and liabilities as of December 31, 1999 and 1998.

                                                        1999       1998
                                                       ------     ------
                                                         (In thousands)
       Regulatory Assets:
         Deferred purchased power and fuel costs $ 22,101 $ 1,676 Deferred charges:
          Losses on reacquired debt                     2,837      6,494
          Rate case expenses                              201      1,396
          Recoverable stranded costs                   19,256        -
          Deferred accounting amounts                     -        3,221
                                                    ---------  ---------

           Total                                    $  44,395  $  12,787
                                                    =========  =========

       Regulatory Liabilities:
         Income tax related, net                    $   6,633  $     957
                                                    =========  =========

    As a result of discontinuing SFAS 71 to the generation/power supply Texas operations, the following accounting policy changes will be effective January 1, 2000:

  . Allowance for funds used during construction will no longer be accrued to generation-related construction projects. Interest will be capitalized to these projects in accordance with SFAS 34, "Capitalization of Interest Cost."

  . Under SFAS 71, TNMP deferred the gains or losses that arose when long-term debt was redeemed prior to maturity, and amortized those costs over the life of the new debt. Effective January 1, 2000, gains or losses incurred for the early retirement of debt attributable to TNMP's generation/power supply operations will be recorded in accordance with SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt."

 Utility Plant

    Utility plant is stated at the historical cost of construction, which includes labor, materials, indirect charges for such items as engineering and administrative costs, and AFUDC. Property repairs and replacement of minor items are charged to operating expenses; major replacements and improvements are capitalized to utility plant.

    AFUDC is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction. Established regulatory practices enable TNMP to recover these costs from customers. The composite rate used for AFUDC was 10.6% in 1999 and 6% in both 1998 and 1997.

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

    Depreciation is provided on a straight-line method based on the estimated lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment's use. Depreciation as a percentage of average depreciable cost was 3.1%, 3.2%, and 3.3% in 1999, 1998, and 1997, respectively.


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


 Purchased Power and Fuel Costs

    In Texas, fuel and the energy-related portion of purchased power costs are recovered from customers through the fuel adjustment clause authorized by the PUCT. The demand-related portion of purchased power is recovered through base rates and is not subject to adjustment or future reconciliation. Therefore, any difference between the amount of demand-related purchased power recovered through TNMP's rates and the actual cost of such affects operating income.

    In New Mexico, TNMP recovers all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC. The purchased power recovery factor changes monthly to reflect over or under collections of purchased power costs. Prior to July 1, 1999, the recovery of purchased power had been frozen in base rates in accordance with Community Choice.


 Deferred Charges

    Expenses incurred in issuing long-term debt and related discount and premium are amortized on a straight-line basis over the lives of the respective issues.


    Included in deferred charges are other assets that are expected to benefit future periods and certain costs that are deferred for ratemaking purposes and amortized over periods allowed by regulatory authorities.

 Derivatives

    The initial cost of an interest rate collar is being amortized over the term of the related agreement. Unamortized premiums of $66,000 are included in Deferred Charges in the consolidated balance sheets. Amounts to be received or paid under the agreement, if any, will be recognized when they occur as a component of interest expense. As of December 31, 1999, TNMP had neither an obligation to pay, nor the right to receive any amounts under the agreement.


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

    The estimated fair values of long-term debt and preferred stock were based on quoted market prices of the same or similar issues. The estimated fair values of TNP's financial instruments are as follows:


                                          December 31, 1999              December 31, 1998
                                     ----------------------------  -----------------------------
                                     Carrying Amount  Fair Values  Carrying Amount  Fair Values
                                     ---------------  -----------  ---------------  ------------
                                                           (In thousands)
   Assets
   ------
     Interest rate collars                  $     66     $  3,578         $    164     $   (333)

   Capitalization and Liabilities
   ------------------------------
     Long-term debt                          441,000      420,731          459,000      475,189
     Preferred stock                           1,664        1,664            3,060        1,978


 Common Stock

    At December 31, 1999, 519,304 shares of TNP's common stock were reserved for issuance to TNMP's 401(k) plan, and 1,738,491 shares of TNP's common stock were reserved for subsequent issuance under other stock compensation or shareholder plans.

 Shareholder Rights Plan

    TNP has a shareholder rights plan that is designed to protect TNP's shareholders from coercive takeover tactics and inadequate or unfair takeover bids. The rights plan provides for the distribution of one right for each share of TNP's common stock currently outstanding or issued until the close of business on August 11, 2008.

    Upon the occurrence of certain events, each right entitles a shareholder to elect to purchase one share of common stock at $100 per share or, under certain circumstances, shares of common stock at half the then-current market price, or to receive TNP common stock or other securities having an aggregate value equal to the excess of (i) the value of the common stock or other securities on the date the rights are exercised over or (ii) the cash payment that would have been payable upon exercise of the rights if cash payment had been elected.

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

    On June 4, 1999, TNP amended its shareholder rights plan to exempt the Merger discussed in Note 2 from the provisions of the shareholder rights plan.

 Stock-Based Compensation

    As discussed in Note 5, TNP has an equity-based incentive compensation plan that awards stock-based compensation. In 1995 the FASB issued SFAS 123, "Accounting for Stock-Based Compensation", that changes the method for calculating expenses associated with stock-based compensation. SFAS 123, which became effective for 1996, also allows companies to retain the approach as set forth in APB Opinion 25, "Accounting for Stock Issued to Employees", for measuring expense for its stock-based compensation. TNP has elected to continue to apply the provisions of APB Opinion 25 in calculating stock-based compensation. The application of SFAS 123 would have had no significant effect on the amount of expense associated with TNP's stock-based compensation.

 Reclassification

    Certain items in 1997 and 1998 were reclassified to conform to the 1999 presentation.

Note 2.  Acquisition

    TNP, SW Acquisition, L.P., and ST Acquisition Corp. have entered into a Merger Agreement, dated as of May 24, 1999, which provides for a merger of ST Corp. with and into TNP, with TNP being the surviving corporation. Under the terms of the Merger Agreement, each issued and outstanding share of common stock of TNP will be canceled and converted automatically into the right to receive $44.00 in cash. The Merger will convert TNP from a listed public corporation to a privately owned corporation.

    TNP expects the Merger to close early in the second quarter of 2000. The Merger Agreement requires various approvals. To date, approvals have been obtained from TNP's shareholders, the Federal Trade Commission, FERC, the PUCT, and the NMPRC. Approvals are final in all jurisdictions except Texas. Information regarding the approval status in each jurisdiction is as follows:

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

    FTC. On September 3, 1999, TNMP filed an application with the FTC seeking approval of the Merger, as required under the Hart-Scott-Rodino Act. The FTC approved the application on September 21, 1999.

    Texas. On July 15, 1999, TNP and TNMP filed an application with the PUCT seeking a determination that the Merger is consistent with the public interest. On November 10, 1999, TNMP and the staff of the PUCT agreed to a settlement that resolves all issues between the two parties. At a hearing held November 12, 1999, the remaining parties joined the settlement, withdrew from the case, or waived their rights to hearing and did not oppose the settlement. In late December 1999, the administrative law judge assigned to the case issued a draft order approving the Merger. On February 10, 2000, the PUCT voted unanimously to approve the Merger. Approval by the PUCT is expected to be final in March 2000. Approval by the PUCT requires TNMP to honor certain financial and operational commitments, including a guaranteed level of stranded cost mitigation equal to $59 million less base rate reductions in 2000 and 2001. The subject base rate reductions are described in Note 3.

     New Mexico. Also on July 15, TNMP filed an application with the NMPRC seeking to obtain all approvals and authorizations necessary to consummate the Merger, including approval of the Credit Facility described above. On October 8, 1999, the Staff of the NMPRC filed testimony recommending approval of the Merger, subject to certain financial and operational commitments of TNMP. On October 18, 1999, TNMP filed testimony agreeing to make the proposed commitments. No other parties opposed the Merger. Hearings before the NMPRC were held October 25 and 26, 1999. On January 18, 2000, the NMPRC voted to approve the Merger. The decision became final on February 17, 2000.

Note 3.  Regulatory Matters

    The electric utility industry continues its transition toward increased competition. During 1999, legislation was passed in both Texas and New Mexico that establishes retail competition for generation operations. Retail competition is scheduled to begin in New Mexico and Texas on January 1, 2001, and January 1, 2002, respectively. The legislation in both states provides for recovery of "stranded costs", the difference between the regulatory value of TNMP's investments in generation assets and purchased power contracts and the market price for energy in a competitive market. The increasingly competitive environment presents opportunities to compete for new customers, as well as the risk of loss of existing customers. TNMP expects the portions of operations pertaining to transmission and distribution to continue to be regulated.

    The following discusses the legislation in Texas and New Mexico, the effects of the legislation on TNMP's operating results, and the relationship of the legislation in Texas to the Transition Plan.

 Texas

    Legislation. On September 1, 1999, legislation that establishes competition in the generation portion of the Texas electric utility industry went into effect. The legislation will implement retail competition in generation for customers in most areas of Texas on January 1, 2002. Among other provisions, the legislation:

      . Requires utilities to provide service according to the base rate tariffs in effect at September 1, 1999, until December 31, 2001. The legislation does not prohibit changes in the fixed fuel factor that passes through fuel and purchased power energy costs to customers.

      . Allows a utility to recover 100% of its verifiable stranded costs via several methods, including:

          . Redirection of depreciation - A utility may redirect all or a part of the depreciation related to transmission and distribution assets to its generation assets for the periods 1998 through 2001.

          . Application of earnings in excess of an allowed rate of return - During the freeze period (January 1, 1999 through December 31,
               2001), utilities' earnings are capped by the cost of capital approved in the utility's most recent rate proceeding before the PUCT. For TNMP, the cap is a 10.53% return on rate base. Earnings in excess of the cap will be used to reduce stranded costs.

          . Securitization - A utility may securitize 100% of its regulatory assets and up to 75% of its estimated stranded costs, and recover those costs from its customers through a charge approved by the PUCT.

          . Assessment of a competition transition charge - After the freeze period, stranded costs that have not been recovered by one of the methods above will be recovered through a competition transition charge levied upon all retail customers within a utility's geographical certificated service area as it existed on May 1, 1999.

      . Establishes four alternatives for quantifying the final amount of stranded costs, and provides a framework for reconciling estimated stranded costs to the actual stranded costs quantified using those methods. Reconciliation will occur sometime after January 10, 2004, according to a schedule to be established by the PUCT.

      . Requires utilities to disaggregate, on or before January 1, 2002, into three distinct businesses: generation, transmission and distribution, and retail electric provider. A retail electric provider is an entity that sells electric energy to retail customers in Texas. Such an entity cannot own or operate generation assets.

      . Provides that once customer choice begins on January 1, 2002, residential and small commercial customers who do not choose an alternative provider will continue to be served by TNMP's affiliate retail energy provider at a "price-to-beat" which is 6% lower than the rate in effect on January 1, 1999, adjusted to reflect a fuel factor that the PUCT shall determine as of December 31, 2001. This "price to beat" must be offered by the utility until the earlier of 36 months after customer choice is offered or when it loses 40% or more of its residential sales within its certified service area.

    Prior to the legislation, TNMP had been operating under a voluntary Transition Plan approved by the PUCT in 1998. The Transition Plan covered a five-year period, and had provided for rate reductions, sharing of earnings in excess of 11.25% return on equity and recovery of stranded costs. It also included a provision requiring that TNMP conform the Plan to any legislation enacting competition in the electric utility industry. There are provisions of the legislation that conflict with provisions of the Transition Plan. In such instances, including the calculation and subsequent application of excess earnings, Management believes the legislation supercedes the Transition Plan.

    Management has calculated excess earnings for the twelve months ended December 31, 1999, based on the provisions of the legislation. The calculation resulted in a reduction to 1999 pre-tax operating income of $23.4 million ($1.09 per share). The $23.4 million of excess earnings are displayed in the income statement under the caption "Charge for recovery of stranded plant." TNMP did not have excess earnings under the Transition Plan in 1998.

    1998 Earnings Monitoring Report and Transition Plan Conformance. On May 17, 1999, TNMP filed its Electric Investor-Owned Utilities Earnings Report (Earnings Report) with the PUCT. Simultaneously, TNMP filed an Addendum to the Earnings Report (Addendum) detailing TNMP's calculation of excess earnings under the Transition Plan for the twelve months ended December 31, 1998. The Addendum showed that TNMP had not earned in excess of the 11.25% return on equity cap established in the Transition Plan. After reviewing the Addendum, the Office of Regulatory Affairs (ORA) of the PUCT filed a contest to TNMP's earnings report on August 16, 1999, asserting errors in TNMP's calculation of excess earnings. ORA's petition did not quantify the amount of its alleged errors. In addition, the ORA proposed to use the Earnings Report contest as a means for conforming the Transition Plan to the legislation. The PUCT hearing examiner assigned to the Earnings Report is considering the issues related to TNMP's calculation of excess earnings for 1998.

    The ORA is the only party contesting TNMP's calculation of excess earnings. In a letter to the hearing examiner on November 1, 1999, TNMP reported that TNMP and ORA had not yet resolved the Earnings Report issues. On January 25, 2000, TNMP filed a Motion for Dismissal or Summary Decision, asking the PUCT to reject ORA's contest, and approve TNMP's 1998 Earnings Report. TNMP believes the issues relating to its calculation of excess earnings can be disposed of as a matter of law without a factual hearing. TNMP does not expect resolution of this matter to have a material effect on its financial condition.

    Regarding the conformance of the Transition Plan to the legislation, TNMP filed a Conformed Stipulation with the PUCT on October 6, 1999. The Conformed Stipulation identifies all of the provisions in the Transition Plan that TNMP believes must be changed in order for the Transition Plan to comply with the legislation. On December 6, 1999, the PUCT issued a Declaratory Order stating that TNMP was required "to give effect to base rate reductions reflected in" the Transition Plan. Accordingly, TNMP reduced base rates for residential and commercial customers by 3% and 1%, respectively, effective January 1, 2000. Similar rate reductions will take effect January 1, 2001. As a result, operating revenues are estimated to decrease in 2000 and 2001 by $6.7 million and $13.9 million, respectively. The order also established that the base rate reductions would offset the 6% rate reduction required by the legislation, as previously described in the section "Texas - Legislation." The order is interim in nature, and can be appealed.

    Uncertainties exist as to the application of the legislation to other provisions of the Transition Plan. Such uncertainties will not be resolved until TNMP reports to the PUCT regarding its efforts to conform the Transition Plan to the legislation. That report will be the subject of a PUCT review that will occur in 2001.

    Discontinuing SFAS 71. Historically, TNP's and TNMP's consolidated financial statements reflect the application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," which provides for recognition of the economic effects of rate regulation. EITF 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of SFAS Statements No. 71 and 101," states that application of SFAS 71 should stop "when deregulatory legislation is passed or when a rate order (whichever is necessary to effect the change in the jurisdiction) that contains sufficient detail for the enterprise to reasonably determine how the transition plan will affect the separable portion of its business whose pricing is being deregulated is issued." With the passage of the legislation, TNMP discontinued the application of SFAS 71 to the generation/power supply portion of its Texas business during the fourth quarter of 1999. As a direct result of discontinuing SFAS 71, and in accordance with the legislation, TNMP has reclassified net regulatory assets (regulatory assets less liabilities) of $19.3 million that pertain to these deregulated operations as Recoverable Stranded Costs. TNMP believes the $19.3 million represents verifiable stranded costs and intends to recover them from customers pursuant to the methods discussed under "Texas - Legislation."

    In conjunction with the discontinuance of SFAS 71, TNMP is required to determine if its generating plant asset, TNP One, is impaired under SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to
be Disposed Of."   Based on TNMP's undiscounted cash flow analysis over the
estimated useful life of TNP One, there is no impairment of TNP One, as defined by SFAS 121, as of December 31, 1999. TNMP's impairment analysis includes reasonable estimates of future market prices, capacity factors, operating costs, the effects of competition, and many other factors over the life of TNP One. TNMP's impairment analysis is highly dependent on these estimates. As of December 31, 1999, the net book value of TNP One is $435 million.

    Business Separation Plan. As noted above, the legislation requires utilities to disaggregate, on or before January 1, 2002, into three distinct businesses: generation, transmission and distribution, and retail electric provider. On January 10, 2000, TNMP filed its Business Separation Plan with the PUCT. The BSP details TNMP's plans for complying with the legislation, which include creating three new affiliated companies, and establishing a timeline for accomplishing the separation.

    Unbundled Cost of Service Filing. The legislation also requires TNMP to file a rate case that will set rates for the transmission and distribution company that will provide regulated services once competition begins in 2002. The filing must be made no later than March 31, 2000. The rates will be composed of a transmission and distribution charge; a competition transition charge for stranded cost recovery, which may include securitization; and a system benefits charge. The CTC is designed to recover stranded costs related to TNMP's generation assets and purchased power contracts, as determined by a PUCT-established model. The PUCT will also use this proceeding to review and approve the BSP.

    Annual Report. The legislation requires TNMP to file a report prior to March 30, 2000 that will allow the PUCT to review TNMP's calculation of excess earnings for the year ended December 31, 1999.

    Fuel Reconciliation. At December 31, 1999, TNMP had an underrecovered balance of fuel and the energy-related portion of purchased power costs of $21.8 million. PUCT rules require TNMP to reconcile its fuel costs at least every three years. TNMP expects to file a fuel reconciliation for the three-year period ended December 31, 1999, in mid-2000. TNMP will also file a request for a new fuel factor, which will take into account the expected cost of fuel and purchased energy. Management believes the ultimate outcome of this fuel reconciliation will not have a material adverse effect on TNP's or TNMP's consolidated financial position.

 New Mexico

    The New Mexico Legislature opened the state's electric power market to consumer choice with the passage of the Electric Utility Industry Restructuring Act of 1999 (the Act) in April 1999. The Act provides for the phase-in of retail choice beginning January 1, 2001, requires utilities to disaggregate their regulated transmission and distribution business activities from their generation operations, that will be subject to competition, and guarantees recovery of at least 50% of a utility's stranded costs over a five-year period. Prior to the passage of the Act, TNMP had been operating under Community Choice. Community Choice did not define stranded costs, or their recovery, and had specified May 1, 2000, for the beginning of retail choice. As a result, TNMP has reduced its accrual for potential stranded costs related to its purchased power contracts in New Mexico from $3.4 million as of December 31, 1998, to $2.1 million as of December 31, 1999. Stranded costs in New Mexico could ultimately be in a range from zero to $6 million, depending on the market price of purchased power at the onset of competition.

    TNMP is required to file its plan for complying with the Act by June 1, 2000.

    On June 8, 1999, the NMPRC entered a Final Order terminating Community Choice. By terminating Community Choice, the NMPRC placed TNMP on the same timetable as other New Mexico utilities with regard to retail competition and restored the pass-through of purchased power costs to customers effective July 1, 1999. Under Community Choice, purchased power costs were a fixed component of base rates. Therefore, the difference between the actual amounts recovered from customers and actual purchased power costs affected operating income.

    Community Choice provided for the filing of a rate case by TNMP on June 1, 1999. TNMP and the NMPRC Staff have reached a settlement, and have submitted the settlement to the NMPRC for approval. The settlement calls for a decrease in TNMP's base rates of $1.8 million, or 6%, effective October 1, 1999. TNMP has reflected the base rate reductions in its fourth quarter revenues. TNMP expects the NMPRC to act on the proposed settlement during the second quarter of 2000.

Note 4.  Discontinued Nonregulated Operations

    Management, with approval from the Board of Directors, authorized a plan to discontinue the construction activities of FWI in late 1997. During the third quarter of 1998, TNP elected to discontinue all remaining operations of FWI.

    The pre-tax loss on discontinued operations recognized in 1998 was $19.6 million ($12.7 million, net of taxes, or $0.96 per share). The 1998 pre-tax loss resulted from construction delays, a shortage of skilled labor, and job site performance problems. Due to these reasons, there were a few jobs not completed at December 31, 1999. TNP expects the jobs to be completed during early 2000.

    The pre-tax loss on discontinued operations recognized in 1997 was $19.8 million ($12.9 million, net of taxes, or $0.98 per share). All losses incurred by FWI, both construction and service, incurred in 1997 have been reclassified as losses from discontinued operations.

Note 5.  Employee Benefit Plans

    Pension and Postretirement Benefits Plans

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


                                                         Pension Benefits                Postretirement Benefits
                                                        -----------------                -----------------------
                                                        1999         1998                    1999      1998
                                                        ----         ----                    ----      ----
                                                                             (In thousands)
     Change in projected benefit obligation:
       Benefit obligation at beginning of year          $76,395   $76,316                   $10,875   $10,651
         Service cost                                     1,705     1,439                       362       309
         Interest cost                                    5,010     5,055                       722       736
         Participant contributions                          -         -                         179       183
         Plan amendments                                    -        (873)                       -         -
         Actuarial (gain) or loss, including changes
          in discount rate                               (7,540)    1,366                    (1,468)      442
         Benefits paid                                   (6,926)   (6,908)                   (1,701)   (1,446)
                                                        -------   -------                   -------   -------
       Benefit obligation at end of year                $68,644   $76,395                   $ 8,969   $10,875
                                                        =======   =======                   =======   =======


                                                             Pension Benefits        Postretirement Benefits
                                                             ----------------        -----------------------
                                                            1999         1998            1999      1998
                                                            ----         ----            ----      ----
                                                                              (In thousands)
     Change in plan assets:
       Fair value of plan assets at beginning of year        $ 97,714   $ 95,751         $ 9,936   $ 8,274
         Actual return on plan assets, net of expenses         13,409      8,871            (198)    1,105
         Employer contributions                                   -          -               618     1,597
         Participant contributions                                -          -               179       183
         Benefits paid                                         (6,926)    (6,908)         (1,680)   (1,223)
                                                             --------   --------         -------   -------
       Fair value of plan assets at end of year              $104,197   $ 97,714         $ 8,855   $ 9,936
                                                             ========   ========         =======   =======

     Reconciliation of funded status:
       Funded status                                         $ 35,553   $ 21,319         $  (113)  $  (938)
       Unrecognized actuarial gain                            (39,551)   (25,620)         (6,560)   (6,216)
       Unrecognized transition (asset) or obligation              (11)       (35)          4,216     4,540
       Unrecognized prior service cost                         (1,996)    (2,152)            -         -
                                                             --------   --------         -------   -------
         Prepaid (accrued) benefit cost                      $ (6,005)  $ (6,488)        $(2,457)  $(2,614)
                                                             ========   ========         =======   =======

     Components of net periodic benefit cost:
       Service cost                                          $  1,705   $  1,439         $   362   $   309
       Interest cost                                            5,010      5,055             722       736
       Expected return on plan assets                          (7,018)    (6,664)           (583)     (484)
       Amortization of prior service cost                        (156)      (156)             -         -
       Amortization of transitional (asset) or obligation         (24)       (24)            325       325
       Recognized actuarial gain                                  -          -              (344)     (326)
                                                             --------   --------         -------   -------
         Net periodic benefit cost                           $   (483)  $   (350)        $   482   $   560
                                                             ========   ========         =======   =======

     Weighted-average assumptions as of December 31:
       Discount rate                                             8.00%      6.75%           8.00%     6.75%
       Expected long-term rate of return on plan assets          9.50%      9.50%           5.25%     5.25%
       Average rate of compensation increase                     4.00%      4.00%            N/A       N/A

    The assumed health care cost trend rate used to measure the expected cost of benefits was 5.2% for 1999 and is assumed to trend downward slightly each year to 4.3% for 2003 and thereafter. Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

                                              One-Percentage-Point           One-Percentage-Point
                                                    Increase                       Decrease
                                                    --------                       --------
     Effect on total of service and interest cost
       components for 1999                           $  1                          $  (3)
     Effect on year-end 1999 postretirement
       benefit obligation                              27                            (32)

 Incentive Plans

    TNP and TNMP have several incentive compensation plans. All employees participate in one or more of these plans. Incentive compensation is based on meeting key financial and operational performance goals such as cash value added, customer satisfaction, and system reliability measures. Operating expenses for 1999, 1998, and 1997 included costs for the various cash and equity plans of $5.3 million, $5.9 million, and $6.0 million, respectively.

 Other Employee Benefits

    TNMP has a 401(k) plan designed to enhance the other retirement plans available to its employees. Employees may invest their contributions in fixed income securities, mutual funds, or TNP common stock. TNMP's contributions are used to purchase TNP common stock, which employees may later convert to other investment options.

    TNMP has change in control severance agreements with certain members of management and other key personnel. The contracts provide for lump sum compensation payments and other rights in the event of termination of employment or other adverse treatment of such persons following a "change in control" of TNP or TNMP. Such event is defined to include, among other things, substantial changes in the corporate structure, ownership, or board of directors of either entity. The Merger described in Note 2 is considered a "change in control" event. The Merger Agreement requires that employment contracts be accepted by four specific employees, and by at least six of a group of 11 other employees.

    An excess benefit plan has been provided for certain key personnel and retired employees, whose benefits are restricted by federal law. The payment of benefits under the excess benefit plan is partially funded under an insurance policy arrangement.

Note 6.    Income Taxes

    Components of income taxes were as follows:


                                                      TNP                                TNMP
                                      -----------------------------------  ---------------------------------
                                         1999        1998        1997        1999        1998        1997
                                        -------     -------     -------     -------     -------     -------
                                                                  (In thousands)
Taxes on net operating income:
 Federal - current                   $  10,161   $   9,751   $  12,251   $  11,652   $   6,299   $   9,140
 State - current                           582         164         428         645         197         428
 Federal - deferred                      5,849       3,962       6,747       6,029       8,872       9,963
 ITC adjustments                         2,528       1,603       1,816       2,473       1,495       2,531
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                        19,120      15,480      21,242      20,799      16,863      22,062
                                     ---------   ---------   ---------   ---------   ---------   ---------

Taxes on other income (loss):
 Federal - current                      (2,229)       (313)       (534)       (640)       (313)       (534)
 Federal - deferred                        687         760         687         687         687         687
 ITC adjustments                          (324)       (322)       (410)       (324)       (322)       (410)
                                     ---------   ---------   ---------   ---------   ---------   ---------
                                        (1,866)        125        (257)       (277)         52        (257)
                                     ---------   ---------   ---------   ---------   ---------   ---------
Tax benefit from discontinued
 nonregulated operations (Note 4)          -        (6,843)     (6,660)        -           -           -
                                     ---------   ---------   ---------   ---------   ---------   ---------
 Total income taxes                  $  17,254   $   8,762   $  14,325   $  20,522   $  16,915   $  21,805
                                     =========   =========   =========   =========   =========   =========

    The amounts for total income taxes differ from the amounts computed by applying the appropriate federal income tax rate to earnings (loss) before income taxes for the following reasons:

                                                      TNP                                TNMP
                                      -----------------------------------  ---------------------------------
                                         1999        1998        1997        1999        1998        1997
                                        -------     -------     -------     -------     -------     -------
                                                                  (In thousands)
Tax at statutory tax rate            $  16,393   $   9,796   $  15,252   $  20,762   $  17,864   $  22,854
    Amortization of
      accumulated deferred ITC          (1,632)     (1,525)     (1,403)     (1,632)     (1,525)     (1,403)
    Amortization of
      excess deferred taxes               (141)       (141)       (141)       (141)       (141)       (141)
    State income taxes                   1,044         197         428       1,107         197         428
    ITC related to 1995
      PUCT disallowance                   (324)       (322)       (410)       (324)       (322)       (410)
    Other, net                           1,914         757         599         750         842         477
                                     ---------   ---------   ---------   ---------   ---------   ---------
        Actual income taxes          $  17,254   $   8,762   $  14,325   $  20,522   $  16,915   $  21,805
                                     =========   =========   =========   =========   =========    ========

    The tax effects of temporary differences that gave rise to significant portions of net current and net noncurrent deferred income taxes as of December 31, 1999, and 1998, are presented below.

                                                                            TNP                          TNMP
                                                                --------------------------   ----------------------------
                                                                    1999            1998           1999          1998
                                                                    ----            ----           ----          ----
                                                                                     (In thousands)
  Current deferred income taxes:
   Deferred tax assets:
     Unbilled revenues                                           $     673       $       91     $      673    $       91
     Other                                                           2,273            2,999          1,382           115
                                                                ----------       ----------     ----------    ----------
                                                                     2,946            3,090          2,055           206
   Deferred tax liability:
     Recoverable stranded costs                                     (2,648)             -           (2,648)          -
     Deferred purchased power and fuel costs                        (7,841)            (855)        (7,841)         (855)
                                                                ----------       ----------     ----------    ----------
      Current deferred income taxes, net                        $   (7,543)      $    2,235     $   (8,434)   $     (649)
                                                                ==========       ==========     ==========    ==========

  Noncurrent deferred income taxes:
   Deferred tax assets:
     Minimum tax credit carryforwards                           $   29,624       $   30,241     $   33,365    $   34,437
     ITC carryforwards                                               1,482            5,018            -           3,206
     Regulatory related items                                       13,493           12,731         13,493        12,731
     Accrued employee benefit costs                                  3,109            3,330          3,109         3,330
     Excess earnings                                                 7,825              -            7,825           -
     Other                                                           1,384             (890)         1,156           694
                                                                ----------       ----------     ----------    ----------
                                                                    56,917           50,430         58,948        54,398
                                                                ----------       ----------     ----------    ----------
   Deferred tax liabilities:
     Utility plant, principally due to
      depreciation and basis differences                          (135,973)        (135,870)      (135,973)     (135,870)
     Deferred charges                                              (12,257)          (4,611)       (12,257)       (4,611)
     Recoverable stranded costs (noncurrent)                        (4,455)             -           (4,455)
     Regulatory related items                                       (1,428)          (7,295)        (1,428)       (7,295)
                                                                ----------       ----------     ----------    ----------
                                                                  (154,113)        (147,776)      (154,113)     (147,776)
                                                                ----------       ----------     ----------    ----------
       Noncurrent deferred income taxes, net                    $  (97,196)      $  (97,346)    $  (95,165)   $  (93,378)
                                                                ==========       ==========     ==========    ==========

    Federal tax carryforwards as of December 31, 1999, were as follows:

                                                  TNP                   TNMP
                                                  ---                   ----
                                                        (In thousands)
      Minimum tax credits
       Amount                                  $ 29,624                $ 33,365
       Expiration period                           None                    None
      Investment tax credit
       Amount                                  $  1,482                $    -
       Expiration period                           2005

Note 7.  Long-Term Debt

 First Mortgage Bonds

    FMBs issued under the Bond Indenture are secured by substantially all utility plant owned directly by TNMP. The Bond Indenture restricts cash dividend payments on TNMP common stock.

    The maximum amount of any additional FMBs that TNMP can issue is determined by both a collateral requirement and by an interest coverage requirement. The collateral requirement is a function of property additions, previously redeemed FMBs, and cash deposited with the trustee. As of December 31, 1999, the collateral requirement was more restrictive than the interest coverage requirement, and TNMP could therefore issue up to $96 million of additional FMBs.

 Secured Debentures

    TNMP's Series A, 10.75% secured debentures ($140 million) are secured with a first lien on a portion of Unit 1, and by second liens on substantially all utility plant in Texas owned directly by TNMP. The secured debentures also contain restrictions on dividends and asset dispositions.

 Senior Notes

    In January 1999, TNMP issued $175 million of 6.25% Senior Notes due in 2009 and used the proceeds to retire $130 million of its 12.5% Secured Debentures and reduce outstanding borrowings under the credit facilities. The Senior Notes were issued under a new indenture that allows the issuance of unsecured debt. The new notes are initially secured by FMBs. However, when TNMP repays its existing FMBs and secured debentures, the collateral securing the Senior Notes can be released. The Senior Notes would become unsecured, but will remain the senior debt obligations of TNMP.

 Revolving Credit Facilities

    The following table summarizes the terms of TNP's and TNMP's revolving credit facilities at December 31,1999:


                          Total       Amount       Commitment     1999 Average
                        Commitment  Outstanding     Expires      Interest Rate   Security
                        ----------  -----------     -------      -------------   --------
                             (in thousands)

  1998 TNP Facility       $ 50,000   $   -        November 2003       5.49%      Unsecured
  1996 TNMP Facility        80,000    26,000      September 2001      6.11%      Unsecured

    The composite average borrowing rates under TNMP's credit facilities were 6.11% and 6.99% for 1999 and 1998, respectively.


    TNMP has a $50 million interest rate collar to mitigate exposure to variable interest rates. The collar sets floor and ceiling rates on the 90-day LIBOR rate at 5.25% and 7.50%, respectively. The term of the interest rate collar is September 1997 through September 2000. TNMP also has a $100 million interest rate collar to mitigate the risk of refinancing the debt that matures or is callable in 2000. The collar sets floor and ceiling rates on the 10-year U. S. Treasury bond at 4.91% and 6.25%, respectively. The collar expires, and is exercisable only on, September 15, 2000.

    TNMP believes that cash flow from operations, borrowings in the capital markets, and periodic borrowings under the credit facilities will be sufficient to retire or refinance $100 million of its 9.25%, Series U, FMBs, and meet its other capital requirements through the end of 2000.

    Under specified conditions, TNMP's credit facilities restrict the payment of cash dividends on TNMP common stock. The credit facilities also prohibit the sale, lease, transfer, or other disposition of assets other than in the ordinary course of business.

 Maturities

    As of December 31, 1999, scheduled maturities of long-term debt for the five years following 1999 are as follows:

                                     Credit             Secured
          Year         FMBs        Facilities          Debentures        Total
          ----         ----        ----------          ----------        -----
                                    (In thousands)
          2000        $ 100,000   $    -               $      -       $ 100,000
          2001              -       26,000                    -          26,000
          2002              -          -                      -             -
          2003              -          -                  140,000       140,000
          2004              -          -                      -             -

    In January 1999, TNMP retired upon their maturity, $130 million of 12.5% secured debentures, and issued $175 million of 6.25% Senior Notes due in 2009. TNMP's Series A, 10.75% Secured Debentures due 2003 of $140 million are callable at par on September 15, 2000.

Note 8.  Capital Stock and Dividends


 TNP

    In November 1998, TNP increased its quarterly dividend from $0.27 to $0.29 per share.

 TNMP

    The 1996 TNMP Credit Facility restricts the payment of cash dividends by TNMP. As of December 31, 1999, $27.7 million of unrestricted retained earnings were available for dividends.

Note 9.  Segment and Related Information

    During 1998, TNP adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". In 1998, TNP reported two segments, TNMP, which provides regulated electric service in Texas and New Mexico, and FWI, which before operations were discontinued, provided integrated mechanical, electrical, plumbing and other maintenance and repair services to commercial customers in Texas metropolitan areas.

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

                                                  Twelve Months Ended
                                                  -------------------
                                                       December 31,
                                                       ------------
                                                 1999     1998      1997
                                                 ----     ----      ----
 Texas
 -----

 Operating revenues                          $ 492,535 $ 500,556 $ 499,978
 Depreciation and amortization                  35,754    37,370    34,416
 Charge for recovery of stranded plant          23,376       -         -
 Income taxes                                   17,719    13,938    19,323
 Interest revenue                                  601       829     1,315
 Total interest charges                         39,936    50,253    53,247
 Income from continuing operations              34,819    29,008    38,323
 Loss from discontinued nonregulated
  operations                                       -         -         -
 Net income                                     34,819    29,008    38,323
 Total assets                                  821,160   840,258   846,482
 Property additions                             36,710    33,774    25,193


 New Mexico
 ----------

 Operating revenues                          $  83,558 $  85,337 $  78,556
 Depreciation and amortization                   5,368     4,791     4,566
 Charge for recovery of stranded plant             -         -         -
 Income taxes                                    3,080     2,925     2,739
 Interest revenue                                  106       115       182
 Total interest charges                          3,188     3,473     3,665
 Income from continuing operations               4,624     5,313     5,595
 Loss from discontinued nonregulated
  operations                                       -         -         -
 Net income                                      4,624     5,313     5,595
 Total assets                                   86,541    82,574    76,768
 Property additions                              4,202     3,732     2,749


                                                     Twelve Months Ended
                                                     -------------------
                                                         December 31,
                                                         ------------
                                                   1999      1998       1997
                                                   ----      ----       ----
 All Other and Eliminations
 --------------------------

 Operating revenues                          $       57   $     48   $    -
 Depreciation and amortization                      -            2          2
 Charge for recovery of stranded plant              -          -          -
 Income taxes                                    (1,679)    (1,383)      (820)
 Interest revenue                                   253        391        326
 Total interest charges                             619        159          -
 Income (loss) from continuing operations        (9,276)    (2,187)    (1,357)
 Loss from discontinued nonregulated
  operations                                        -       12,710     12,883
 Net income (loss)                               (9,276)   (14,897)   (14,240)
 Total assets                                    93,498     70,933     68,676
 Property additions                                 132      1,048      2,067

 Consolidated
 ------------

 Operating revenues                          $  576,150   $585,941   $578,534
 Depreciation and amortization                   41,122     42,163     38,984
 Charge for recovery of stranded plant           23,376        -          -
 Income taxes                                    19,120     15,480     21,242
 Interest revenue                                   960      1,335      1,823
 Total interest charges                          43,743     53,885     56,912
 Income (loss) from continuing operations        30,167     32,134     42,561
 Loss from discontinued nonregulated
  operations                                        -       12,710     12,883
 Net income                                      30,167     19,424     29,678
 Total assets                                 1,001,199    993,765    991,926
 Property additions                              41,044     38,554     30,009

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


    In 1999, Clear Lake was TNMP's largest wholesale supplier of electricity. In 1999, Clear Lake supplied approximately 23% of TNMP's Texas capacity and 16% of its Texas energy requirements.

    At December 31, 1999, TNMP had various outstanding commitments for take or pay agreements, including the fuel supply agreement discussed above. Detailed below are the fixed and determinable portion of the obligations (amounts in millions):

                                    2000     2001     2002     2003     2004
                                   -----     ----     ----     ----     ----
  Purchased power agreements    $   76.1  $  66.6  $  36.7  $  22.7  $  11.5
  Fuel supply agreements            32.4     31.6     30.7     31.5     32.3
                                --------  -------  -------  -------  -------
       Total                    $  108.5  $  98.2  $  67.4  $  54.2  $  43.8
                                ========  =======  =======  =======  =======

 Legal Actions

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

    Under the settlement, TNMP, Clear Lake, and Calpine Power Services Company (an affiliate of Clear Lake) have entered into a revised purchased power contract effective as of October 1, 1998, governing energy and capacity transactions between the parties. In addition, TNMP paid Clear Lake $8 million, which TNMP expects to recover through customer rates.

    Phillips Petroleum. TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, filed on October 1, 1997 and pending in the 149th State District Court of Brazoria County, Texas. The suit, which is in the discovery stage, is based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips Petroleum Company is seeking the recovery of damages arising from the interruption and in May 1999 demanded payment in the amount of $47.1 million. TNMP's tariff approved by the PUCT contains limitations against recovery of the great majority of Phillip's alleged damages. The Texas Supreme Court, in another matter, has recently upheld the enforceability of such tariff limitations in litigation of this type; TNMP believes the ruling will operate to substantially limit any recovery by Phillips to the cost of its electrical equipment, in the event that any are awarded in this matter. Discovery has not sufficiently progressed to quantify any damages to Phillips' electrical equipment; however, Phillips has previously reported to the SEC that it incurred costs of approximately $2.0 million in this interruption. In May 1999, TNMP filed a Third Party Petition naming Sweeny Cogeneration Limited Partnership, the operator of cogeneration and related facilities at the Phillips refinery, as a defendant. TNMP has previously charged to earnings the deductible amount of its insurance coverage, $500,000.

    Power Resource Group. TNMP is a defendant in a suit styled Power Resource Group, Inc. v. Public Utility Commission of Texas and Texas-New Mexico Power Company, pending in the 345th District Court of Travis County, Texas. This lawsuit, which was originally filed on May 21, 1999, appeals the PUCT's dismissal of a regulatory case that Power Resource Group, Inc. had filed against TNMP. PR Group is a developer of electric generating plants that are intended to be qualifying cogeneration facilities. This lawsuit and the regulatory case it appeals both stem from discontinued negotiations for power supply. PR Group alleged that TNMP was required to buy power to be generated from an as-yet-unbuilt cogeneration facility. TNMP filed its original answer with the court on June 28, 1999.

    In an amended petition filed January 13, 2000, PR Group asserts a claim of damages of at least $158,000,000. It bases its claim on the assertion that it was damaged when TNMP refused to execute an agreement after the aforementioned discontinued negotiations, that TNMP profited significantly from PR Group's work, that TNMP is in error when it relies on a PUCT order dismissing PR Group's petition before the PUCT on substantially the same facts, and that TNMP misrepresented that it would enter into a contract with PR Group to purchase energy and capacity at rates equal to or below TNMP's avoided costs. TNMP believes that PR Group's claims are without merit and intends to contest this claim vigorously.

    TNMP is involved in various claims and other legal actions arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters, as well as those described above, will not have a material adverse effect on TNMP's and TNP's consolidated financial position or results of operations.

                    TNP ENTERPRISES, INC. AND SUBSIDIARIES
                Selected Quarterly Consolidated Financial Data

    The following selected quarterly consolidated financial data for TNP is unaudited, and, in the opinion of TNP's management, is a fair summary of the results of operations for such periods:

                                                   March 31     June 30    Sept. 30   Dec. 31
                                                  ----------    -------    --------   -------
                                                   (In thousands except per share amounts)
1999
----

Operating revenues..............................   $ 118,125  $ 144,027   $ 190,570  $ 123,428
Net operating income............................      14,492     22,175      25,611     12,114
Income (loss) from continuing operations........       3,132     12,403      15,047       (414)
Net income (loss)...............................       3,132     12,403      15,047       (414)
Earnings (loss) per share of common stock from
 continuing operations*.........................        0.23       0.93        1.12      (0.03)
Earnings (loss) per share of common stock*......        0.23       0.93        1.12      (0.03)
Dividends per share of common stock.............   $    0.29  $    0.29   $    0.29  $    0.29
Weighted average common shares outstanding......      13,346     13,398      13,416     13,417

1998
----

Operating revenues..............................   $ 125,938  $ 142,099   $ 188,566  $ 129,338
Net operating income............................      18,492     19,101      33,076     14,112
Income from continuing operations...............       5,130      5,831      20,890        283
Net income (loss)...............................       4,625       (767)     18,561     (2,995)
Earnings per share of common stock from
 continuing operations*.........................        0.39       0.44        1.58       0.02
Earnings (loss) per share of common stock*......        0.35      (0.06)       1.40      (0.23)
Dividends per share of common stock.............   $    0.27  $    0.27   $    0.27  $    0.29
Weighted average common shares outstanding......      13,188     13,240      13,263     13,283

* The individual quarters do not add to the yearly totals since the per share amounts are based upon the average number of shares outstanding during each quarter.

    Generally, the variations between quarters reflect the seasonal fluctuations of TNMP's business. Provisions for losses related to discontinuing operations at FWI's construction segment account for the decreases in operating results reported in the second and fourth quarters of 1998. Discontinuing operations of FWI's service segment caused the decreased operating results shown in the third quarter of 1998. Implementation of the Texas Transition Plan also had a negative impact on operating results in the second, third, and fourth quarters of 1998. Operating results in 1999 reflect the effects of the new legislation described in Note 3.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III
                                   --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

    R. Denny Alexander, 54, has been a director of TNP and TNMP since 1989. Since 1978, he has owned and managed R. Denny Alexander & Company, an investment management firm, and has been the Managing Partner of OPNB Building Joint Venture, a real estate investment partnership. He became a director of Cullen/Frost Bankers, Inc., a bank holding company, and Frost National Bank, a national bank, in 1998 following the acquisition by Frost of Overton Bancshares, Inc., and Overton Bank and Trust, N.A., of which he had been a director and Chairman since 1984. Mr. Alexander is Chairman of the Board of Trustees of W. I. Cook Foundation, Cook Children's Health Care System, and Cook Children's Medical Center in Fort Worth. He is also on the Board of Trustees of Texas Christian University in Fort Worth.

    John A. Fanning, 60, has been a director of TNP and TNMP since 1984. He was Executive Vice President of Snyder Oil Corporation from March 1990 to November 1995, and a director of Snyder from 1981 to 1995. Since November 1995, he has been involved in private investments in oil, gas and manufacturing. From February to April 1997, he was Interim President, Chief Executive Officer and a director of Heartland Wireless Communications, Inc., which sells wireless cable television services.

    Sidney M. Gutierrez, 48, has been a director of TNP and TNMP since November 1994. From 1984 to 1994, he was a NASA astronaut serving as Space Shuttle Mission Commander. From 1991 to 1994, he was also an Air Force officer serving in the rank of Colonel. Since his retirement from NASA and the Air Force in 1994, Mr. Gutierrez has served in various management capacities at Sandia National Laboratories, a prime contractor for the Department of Energy. He serves on the Board of Regents of New Mexico Institute of Mining and Technology and is a member of the Board of Directors of Goodwill Industries of New Mexico and the New Mexico Space Commission. He serves as a consultant to the National Aerospace Advisory Panel.

    J. R. Holland, Jr., 56, was elected as a director of TNP and TNMP in May 1996. He has been President and Chief Executive Officer of Unity Hunt, Inc., a large international private holding company with interests in technology, entertainment, telecommunications, retail, investments, real estate, natural resources and energy businesses, since 1991. He is a director of Optical Security Group, Inc., Placid Refining Company, and Texas Capital Bancshares, Inc.

    Kevern R. Joyce, 53, was appointed Chief Executive Officer, President, and director of TNP and TNMP in April 1994 and was elected Chairman of the Board of both companies in April 1995. He is a director of Aztec Manufacturing Co., an electrical products manufacturer for the industrial market, a provider of galvanizing services and oil field tubular products.

    Harris L. Kempner, Jr., 60, has been a TNP director since 1984, and a TNMP director since 1980. He has been President of Kempner Capital Management, an investment advisory firm, since 1981; a Trustee of H. Kempner Trust Association, which engages in investments, since 1964; Chairman Emeritus and Advisor to the board of United States National Bank, Galveston, Texas, since 1992; a director of Balmorhea Ranches, a ranching/farming operation, and Imperial Holly Corp., a sugar products company, since 1982; and a director or advisory director of Cullen/Frost Bankers, Inc., a bank holding company, since 1982.

    Dr. Carol Diann Smith Surles, 53, became a director of TNP and TNMP in September 1995. She became President of Eastern Illinois University, Charleston, Illinois, in March 1999. She was President of Texas Woman's University, Denton, Texas, from August 1994 until March 1999.

    Larry G. Wheeler, 53, has been a director of TNP and TNMP since October 1997. In February 1999, he was named Chief Executive Officer of Granny Goose Foods, Inc., Oakland, California, a snack food manufacturer and marketer. Beginning in May 1995, he was president and chief executive officer of Mrs. Baird's Bakeries, Inc., Fort Worth, Texas, presiding over the sale of that company in May 1998. He was president of Alpo Pet Foods, Inc. from September 1993 until May 1995. Mrs. Baird's Bakeries filed bankruptcy under Chapter 11 of the U.S. Bankruptcy Code in March 1996, and exited the Chapter 11 proceedings in September 1996. In February 2000, he became a director of Horizon Food Group, a privately held food company.

    Dennis H. Withers, 54, became a director of TNP and TNMP in August 1995, after serving as an advisory director from December 1994. He has been Chairman of Trinity Forge, Inc., a metal forging and manufacturing company, since 1997, its President since 1979, and a director since 1972. He was a director of Overton Bancshares, Inc., a bank holding company, from 1985 until its acquisition by Cullen/Frost Bankers, Inc. in 1998. He was an advisory director of the North Texas Division of Frost National Bank in 1998 and 1999, and was a director of Overton Bank and Trust, N. A. from 1993 until 1998. In October 1999, he became a manager partner in CECA, LLC, a cold steel extrusion company.

Committees and Meetings.

    TNP's Board of Directors maintains the following four standing committees.

    .       Audit Committee. This committee meets with management to consider the adequacy of the internal controls and the objectivity of financial reporting; meets with the independent auditors and with appropriate financial personnel and internal auditors regarding these matters and regarding the scope of internal and independent audits; and determines and reviews internal and external audit staff qualifications and recommends to the full board the appointment of the independent auditors. Messrs. Alexander, Gutierrez, Wheeler, and Dr. Surles comprised the Audit Committee in 1999.

    .       Compensation Committee. This committee evaluates the Chief Executive
      Officer's performance and reviews the performance of officers who report to him; reviews the terms and conditions of all employee benefit plans; establishes performance goals for all incentive compensation plans and designates participants in incentive compensation plans for management; sets compensation for officers; and makes recommendations to the full board with respect to directors' compensation. Messrs. Fanning, Gutierrez, Holland, Kempner, and Withers comprised the Compensation Committee in 1999.

    .       Financial Committee. This committee reviews and approves dividend policy, securities offerings and capital budgets; reviews strategic, financial and other plans; and reports and recommends in its discretion to the full board on internal financial affairs. Messrs. Kempner, Alexander, Joyce, Withers, and Dr. Surles comprised the Financial Committee in 1999.

    .       Nominating Committee. This committee evaluates and recommends to the full board candidates for board positions whose terms are expiring or that have become vacant, and recommends persons for election or re-election as officers. Messrs. Joyce, Fanning, Kempner, and Alexander comprised the Nominating Committee in 1999.

    TNP's board of directors held eight meetings during 1999, and acted by unanimous consent twice. TNMP's board of directors held four meetings during 1999, and acted by unanimous consent once. The committees held the following number of meetings: Audit Committee, two; Compensation Committee, five, and took one action by unanimous written consent; Financial Committee, five; and Nominating Committee, three. All directors attended at least 75% of all the meetings of the Board of Directors and committees on which they served during 1999.

Director Compensation

    Each non-employee director receives an annual retainer of 525 shares of TNP common stock from TNP and $8,000 from TNMP, and a fee of $1,000 for each meeting of the TNP and TNMP boards and committees that he or she attends. TNP and TNMP split the $1,000 cost when their boards of directors or committees hold combined meetings. Directors and committee members are also reimbursed for travel and other incidental expenses incurred in connection with their duties. Directors who are employees receive no additional compensation for serving as directors.

    The shares of TNP common stock paid to the non-employee directors are issued under the TNP Non-employee Director Stock Plan.

Compensation Committee Interlocks and Insider Participation

    No Compensation Committee member is a director of or serves on the compensation committee of an entity that has an executive officer serving on TNP's Board of Directors or Compensation Committee.

Executive Officers

    The information set forth under "Employees and Executives" in Part I is incorporated here by reference.

Item 11.  EXECUTIVE COMPENSATION.

    The following table summarizes the compensation paid to the Chief Executive Officer and each of the four other most highly compensated executive officers of TNP and its subsidiaries (the "Named Executive Officers") for services rendered in all capacities to TNP and its subsidiaries during 1999, 1998 and 1997.

                          SUMMARY COMPENSATION TABLE

                                                                      LTIP        All Other
Name & Principal Position         Year      Salary    Bonus(1)    Payouts(3)   Compensation(3)
-------------------------         ----      ------    --------    ----------   ---------------
Kevern R. Joyce, President and     1999    $391,146   $278,466    $304,714        $19,174
 Chief Executive Officer           1998     370,525    340,822     418,151         25,367
                                   1997     355,083    147,000     449,816         25,944


Jack V. Chambers, Senior Vice      1999    $233,294   $ 99,826    $175,666        $11,143
 President                         1998     223,819    129,092     249,893         14,347
                                   1997     215,733     77,597     268,831         14,794


Manjit S. Cheema, Senior Vice      1999    $204,898   $ 94,413    $158,229        $10,246
 President & Chief Financial       1998     195,239    118,488     213,756         12,775
 Officer                           1997     183,750     68,378     205,835         12,837



John P. Edwards, Senior Vice       1999    $207,633   $ 86,861    $158,229        $12,315
 President                         1998     199,202    111,476     187,634         16,352
                                   1997     192,000     68,900     121,128         18,242


Ralph S. Johnson, Senior Vice      1999    $197,327   $ 85,091    $158,229        $10,927
 President                         1998     189,314    107,586     210,240         13,870
                                   1997     182,333     68,212     197,110         13,153

________________________

(1) The 1999 amounts shown in this column are the following awards relating to 1999 and paid in 2000: (a) cash awards under the Management and Broad-Based Short-Term Incentive Plans; and (b) the second installment of an incentive and retention bonus. The Compensation Committee awarded the incentive and retention bonuses as additional compensation to reflect contributions during 1998 and prior years to the improvement in TNP's value to its shareholders. These incentive and retention bonuses are being paid in five equal annual installments; the first installment was paid in 1999. Subsequent installments are subject to the named officer being employed by TNP or TNMP on the scheduled date of the payment. See "Merger", below. The total amounts of the bonuses to be paid over the five year period are Mr. Joyce -$850,000; Mr. Chambers - $235,000; Mr. Cheema - $235,000; Mr.
     Edwards -$200,000; and Mr. Johnson - $200,000.

(2) The 1999 amounts in this column are the value of shares issued and dividend equivalents paid in 2000 under the TNP Long-Term Incentive Compensation Plan for the 1997-1999 performance period. These amounts represent the value of the following numbers of shares, at $41.22 per share, the average of the high and low prices of TNP stock on December 31, 1999, and dividend equivalents of $3.26 per share: Mr. Joyce - 6,850; Mr. Chambers - 3,949; Mr. Cheema - 3,557; Mr. Edwards - 3,557; and Mr. Johnson - 3,557. This payout reflects TNP's performance under criteria established at the beginning of the performance period as follows: TNP's shareholder return relative to the S&P 500 was at 134.5% of the target; TNP's shareholder return relative to the S&P Electric Utility Index exceeded the maximum level of 150% of the target. This performance is also described in "Compensation Committee Report on Executive Compensation - Long Term Incentive Compensation." Awards for the 1999-2001 performance period are described below under "Long-Term Incentive Compensation."

(3) The 1999 amounts in this column and the table below consist of the following items earned or paid in 1999: (a) company contributions to TNMP's 401(k) plan; (b) company contributions to the TNMP Deferred Compensation Plan, an unfunded benefit plan that allows eligible employees, including the Named Executive Officers, to defer receipt of salary and bonuses and receive matching Company contributions and interest credits, whenever and to the extent that Internal Revenue Code restrictions limit their participation in the 401(k) plan; (c) premiums for group life insurance paid by the Company (none of the Named Executive Officers has any cash value rights related to such insurance); and (d) the amounts shown for the 401(k) and Deferred Compensation Plans include incentive matching contributions for 1999 paid in 2000.

                                       401(k) Plan              Deferred Compensation Plan       Life Insurance Premiums
                                       -----------              --------------------------       -----------------------
          Mr. Joyce                      $6,468                           $9,344                       $2,982
          Mr. Chambers                    6,468                            2,963                        1,712
          Mr. Cheema                      6,212                            2,070                        1,964
          Mr. Edwards                     6,468                            1,925                        3,922
          Mr. Johnson                     6,468                            1,509                        2,950

Long-Term Incentive Compensation

    The following table contains information about awards made in 1999 of long-term stock incentive opportunities made under the TNP Equity Incentive Plan to the Named Executive Officers for the 1999-2001 performance period.

          EQUITY INCENTIVE PLAN  - LONG-TERM INCENTIVE AWARDS IN 1999

                                                                              Estimated Payout at End of Period/(2)/
                                                                  --------------------------------------------------------------
                                              Performance
               Name                       Period until Payout           Threshold            Target/(1)/            Maximum
        ---------------------------    -------------------------   -------------------   -----------------     ---------------------
          Kevern R. Joyce                     1999-2001               3,270 shares         6,540 shares          12,900 shares
          Jack V. Chambers                    1999-2001               1,385 shares         2,769 shares           5,538 shares
          Manjit S. Cheema                    1999-2001               1,248 shares         2,495 shares           4,990 shares
          John P. Edwards                     1999-2001               1,248 shares         2,495 shares           4,990 shares
          Ralph S. Johnson                    1999-2001               1,248 shares         2,495 shares           4,990 shares

(1) The target number of shares was based on (i) the following percentages of the Named Executive Officers' respective base salary midpoints: Mr. Joyce - 70%; Messrs. Chambers, Cheema, Edwards and Johnson - 45%. and (ii) the average of the high and low prices of TNP common stock on the NYSE on January 4, 1999, $37 7/8.

(2) The awards listed in the table relate to the performance period from January 1, 1999 through December 31, 2001. Payouts are scheduled to occur in early 2002 and will be based on the level of attainment of a performance goal measuring the total return during the performance period of TNP common stock relative to the Redwood Small Cap Utility Index. Payouts can range from 0% (if the minimum performance goal is not achieved) to 200% of the target number of shares. At payout, plan participants will receive the stock awards and dividend equivalents, paid in cash. Based on dividends paid in 1999 and assuming that the current quarterly dividend rate will remain in effect for the remainder of the performance period, plan participants would receive dividend equivalent payments of $3.48 per share of stock awarded at payout. See "Compensation Committee Report on Executive Compensation - Incentive Compensation."

Pension Plan


    Effective October 1, 1997, TNMP amended its pension plan to change it to a cash balance retirement plan. As amended, the pension plan provides benefits based on an account balance rather than a formula-based benefit. Before that date, the pension plan was a noncontributory defined benefit plan. Employees who, as of October 1, 1997, were at least 50 years of age and had at least 10 years of service, can be "grandfathered" in the prior pension plan, and will receive benefits under the plan that provides the better retirement payments.

    The amended pension plan bases its benefits on an employee's account balance when he or she retires or leaves the company. An employee's initial account balance was based on his or her accrued pension benefits under the pre-amendment plan. The account balance will grow as TNMP adds benefit credits consisting of a percentage of compensation and interest credits based on one-year Treasury bill rates. All employees are eligible to participate in the pension plan. All Named Executive Officers will participate in the pension plan.

    The following table sets forth information concerning annual benefits payable upon normal retirement at age 65 to TNP and TNMP employees under the pre-amendment pension plan, and reflects the "grandfathered" benefit formula for individuals retiring in 1999 with the years of service indicated.

                              PENSION PLAN TABLE

                                                    Years of Service
                         ---------------------------------------------------------------------
  Remuneration/(1)/         15          20          25          30          35          40
-----------------------  ---------   ---------  ----------  ----------  ----------  ----------
     $125,000            $ 27,519    $ 36,692    $ 45,865    $ 55,038    $ 64,219    $ 72,336
      150,000              33,894      45,192      56,490      67,788      79,086      88,836
      175,000              40,269      53,692      67,115      80,538      93,961     105,336
      200,000              46,644      62,192      77,740      93,288     108,836     121,836
      250,000              59,394      79,192      98,990     118,788     138,586     154,836
      300,000              72,144      96,192     120,240     144,288     168,336     187,836
      350,000              84,894     113,192     141,490     169,788     198,086     220,836
      400,000              97,644     133,192     162,740     195,288     227,836     253,836
      450,000             110,394     147,192     183,990     220,788     257,586     286,836
      500,000             123,144     164,192     205,240     246,288     287,336     319,836

(1) Benefits shown do not take into account limits under (S)415 of the Internal Revenue Code of 1986, as amended (the "Tax Code") or the $160,000 salary cap in effect after 1996, resulting from Tax Code (S)401(a)(17) limits. Consequently, a portion of the benefits would be paid from the Excess Benefit Plan (as defined below).

    Annual contributions to the pre-amendment pension plan are computed on an actuarial basis and cannot be calculated readily on a per person basis. Benefits for each eligible employee under the old formula are based on his or her years of service computed through the month of his or her retirement, multiplied by a specified percentage of his or her average monthly compensation for each full calendar year of service completed after 1992. TNMP made no contribution to the pension plan for 1999.

    Pension plan benefits are not subject to reduction for Social Security benefits, but are subject to reduction for retirement prior to age 62.

    Highly compensated employees whose pensions are subject to being reduced to an amount below what the pension plan otherwise would provide as a result of compliance with Tax Code (S)(S)415 and 401(a)(17), and whom the Board of Directors designate as eligible, may also participate in TNP's "Excess Benefit Plan." The Board has designated 24 active or retired employees as eligible to participate in the Excess Benefit Plan, including the Named Executive Officers and three retired employees now receiving excess benefit payments. Amounts paid as long-term incentive compensation pursuant to the TNP Equity Incentive Plan or other plans will be included in the remuneration base for pension and Excess Benefit Plan purposes. TNMP owns policies insuring the lives of the Excess Benefit Plan participants; policy proceeds are payable to TNMP to reimburse it for its payments to the retirees.

    As of December 31, 1999, the Named Executive Officers were credited with the years of service set forth in the following table. Executive pension benefits are computed actuarially.

               Name                          Years of Credited Service
               ----                          -------------------------
               Kevern R. Joyce                       18 years/(1)/
               Jack V. Chambers                  20 years, 11 months
               Manjit S. Cheema                   5 years, 6 months
               John P. Edwards                       22 years/(1)/
               Ralph S. Johnson                      21 years/(1)/

________________________

(1) TNMP has credited each of Messrs. Joyce, Edwards and Johnson with additional years of service, including years served with other employers prior to joining TNP and TNMP, for purposes of determining their retirement benefits under the TNMP Excess Benefit Plan. The credit for prior years service were required in order to retain the services of the Executives. Each who is employed by TNP or TNMP at age 65 will be credited with a total of 30 years of service; this number will be reduced by one year for each year that his retirement precedes age 65. Excess Benefit Plan benefits that each receives will be reduced by the amount of any retirement payments that he receives from the TNMP pension plan and from other employers. Any who retires before age 55 and five years of service will receive no benefits, unless there is a change in control of TNP or TNMP. If there is a change in control, the benefits to each will be fully vested and accrued as of either the date of the change in control or as of the date at which the executive would have been age 62, whichever date provides the greater benefit.

Severance Agreements and Arrangements

    TNMP has entered into employment severance contracts with its officers and other key personnel. The principal purpose of these contracts is to encourage retention of management and other key personnel required for the orderly conduct of TNP's business during any threatened or pending acquisition of TNP or TNMP and during any ownership transition. Agreements between TNP and its officers under which TNP has made its incentive compensation plan awards also contain provisions relating to payment of incentive plan awards in the event the employee is terminated in connection with a change of control of TNP.

    The agreements between the Named Executive Officers and the Company provide that an officer will receive severance compensation if, following a change of control of TNP or TNMP, his employment is terminated or he suffers other adverse treatment. A change in control includes, among other things, certain substantial changes in the corporate structure, ownership, assets, existence, or Board of Directors of either entity. The Named Executive Officers' employment severance contracts provide for lump sum compensation payments equal to three times their current annual salaries and other rights. Their incentive plan award agreements provide for payment of long-term and short-term incentive awards at the target level. In addition to payments under these agreements, the Named Executive Officers, upon involuntary termination, would receive any remaining unpaid balance of the incentive and retention bonus awarded in early 1999.

    The TNMP officers' employment severance contracts have three-year terms; those of other key personnel have two-year terms. TNMP's Board of Directors periodically reviews the contracts and determines whether to extend them for an additional year, in effect returning them to their original three- or two-year term with each review. TNMP's Board of Directors, acting through its Compensation Committee, last reviewed the contracts in February 1998. The current contracts of the Named Executive Officers expire in February 2001.

    The incentive plan award agreements are awarded annually and expire when the awards under the agreements are paid out. The agreements between TNMP and the Named Executive Officers have three-year terms.

Merger

    In connection with the Merger, TNMP expects to enter into employment agreements with each of the Named Executive Officers. The acceptance of the employment agreements by Messrs. Joyce, Chambers, Cheema, and Larry W. Dillon, TNMP's Vice President - Power Resources, are conditions to the Merger. These employment agreements are expected to provide that the Named Executive Officer will continue to perform duties consistent with the Officer's current duties at a minimum level of compensation over the next three years consisting of:

         . An annual base salary and an annual bonus payable in a lump sum on each of the first, second and third anniversary of the new agreement, provided the Named Executive Officer is still employed by TNMP;

         . An annual incentive bonus ranging from 0% to 37.5% of the Named Executive Officer's base salary based on his attainment of certain pre-established financial and operational goals, and subject to employment through the end of the relevant year; and

         . An additional bonus equal to the shortfall from a minimum predetermined compensation including base salary, bonus and incentive bonus.

    The new employment agreements will supersede the employment severance agreements, the incentive compensation agreements, and the retention bonus payments. They will compensate the Named Executive Officers for forgoing payments to which they would otherwise be entitled under the employment severance and incentive compensation agreements as a result of the Merger. Similar agreements are also required to be accepted by six of eleven other officers.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Securities Exchange Act of 1934 requires TNP's and TNMP's directors and executive officers to file reports of beneficial ownership and changes in ownership of TNP's equity securities with the Securities and Exchange Commission and the NYSE. All such reports were filed on time.

Compensation Committee Report on Executive Compensation

    The Compensation Committee furnishes the following report on executive compensation for 1999.

    Compensation Philosophy and Strategy. The Committee believes that executives' compensation should be competitive with other companies in the electric utility industry, and that executives should be rewarded when TNP's operations and financial returns reflect above-average performance and continuing improvement in operations, customer satisfaction and shareholder value.

    The main components of executives' regular compensation are a base salary, annual incentive compensation and long-term incentive compensation. The compensation package enables TNP to meet the requirements of the competitive market in which it operates, while ensuring that the executives are compensated in a way that advances both the short-term and long-term interests of shareholders. Under this approach, a high proportion of these officers' compensation is "at risk," namely, the short-term and long-term incentive compensation.

    The Committee relates total compensation levels for TNP's executive officers to the total compensation paid to similarly situated executives of a peer group of companies, both within and outside of the electric utility industry, that are of a similar size and have performance characteristics similar to TNP. TNP has selected the executive compensation Peer Group under an outside consulting firm's counsel. Some of these companies are also included in the S&P Electric Company Index found under the caption "Performance Graph," below.

    Total compensation is targeted to approximate the median of the peer group. Because of the performance-oriented nature of the incentive programs, total compensation may exceed market norms when TNP exceeds its targeted performance goals, and lag the market when it does not.

    The Committee also reviews the Company's longer-term performance as compared to the average performance of the peer group, and, where appropriate, takes such relative performance into account in determining future compensation levels.

    Base Salary. The Committee determines salaries for all officers annually, based on the review of each executive's level of responsibility, experience, expertise, sustained corporate performance and, in the case of officers other than the Chief Executive Officer, upon the recommendation of the Chief Executive Officer. Based on competitive market data supplied by an independent consultant, executive salaries approximate the Peer Group median level.

    Annual Incentive Compensation. Executive officers and key employees participate in the TNP Short-Term Incentive Compensation program and, along with all other full-time employees, the TNP Broad-Based Incentive Compensation Plan. They can receive annual cash incentive awards under both plans if certain specified objectives are met. Awards for 1999 under both plans were paid in early 2000, and were based on:

    . financial measures of cash value added and excess earnings under the TNMP transition plan;
    . operational performance measures of customer satisfaction, system reliability and safety, and other measures of individual and departmental performance.

    These measures were weighted depending upon the executive officer's area of responsibility. The operational performance measures of system reliability and safety exceeded the maximum goals for the year. Customer satisfaction measures were slightly below the target goal. The financial measures were both below the minimum goal. The Compensation Committee elected, however, to award Short-Term Incentive Compensation and Broad-Based Incentive Compensation at the minimum level because of the strong performance of the operating measures, and because unanticipated, acquisition-related transactions were significant factors in the failure of the Company to meet the minimum financial goals.

    In 1999, a portion of TNP's matching contribution to its 401(k) retirement plan for employees was based on the same financial performance measures used in the Short-Term and Broad-Based Incentive Compensation Plans. Although the cash value added and excess earnings per share goals fell short of the minimum goal for any payment, the Committee decided to make the matching contributions to the 401(k) retirement plans at the minimum level, for the reasons described in the preceding paragraph. Accordingly, TNP made an incentive matching contribution to the 401(k) accounts of eligible participants, including executive officers, equal to approximately 33.3% of the total amount that TNP matched during 1999 as part of its regular employee benefits.

    Long-Term Incentive Compensation. Long-term incentive compensation awards are granted for a three-year performance period. Awards are expressed as a percentage of the individual's salary range midpoint and, if earned, are paid in TNP stock at the end of the period. At the beginning of the period, the Committee approves a payout schedule based on prescribed financial performance. Performance targets for the 1999 - 2001 performance cycle are a total shareholder return that exceeds the 62.5th percentile of the Redwood Small Cap Utility Index. If the target level is reached, payout will equal 100% of the amount granted at the beginning of the period. Performance above or below pays more or less than the target amount, based on the schedule. The maximum amount payable is 200% of the amount granted, and the minimum is 0%. Award recipients do not receive any portion of an award related to the objective unless the minimum threshold for the objective has been achieved. Recipients also receive dividend equivalents, payable in cash, for the stock that they earn.

    The payout for awards made for the 1997-1999 performance period occurred in January 2000. The strong shareholder return relative to the S&P 500 and S&P Electric Company Indices during that period resulted in a payout of 142.3% of target.

    Special Incentive and Retention Bonus. In early 1999 the Compensation Committee voted to award a special incentive and retention bonus to officers and certain key employees as additional compensation to reflect their contributions to the improvement in TNP's value to its shareholders during 1998 and previous years. For the officers named in the Executive Compensation Table elsewhere in this report, the bonus consists of five equal annual installments, the first two of which were paid in January 1999 and January 2000. The remaining installments are expected to be replaced with new compensation arrangements in connection with the Merger. If the Merger does not occur, the payment of the remaining installments is subject to such officers' continuing employment by TNP at the anniversary date of the Compensation Committee's vote to award the special bonus. An officer would receive the unpaid balance of the bonus if he or she were terminated after a change in control of the company. The amount of such bonuses was calculated based on competitive market data supplied by an independent consultant.

    Compensation of Chairman and Chief Executive Officer. Mr. Joyce participates in the same executive compensation plans that cover the other executive officers, determined according to the same compensation philosophy and principles.

    Each year, Mr. Joyce and the Board of Directors agree on a set of personal and strategic company objectives. The Committee reviews Mr. Joyce's performance against those objectives at year end. The review includes a detailed analysis of the short- and long-term financial results as well as progress towards TNP's strategic objectives. The Committee oversees this review and makes appropriate adjustments to Mr. Joyce's compensation. The Committee, with the participation of most outside directors, determined that the results for 1999 were outstanding.

    The Committee increased Mr. Joyce's base salary from $375,000 to $395,000, effective March 1, 1999. In setting Mr. Joyce's salary, the Committee, with the participation of all outside directors, determined that critical goals were achieved and that the results for TNP for the preceding year were outstanding.

    For 1999, Mr. Joyce's short-term incentive award was, like other participants in the Short-Term Incentive Plan, paid at the minimum level. He was awarded a short-term incentive compensation bonus of $96,614 and received $11,852 under the all-employee plan.

    In January 2000, Mr. Joyce received a payout of 6,850 shares of TNP common stock and dividend equivalents of $22,365 under the long-term incentive plan for the 1997-1999 long-term incentive performance period. This payout reflected strong TNP shareholder return relative to the S&P 500 and the S&P Electric Company Indices, and was at 142.3% of the target payout for that period.

    In January 1999, Mr. Joyce received $170,000 as the first of five annual installments of the special incentive and retention bonus awarded by the Compensation Committee, relating to his performance in 1998 and previous years; he received a second installment for the same amount in January 2000. The total amount of the bonus awarded is $850,000.

    Internal Revenue Code (S)162(m). Internal Revenue Code Section 162(m) limits tax deductions for executive compensation to $1 million. There are several exemptions to Section 162(m), including one for qualified performance-based compensation. To be qualified, performance-based compensation must meet various requirements, including shareholder approval. The Committee's policy with respect to the deductibility limit of Section 162(m) generally is to preserve the federal income tax deductibility of compensation paid when it is appropriate and is in the best interests of TNP and its shareholders. However, the Committee reserves the right to authorize the payment of nondeductible compensation if it deems that is appropriate.

Compensation Committee
               John A. Fanning        Sidney M. Gutierrez
               J. R. Holland, Jr.     Harris L. Kempner, Jr.
               Dennis H. Withers

          The Compensation Committee Report on Executive Compensation and the performance graph that follows will not be deemed incorporated by reference by any general statement incorporating this report by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that TNP specifically incorporates the information by reference.

Five Year Comparison of Cumulative Total Return

          The graph below shows TNP's performance relative to the S&P Electric Company Index and the S&P 500 Index. The graph spans TNP's last five years, assumes that $100 is invested at the close of trading on December 31, 1994, and is calculated assuming quarterly reinvestment of dividends.

                              [PERFORMANCE GRAPH]

--------------------------------------------------------------------------------
                         1994       1995     1996     1997     1998     1999
--------------------------------------------------------------------------------
TNP Enterprises, Inc.     100        132      201      254      300      337
S&P 500 Index             100        138      169      226      290      351
S&P Electric Index        100        131      131      165      191      154
--------------------------------------------------------------------------------

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information regarding the beneficial ownership of TNP's common stock as of February 1, 2000, for (i) each director,
(ii) the Named Executive Officers, (iii) all directors and officers of TNP and TNMP as a group, and (iv) persons known to management to beneficially own more than 5% of TNP's common stock. Except as otherwise noted, each named individual or family member has sole voting and investment power with respect to such shares.


                                          Amount and Nature         Percent of
                                          -----------------         ----------
         Name of Beneficial Owner      of Beneficial Ownership         Class
         ------------------------      -----------------------         -----
         R. Denny Alexander                       3,125                  *
         John A. Fanning                          3,025                  *
         Sidney M. Gutierrez                      2,787                  *
         J. R. Holland, Jr.                       2,100                  *
         Kevern R. Joyce                         26,829                  *
         Harris L. Kempner, Jr.                   3,025(1)               *
         Carol D. Surles                          2,100                  *
         Larry G. Wheeler                         1,088                  *
         Dennis H. Withers                        3,125                  *
         Jack V. Chambers                        34,949                  *
         Manjit S. Cheema                        14,845(2)               *
         John P. Edwards                          8,817                  *
         Ralph S. Johnson                        17,474                  *
         All directors and officers
          as a group (25 persons)               205,542                 1.5%

         The Vanguard Group/(3)/              1,437,321                10.7%
         First Union Corporation/(4)/           775,356                 5.8%
         Taunus Corporation/(5)/                979,400                 7.3%
                                                _______
________________________
*Less than 1%.
(1) Includes 200 shares that Mr. Kempner's wife owns, beneficial ownership of which Mr. Kempner disclaims.
(2) Includes 1,463 shares held by Mr. Cheema's wife, beneficial ownership of which he disclaims.
(3) This amount is as of February 1, 2000. The address of The Vanguard Group is 14321 North Northsight Blvd., Scottsdale, AZ 85260. The Vanguard Group holds all shares included in the table as trustee of the TNMP 401(k) plan.
(4) The address of First Union Corporation is One First Union Center, Charlotte, North Carolina 28288-0137. First Union is the parent holding company of Evergreen Asset Management Corporation, Lieber & Company, Evergreen Asset Management Company and First Union National Bank.
    Evergreen Asset Management Corporation, Lieber & Company and Evergreen Investment Management Company are investment advisors for mutual funds and other clients. First Union National Bank holds securities in a fiduciary capacity for its respective customers. First Union Corporation or its subsidiaries have sole voting power with respect to 764,656 shares, shared voting power with respect to 10,000 shares, sole dispositive power with respect to 763,456 shares, and shared dispositive power with respect to 11,000 shares. The information included in the table and in this note is derived from a report on Schedule 13G dated February 14, 2000 filed with the Securities and Exchange Commission.
(5) The address of Taunus Corporation is 31 West 52nd Street, New York, NY 10019. Taunus is the parent holding company of Deutsche Bank Securities, Inc. ("DBSI"). DBSI and Taunus each have sole voting and dispositive power with respect to 824,000 shares, and Taunus Corporation has sole voting power over an additional 73,000 shares and sole dispositive power over an additional 155,400 shares. Bankers Trust Company and DB Alex. Brown LLC are indirect wholly owned subsidiaries of Taunus. Omitted from the ownership structure are certain intermediate and/or indirect holding companies of Taunus which do not exercise voting or investment discretion with respect to these shares. The information included in the table and in this note is derived from a joint report on Schedule 13G dated February 11, 2000, filed with the Securities and Exchange Commission.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.


                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following financial statements are filed as part of this report:

                                                                                 Page
                                                                                 ----
   Reports of Independent Public Accountants...................................    22

   TNP
   ---
   Consolidated Statements of Income, Three Years Ended December 31, 1999......    24
   Consolidated Statements of Cash Flows, Three Years Ended December 31, 1999..    25
   Consolidated Balance Sheets, December 31, 1999, and 1998....................    26
   Consolidated Statements of Capitalization, December 31, 1999, and 1998......    27
   Consolidated Statements of Common Shareholders' Equity, Three Years
    Ended December 31, 1999....................................................    28

   TNMP
   ----
   Consolidated Statements of Income, Three Years Ended December 31, 1999......    29
   Consolidated Statements of Cash Flows, Three Years Ended December 31, 1999..    30
   Consolidated Balance Sheets, December 31, 1999, and 1998....................    31
   Consolidated Statements of Capitalization, December 31, 1999, and 1998......    32
   Consolidated Statements of Common Shareholder's Equity, Three Years
    Ended December 31, 1999....................................................    33
   Notes to Consolidated Financial Statements..................................    34
   Selected Quarterly Consolidated Financial Data - TNP........................    48

(b)  Report on Form 8-K:
     . TNP filed a report on Form 8-K dated June 7, 1999, to disclose the proposed acquisition of TNP by SW and ST Corp.
     . TNP filed a report on Form 8-K date August 10, 1999, to disclose an amendment to the Merger Agreement and provide documentation related to financing agreements for the Merger.

(c)  The Exhibit Index on pages 61 - 64 is incorporated here by reference.

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

                                 TNP ENTERPRISES, INC. AND TEXAS-NEW MEXICO POWER COMPANY


Date:  February 25, 2000         By:  \s\ Manjit S. Cheema
                                      -----------------------------------------------------------------
                                      Manjit S. Cheema, Senior Vice President & Chief Financial Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.


                                                      Title                                              Date
                                                      -----                                              ----
By  \s\ Kevern R. Joyce                          Chairman, President & Chief Executive Officer          2/25/00
    ------------------------------------                                                                -------
    Kevern R. Joyce


By  \s\ Manjit S. Cheema                         Senior Vice President & Chief Financial Officer        2/25/00
    ------------------------------------                                                                -------
     Manjit S. Cheema                               of TNMP and TNP


By  \s\ Michael J. Ricketts                      Controller of TNMP & TNP                               2/25/00
    ------------------------------------                                                                -------
    Michael J. Ricketts


By  \s\ R. Denny Alexander                       Director                                               2/25/00
    ------------------------------------                                                                -------
    R. Denny Alexander


By  \s\ John A. Fanning                          Director                                               2/25/00
    ------------------------------------                                                                -------
    John A. Fanning


By  \s\ Sidney M. Gutierrez                      Director                                               2/25/00
    ------------------------------------                                                                -------
    Sidney M. Gutierrez


By  \s\ J. R. Holland, Jr.                       Director                                               2/25/00
    ------------------------------------                                                                -------
    J. R. Holland, Jr.


By  \s\ Harris L. Kempner, Jr.                   Director                                               2/25/00
    ------------------------------------                                                                -------
    Harris L. Kempner, Jr.


By  \s\ Dr. Carol D. Smith Surles                Director                                               2/25/00
    ------------------------------------                                                                -------
    Dr. Carol D. Smith Surles


By  \s\ Larry G. Wheeler                         Director                                               2/25/00
    ------------------------------------                                                                -------
    Larry G. Wheeler


By  \s\ Dennis H. Withers                        Director                                               2/25/00
    ------------------------------------                                                                -------
    Dennis H. Withers


Exhibit
  No.                                Description
------                               -----------

                                 EXHIBIT INDEX
                                 -------------

  Exhibits filed with this report are denoted by "*."


Exhibit
  No.                          Description
------                         -----------
TNP incorporates the following Exhibits by reference to the Exhibits and filings noted in parenthesis.

2(a)   Agreement and Plan of Merger, dated May 24, 1999, by and among SW Acquisition, L.P., ST Acquisition Corp. and TNP (Ex. 2, TNP
       Form 8-K filed June 7, 1999).

2(b)   First Amendment to Agreement and Plan of Merger, by and among SW Acquisition, L.P., ST Acquisition Corp. and TNP, dated Aug.
       9, 1999 (Ex. 99.10, TNP Form 8-K filed Aug. 10, 1999).

3(a)   Articles of Incorporation and Amendments through March 6, 1984 (Ex. 3(a), TNP 1984 Form S-14, File No. 2-89800).

3(b)   Amendment to Articles of Incorporation filed Sept. 25, 1984 (Ex. 3(b), TNP 1984 Form 10-K).

3(c)   Amendment to Articles of Incorporation filed Aug. 29, 1985 (Ex. 3(a), TNP 1985 Form 10-K).

3(d)   Amendment to Articles of Incorporation filed June 2, 1986 (Ex. 3(a), TNP 1986 Form 10-K).

3(e)   Amendment to Articles of Incorporation filed May 10, 1988 (Ex. 3(e), TNP 1988 Form 10-K).

3(f)   Amendment to Articles of Incorporation filed May 10, 1988 (Ex. 3(f), TNP 1988 Form 10-K).

3(g)   Amendment to Articles of Incorporation filed Dec. 27, 1988 (Ex. 3(g), TNP 1988 Form 10-K).

3(h)   Bylaws, as amended (Ex. 3(h), TNP 1994 Form 10-K).

4(x)   Amended and Restated Rights Agreement between TNP Enterprises, Inc. and Bank of New York, as Rights Agent, dated Aug. 11,
       1998and Form of Right Certificate, effective Aug. 11, 1998 (Ex. 10, TNP Form 8-K filed Oct. 9, 1998).

4(y)   Amendment No. 1, dated May 24, 1999, to the Amended and Restated Rights Agreement between TNP Enterprises, Inc. and Bank of
       New York. (Ex. 4.2, TNP Form 8-A/A filed June 7, 1999).

*23    Independent Public Accountants' Consent - Arthur Andersen LLP.

*27    Financial Data Schedule for TNP.

99(a)  General Partner Subscription Agreement for SW Acquisition, L.P. (Ex. 99.01, TNP Form 8-K filed Aug. 10, 1999)

99(b)  Subscription Agreement for SW Acquisition, L.P. (Ex. 99.02, TNP Form 8-K filed Aug. 10, 1999)

99(c)  Bridge Loan Commitment Letter from CIBC World Markets Corp. and The Chase Manhattan Bank to SW Acquisition, L.P., dated May
       24, 1999. (Ex. 99.03, TNP Form 8-K filed Aug. 10, 1999)

99(d)  Amendment to Bridge Loan Commitment Letter from CIBC World Markets Corp. and The Chase Manhattan Bank to SW Acquisition,
       L.P., dated July 9, 1999. (Ex. 99.04, TNP Form 8-K filed Aug. 10, 1999)

99(e)  Bridge Preferred Commitment Letter from CIBC World Markets Corp., The Chase Manhattan Bank, Continental Casualty Company and
       Laurel Hill Capital Partners LLC to SW Acquisition, L.P., dated May 24, 1999. (Ex. 99.05, TNP Form 8-K filed Aug. 10, 1999)

99(f)  Senior Secured Credit Facilities Commitment Letter from Canadian Imperial Bank of Commerce, CIBC World Markets Corp., The
       Chase Manhattan Bank and Chase Securities Inc. to SW Acquisition Corp., dated May 24, 1999. (Ex. 99.06, TNP Form 8-K filed
       Aug. 10, 1999)

99(g)  First Amendment to Senior Secured Credit Facilities Commitment Letter from Canadian Imperial Bank of Commerce, CIBC World
       Markets Corp., The Chase Manhattan Bank and Chase Securities Inc. to SW Acquisition Corp., dated July 13, 1999. (Ex. 99.07,
       TNP Form 8-K filed Aug. 10, 1999)

99(h)  Second Amendment to Senior Backstop Credit Facility Commitment Letter from Canadian Imperial Bank of Commerce, CIBC World
       Markets Corp., The Chase Manhattan Bank and Chase Securities Inc. to SW Acquisition Corp., dated July 21, 1999. (Ex. 99.08,
       TNP Form 8-K filed Aug. 10, 1999).

99(i)  Senior Backstop Credit Facility Commitment Letter from Canadian Imperial Bank of Commerce, CIBC World Markets Corp., The
       Chase Manhattan Bank and Chase Securities Inc. to SW Acquisition Corp., dated May 24, 1999 (Ex. 99.09, TNP Form 8-K filed
       Aug. 10, 1999).


TNMP incorporates the following Exhibits by reference to the Exhibits and filings noted in parenthesis.

3(i)   Restated Articles of Incorporation. (Ex. 3(i), TNMP 1996 10-K, File No.
       2-97230)
3(ii)  Bylaws, as amended Nov. 15, 1994 (Ex. 3(hh), TNMP 1994 Form 10-K).

 *27   Financial Data Schedule for TNMP.

TNP and TNMP incorporate the following Exhibits by reference to the Exhibits and filings noted in parenthesis.



4(a)    Indenture of Mortgage and Deed of Trust dated Nov. 1, 1944 (Ex. 2(d), Community Public Service Co. ("CPS") 1978 Form S-7,
        File No. 2-61323).

4(b)    Seventh Supplemental Indenture dated May 1, 1963 (Ex. 2(k), CPS Form S-7, File No. 2-61323).

4(c)    Eighth Supplemental Indenture dated July 1, 1963 (Ex. 2(1), CPS Form S-7, File No. 2-61323).

4(d)    Ninth Supplemental Indenture dated Aug. 1, 1965 (Ex. 2(m), CPS Form S-7, File No. 2-61323).

4(e)    Tenth Supplemental Indenture dated May 1, 1966 (Ex. 2(n), CPS Form S-7, File No. 2-61323).

4(f)    Eleventh Supplemental Indenture dated Oct. 1, 1969 (Ex. 2(o), CPS Form S-7, File No. 2-61323).

4(g)    Twelfth Supplemental Indenture dated May 1, 1971 (Ex. 2(p), CPS Form S-7, File No. 2-61323).

4(h)    Thirteenth Supplemental Indenture dated July 1, 1974 (Ex. 2(q), CPS Form S-7, File No. 2-61323).

4(i)    Fourteenth Supplemental Indenture dated March 1, 1975 (Ex. 2(r), CPS Form S-7, File No. 2-61323).

4(j)    Fifteenth Supplemental Indenture dated Sept. 1, 1976 (Ex. 2(e), File No. 2-57034).

4(k)    Sixteenth Supplemental Indenture dated as of Nov. 1, 1981 (Ex. 4(x), File No. 2-74332).

4(l)    Seventeenth Supplemental Indenture dated Dec. 1, 1982 (Ex. 4(cc), File No. 2-80407).

4(m)    Eighteenth Supplemental Indenture dated Sept. 1, 1983 (Ex. (a), TNMP Form 10-Q, quarter ended Sept. 30, 1983).

4(n)    Nineteenth Supplemental Indenture dated May 1, 1985 (Ex. 4(v), TNMP Form 10-Q, quarter ended June 30, 1985).

4(o)    Twentieth Supplemental Indenture dated July 1, 1987 (Ex. 4(o), TNMP 1987 Form 10-K).

4(p)    Twenty-First Supplemental Indenture dated July 1, 1989 (Ex. 4(p), TNMP Form 10-Q, quarter ended June 30, 1989).

4(q)    Twenty-Second Supplemental Indenture dated Jan. 15, 1992 (Ex. 4(q), TNMP 1991 Form 10-K).

4(r)    Twenty-Third Supplemental Indenture dated Sept. 15, 1993 (Ex. 4(r), TNMP 1993 Form 10-K).

4(s)    Twenty-Fourth Supplemental Indenture dated Nov. 3, 1995 (Ex. 4(s), TNMP 1993 Form 10-K).

4(t)    Twenty-Fifth Supplemental Indenture dated Sept. 10, 1996 (Ex. 4(t), TNMP Form 10-Q, quarter ended Sept. 30, 1996).

4(u)    Twenty-Sixth Supplemental Indenture dated Jan. 1, 1999. (Ex. 4(u), TNMP 1998 Form 10-K).

4(v)    Indenture and Security Agreement for 10 3/4% Secured Debentures dated Sep. 15, 1993 (Ex. 4(t), TNMP 1993 Form 10-K).

4(w)    Indenture dated Jan. 1, 1999 between TNMP and the Chase Bank of Texas, N. A. (Ex. 4(w), TNMP 1998 Form 10-K).

4(x)    First Supplemental Indenture dated Jan. 1, 1999 to Indenture dated Jan. 1, 1999 between TNMP and the Chase Bank of Texas, N.
        A. (Ex. 4(x), TNMP 1998 Form 10-K).

Contracts Relating to TNP One

10(a)   Fuel Supply Agreement, dated Nov. 18, 1987, between Phillips Coal Company and TNMP (Ex. 10(j), TNMP 1987 Form 10-K).

10(a)1  Amendment No. 1, dated April 1, 1988, to Fuel Supply Agreement dated Nov. 18, 1987, between Phillips Coal Company and TNMP
        (Ex. 10(a)1, TNP and TNMP 1994 Form 10-K).


10(a)2  Amendment No. 2, dated Nov. 29, 1994, between Walnut Creek Mining Company and TNMP, to Fuel Supply Agreement dated Nov. 18,
        1987, between Phillips Coal Company and TNMP, (Ex. 10(a)2, TNP and TNMP 1994 Form 10-K).

10(b)   Unit 1 First Amended and Restated Project Loan and Credit Agreement, dated Jan. 8, 1992 (the "Unit 1 Credit Agreement"), among TNMP, TGC, certain banks (the "Unit 1 Banks") and Chase Manhattan Bank (National Association), as Agent for the Unit 1
        Banks (the "Unit 1 Agent"), (Ex. 10(c), TNMP 1991 Form 10-K).

10(b)1  Participation Agreement, dated Jan. 8, 1992, among certain banks, Participants, and the Unit 1 Agent (Ex. 10(c)1, TNMP 1991
        Form 10-K).

10(b)2  Amendment No. 1, dated Sep. 21, 1993, to the Unit 1 Credit Agreement (Ex. 10(b)2, TNMP 1993 Form 10-K ).

10(c)   Assignment and Security Agreement, dated Jan. 8, 1992, among TGC and the Unit 1 Agent (Ex. 10(d), TNMP 1991 Form 10-K).

10(d)   Amended and Restated Subordination Agreement, dated Oct. 1, 1988, among TNMP, Continental Illinois National Bank and Trust
        Company of Chicago and the Unit 1 Agent (Ex. 10(uu), TNMP 1988 Form 10-K).

10(e)   Unit 1 Mortgage and Deed of Trust, dated Dec. 1, 1987 (Ex. 10(ee), TNMP 1987 Form 10-K).

10(e)1  Supplemental Unit 1 Mortgage and Deed of Trust executed on Jan. 27, 1992, (Ex. 10(g)4, TNMP 1991 Form 10-K).

10(e)2  First TGC Modification and Extension Agreement, dated Jan. 24, 1992, among the Unit 1 Banks, the Unit 1 Agent, TNMP, and TGC
        (Ex. 10(g)1, TNMP 1991 Form 10-K).

10(e)3  Second TGC Modification and Extension Agreement, dated Jan. 27, 1992, among the Unit 1 Banks, the Unit 1 Agent, TNMP, and
        TGC (Ex. 10(g)2, TNMP 1991 Form 10-K).

10(e)4  Third TGC Modification and Extension Agreement, dated Jan. 27, 1992, among the Unit 1 Banks, the Unit 1 Agent, TNMP, and TGC
        (Ex. 10(g)3, TNMP 1991 Form 10-K).

10(e)5  Fourth TGC Modification and Extension Agreement, dated Sept. 29, 1993, among the Unit 1 Banks, the Unit 1 Agent, TNMP, and
        TGC (Ex. 10(f)5, TNMP 1993 Form 10-K).


10(e)6  Fifth TGC Modification and Extension Agreement, dated Sept. 29, 1993, among the Unit 1 Banks, the Unit 1 Agent, TNMP, and
        TGC (Ex. 10(f)6, TNMP 1993 Form 10-K).

10(f)   Indemnity Agreement dated Dec. 1, 1987 by Westinghouse, GE and Zachry (Ex. 10(ff) TNMP 1987 Form 10-K).

10(g)   Unit 1 Second Lien Mortgage and Deed of Trust dated Dec. 1, 1987 (Ex. 10(jj), TNMP 1987 Form 10-K).

10(g)1  Correction Second Lien Mortgage and Deed of Trust, dated Dec. 1, 1987 (Ex. 10(vv), TNMP 1988 Form 10-K).

10(g)2  Second Lien Mortgage and Deed of Trust Modification, Extension and Amendment Agreement, dated Jan. 8, 1992 (Ex. 10(i)2, TNMP
        1991 Form 10-K).

10(g)3  TNMP Second Lien Mortgage Modification No. 2, dated Sept. 21, 1993 (Ex. 10(h)3, TNMP 1993 Form 10-K).

10(h)   Agreement for Conveyance and Partial Release of Liens, dated Dec. 1, 1987, by PFC and the Unit 1 Agent (Ex. 10(kk), TNMP
        1987 Form 10-K).

10(i)   Inducement and Consent Agreement, dated June 15, 1988, among Phillips Coal Company, Kiewit Texas Mining Company, TNMP,
        Phillips Petroleum Company, and Peter Kiewit Son's, Inc. (Ex. 10(nn) TNMP 1988 Form 10-K).

10(j)   Assumption Agreement, dated Oct. 1, 1988, by TGC, in favor of certain banks, the Unit 1 Agent, and the Depositary, as defined therein (Ex. 10(ww), TNMP 1988 Form 10-K).

10(k)   Guaranty dated Oct. 1, 1988, by TNMP of TGC obligations under Unit 1 Credit Agreement (Ex. 10(xx), TNMP 1988 Form 10-K of
        TNMP).

10(l)   First Amended and Restated Facility Purchase Agreement dated Jan. 8, 1992, between TNMP and TGC (Ex. 10(n), TNMP 1991 Form
        10-K).

10(m)   Operating Agreement dated Oct. 1, 1988, between TNMP and TGC (Ex. 10(zz), TNMP 1988 Form 10-K).

10(n)   Unit 2 First Amended and Restated Project Loan and Credit Agreement, dated Jan. 8, 1992 (the "Unit 2 Credit Agreement"), among TNMP, TGC II, certain banks (the "Unit 2 Banks") and The Chase Manhattan Bank, N.A., as Agent for the Unit 2 Banks
        (the "Unit 2 Agent") (Ex. 10(q), TNMP 1991 Form 10-K).

10(n)1  Amendment No. 1, dated Sep. 21, 1993, the Unit 2 Credit Agreement (Ex. 10(o)1, TNMP 1993 Form 10-K).

10(o)   Assignment and Security Agreement, dated Jan. 8, 1992, among TGC II and the Unit 2 Agent (Ex. 10(r), TNMP 1991 Form 10-K).

10(p)   Assignment and Security Agreement dated Oct. 1, 1988, by TNMP to the Unit 2 Agent (Ex. 10(jjj), TNMP 1988 Form 10-K).

10(q)   Subordination Agreement, dated Oct. 1, 1988, among TNMP, Continental Illinois National Bank and Trust Company of Chicago,
        and the Unit 2 Agent (Ex.  10(mmm), TNMP 1988 Form 10-K).

10(r)   Unit 2 Mortgage and Deed of Trust dated Oct. 1, 1988 (Ex. 10(uuu), TNMP 1988 Form 10-K).

10(r)1  First TGC II Modification and Extension Agreement, dated Jan. 24, 1992, among the Unit 2 Banks, the Unit 2 Agent, TNMP, and
        TGC II (Ex. 10(u)1, TNMP 1991 Form 10-K).

10(r)2  Second TGC II Modification and Extension Agreement, dated Jan. 27, 1992, among the Unit 2 Banks, the Unit 2 Agent, TNMP and
        TGC II (Ex. 10(u)2, TNMP 1991 Form 10-K).

10(r)3  Third TGC II Modification and Extension Agreement, dated Jan. 27, 1992, among the Unit 2 Banks, the Unit 2 Agent, TNMP, and
        TGC II (Ex. 10(u)3, TNMP 1991 Form 10-K).

10(r)4  Fourth TGC II Modification and Extension Agreement, dated Sept. 29, 1993, among the Unit 2 Banks, the Unit 2 Agent, TNMP, and TGC II (Ex. 10(s)4, TNMP 1993 Form 10-K).

10(r)5  Fifth TGC II Modification and Extension Agreement, dated June 15, 1994, among the Unit 2 Banks, the Unit 2 Agent, TNMP, and
        TGC II (Ex. 10(s)5, TNMP Form 10-Q for quarter ended June 30, 1994).

10(s)   Release and Waiver of Liens and Indemnity Agreement, dated Oct. 1, 1988, by Westinghouse, CE, and Zachry (Ex. 10(vvv), TNMP
        1988 Form 10-K).

10(t)   Second Lien Mortgage and Deed of Trust, dated Oct. 1, 1988, (Ex. 10(www), TNMP 1988 Form 10-K).

10(t)1  Second Lien Mortgage and Deed of Trust Modification, Extension and Amendment Agreement, dated Jan. 8, 1992, (Ex. 10(w)1,
        TNMP 1991 Form 10-K).

10(t)2  TNMP Second Lien Mortgage Modification No. 2, dated Sep. 21, 1993, (Ex. 10(u)2, TNMP 1993 Form 10-K).

10(u)   Intercreditor and Nondisturbance Agreement, dated Oct. 1, 1988, among PFC, Texas PFC, Inc., TNMP, certain creditors and the
        Collateral Agent, each as defined therein (Ex. 10(xxx), TNMP 1988 Form 10-K).

10(u)1  Amendment No. 1, dated Jan. 8, 1992, to Intercreditor and Nondisturbance Agreement, (Ex. 10(x)1, TNMP 1991 Form 10-K).

10(u)2  Amendment No. 2, dated Sept. 21, 1993, to Intercreditor and Nondisturbance Agreement, (Ex. 10(v)2, TNMP 1993 Form 10-K).

10(v)   Grant of Reciprocal Easements and Declaration of Covenants Running with the Land, dated Oct. 1, 1988, between PFC and Texas
        PFC, Inc. (Ex. 10(yyy), TNMP 1988 Form 10-K).


10(w)    Non-Partition Agreement, dated May 30, 1990, among TNMP, TGC, and the
         Unit 1 Agent (Ex. 10(ss), TNMP 1990 Form 10-K of TNMP).

10(x)    Assumption Agreement, dated May 31, 1991, by TGC II in favor of certain banks, the Unit 2 Agent, and the Depositary, as defined therein (Ex. 10(kkk), Amendment No. 1 to File No. 33-41903).

10(y)    Guaranty, dated May 31, 1991, by TNMP, for TGC II obligations under the Unit 2 Credit Agreement (Ex. 10(lll), Amendment No.
         1 to File No. 33-41903).

10(z)    First Amended and Restated Facility Purchase Agreement dated Jan. 8, 1992, between TNMP, and TGC II (Ex. 10(dd), TNMP 1991
         Form 10-K).

10(z)1   Amendment No. 1 to the Unit 2 First Amended and Restated Facility Purchase Agreement, dated Sept. 21, 1993, between TNMP and TGC II (Ex. 10(aa)1, TNMP 1993 Form 10-K).

10(aa)   Operating Agreement, dated May 31, 1991, between TNMP and TGC II (Ex. 10(nnn), Amendment No. 1 to File No. 33-41903).

10(bb)   Non-Partition Agreement, dated May 31, 1991, among TNMP, TGC II, and the Unit 2 Agent (Ex. 10(ppp), Amendment No. 1 to File
         No. 33-41903).

Power Supply Contracts

10(dd)   Contract dated May 12, 1976, between TNMP and Houston Lighting & Power Company (Ex. 5(a), TNMP 1976 Form 10-K).

10(dd)1  Amendment, dated Jan. 4, 1989, to contract between TNMP and Houston Lighting & Power Company (Ex. 10(cccc), TNMP 1988 Form
         10-K).

10(ee)   Amended and Restated Agreement for Electric Service dated May 14, 1990, between TNMP and Texas Utilities Electric Company
         (Ex. 10(vv), TNMP 1990  Form 10-K).

10(ee)1  Amendment dated April 19, 1993 to Amended and Restated Agreement for Electric Service between TNMP and Texas Utilities
         Electric Company (Ex. 10(ii)1, 1993 Form S-2, Registration Statement, File No. 33-66232).

10(ee)2  Letter agreement dated Nov. 24, 1997 between TNMP and Texas Utilities Electric Company (Ex. 10(qq), TNMP 1998 Form 10-K).

10(ff)   Contract dated April 27, 1977, between TNMP and West Texas Utilities Company, as amended (Ex. 10(e), Form 8 applicable to
         TNMP 1986 Form 10-K).

10(gg)   Contract dated April 29, 1987, between TNMP and El Paso Electric Company (Ex. 10(f), Form 8 applicable to TNMP 1986 Form
         10-K).

10(hh)   Contract dated Dec. 8, 1981, between TNMP and SPS as amended (Ex. 10(h), Form 8 applicable to TNMP 1986 Form 10-K).

10(hh)1  Amendment, dated Dec. 12, 1988, to contract between TNMP and SPS (Ex. 10(llll), TNMP 1988 Form 10-K).

10(hh)2  Amendment, dated Dec. 12, 1990, to contract between TNMP and SPS (Ex. 19(t), TNMP 1990 Form 10-K).

10(ii)   Interconnection Agreement between TNMP and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19,
         1984 (Ex. 10(j), Form 8 applicable to TNMP 1986 Form 10-K).

10(jj)   Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987 (Ex. 10(l), Form 8 applicable to TNMP
         1986 Form 10-K).

10(kk)   Amendment No. 1, dated Nov. 21, 1994, to Interchange Agreement between TNMP and El Paso Electric Company (Ex. 10(nn)1, TNP and TNMP 1994 Form 10-K).

10(ll)   DC Terminal Participation Agreement between TNMP and El Paso Electric Company dated Dec. 8, 1981 as amended (Ex. 10(m),
         Form 8 applicable to TNMP 1986 Form 10-K).

10(mm)   Agreement for Purchase and Sale of Energy effective May 1, 1996 among TNMP, Amoco Chemical Company and Amoco Oil Company
         (Ex. 10 (pp), TNP and TNMP 1997 Form 10-K).

10(nn)   Agreement dated Dec. 30, 1994 between TNMP and Union Carbide Corporation for Purchase of Capacity and Energy from UCC (Ex.
         10(qq), TNP and TNMP 1997 Form 10-K).

Management Contracts

10(rr)   Form of TNMP Executive Agreement for Severance Compensation Upon Change in Control and schedule of substantially identical agreements (Ex. 10(rr), TNP and TNMP 1998 Form 10-K).

10(ss)   Agreement dated March 25, 1994 between Kevern Joyce and TNP and TNMP
         (Ex. 10(tt), TNP and TNMP 1994 Form 10-K.)

10(tt)   Amendment dated Feb. 16, 1998 to Agreement dated March 25, 1994 between Kevern Joyce and TNP and TNMP (Ex. 10(rr), TNP and
         TNMP Form 10-K for 1998.)

10(uu)   Agreement dated Feb. 16, 1998 between John Edwards and TNMP (Ex. 10(rr), TNP and TNMP 1998 Form 10-K)

10(vv)   Agreement dated Feb. 16, 1998 between Ralph S. Johnson and TNMP (Ex. 10(rr), TNP and TNMP 1998 Form 10-K).

*21      Subsidiaries of the Registrants.