Form 10-Q
period 2000-03-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2000-05-15
CIK 741612, 22767

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2000
                                                --------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ___________________ to __________________


-------------------------------------------------------------------------------
                               Commission File Number: 1-8847

                             TNP ENTERPRISES, INC.
                           -------------------------
            (Exact name of registrant as specified in its charter)

       Texas                                           75-1907501
    -----------                                     ----------------
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

TNP Enterprises, Inc. has no publicly traded shares of common stock outstanding.

-------------------------------------------------------------------------------
                        Commission File Number: 2-97230

                         TEXAS-NEW MEXICO POWER COMPANY
                        ----------------------------------
             (Exact name of registrant as specified in its charter)

       Texas                                           75-0204070
    -----------                                     ----------------
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

                     TNP Enterprises, Inc. And Subsidiaries
                Texas New-Mexico Power Company And Subsidiaries
   Combined Quarterly Report on Form 10-Q for the period ended March 31, 2000

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

                               TABLE OF CONTENTS

                         PART I.  FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.

         TNP Enterprises, Inc. (TNP) and Subsidiaries:

           Consolidated Statements of Income
           Three Month Periods Ended March 31, 2000, and 1999                                                             3

           Consolidated Statements of Cash Flows
           Three Month Periods Ended March 31, 2000, and 1999                                                             4

           Consolidated Balance Sheets
           March 31, 2000, and December 31, 1999                                                                          5

         Texas-New Mexico Power Company (TNMP) and Subsidiaries:

           Consolidated Statements of Income
           Three Month Periods Ended March 31, 2000, and 1999                                                             6

           Consolidated Statements of Cash Flows
           Three Month Periods Ended March 31, 2000, and 1999                                                             7

           Consolidated Balance Sheets
           March 31, 2000, and December 31, 1999                                                                          8

         Notes to Consolidated Financial Statements                                                                       9

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.                          16

                          PART II.  OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings.                                                                                              20

Item 6.  Exhibits and Reports on Form 8-K.                                                                               20
         (a)      Exhibit Index                                                                                          20
         (b)      Reports on Form 8-K                                                                                    20
Statement Regarding Forward Looking Information                                                                          20

Signature page                                                                                                           21

                    TNP ENTERPRISES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                             ----------------------------
                                                2000              1999
                                             ----------        ----------
                                                    (In thousands)

OPERATING REVENUES                           $ 124,526         $ 118,125
                                             ----------        ----------

OPERATING EXPENSES:
  Purchased power and fuel                      59,550            57,372
  Other operating and maintenance               24,158            23,825
  Depreciation                                  10,230             9,974
  Charge for recovery of stranded plant          1,629             3,750
  Taxes other than income taxes                  7,941             8,000
  Income taxes                                   3,579               712
                                             ----------        ----------
       Total operating expenses                107,087           103,633
                                             ----------        ----------

NET OPERATING INCOME                            17,439            14,492
                                             ----------        ----------

OTHER INCOME:
  Other income and deductions, net                 465               163
  Income taxes                                    (131)              118
                                             ----------        ----------
       Other income, net of taxes                  334               281
                                             ----------        ----------

INCOME BEFORE INTEREST CHARGES                  17,773            14,773
                                             ----------        ----------

INTEREST CHARGES:
  Interest on long-term debt                     9,626            10,224
  Other interest and amortization
     of debt-related costs                         888             1,417
                                             ----------        ----------
       Total interest charges                   10,514            11,641
                                             ----------        ----------

NET INCOME                                       7,259             3,132
Dividends on preferred stock and other               5                36
                                             ----------        ----------

INCOME APPLICABLE TO COMMON STOCK            $   7,254         $   3,096
                                             ==========        ==========




The accompanying notes are an integral part of these consolidated financial statements.

                    TNP ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31
                                                                             -----------------------------------
                                                                               2000                      1999
                                                                             ---------                 ---------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales to customers                                      $ 102,091                 $ 105,835
  Purchased power and fuel costs paid                                          (63,613)                  (62,523)
  Cash paid for payroll and to other suppliers                                 (24,234)                  (27,935)
  Interest paid, net of amounts capitalized                                    (14,690)                  (11,577)
  Income taxes refunded                                                          5,500                     4,000
  Other taxes paid                                                             (17,089)                  (18,147)
  Other operating cash receipts and payments, net                                  147                       181
                                                                             ---------                 ---------
NET CASH USED IN OPERATING ACTIVITIES                                          (11,888)                  (10,166)
                                                                             ---------                 ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                                    (9,200)                  (11,592)
  Withdrawals from escrow account                                                    -                     1,902
                                                                             ---------                 ---------
NET CASH USED IN INVESTING ACTIVITIES                                           (9,200)                   (9,690)
                                                                             ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                                 (3,926)                   (3,906)
  Common stock issuances                                                         1,202                     3,091
  Borrowings from (repayments to) revolving credit
   facilities - net                                                             21,000                   (27,500)
  Issuances:
     Senior notes, net of discount                                                   -                   174,164
  Deferred expenses associated with financings                                       -                    (1,280)
  Redemptions:
     Secured debentures                                                              -                  (130,000)
     Preferred stock, net of gain                                                 (117)                        -
                                                                             ---------                 ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       18,159                    14,569
                                                                             ---------                 ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (2,929)                   (5,287)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                14,456                    12,216
                                                                             ---------                 ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $  11,527                 $   6,929
                                                                             =========                 =========

RECONCILIATION OF NET INCOME TO NET
     CASH USED IN OPERATING ACTIVITIES:

  Net income                                                                 $   7,259                 $   3,132
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation                                                               10,230                     9,974
     Charge for recovery of stranded plant                                       1,629                     3,750
     Purchased power settlement adjustment                                      (2,425)                        -
     Amortization of debt-related costs and
      other deferred charges                                                       957                     1,881
     Allowance for funds used during construction                                  (82)                      (78)
     Deferred income taxes                                                       2,541                    (2,126)
     Investment tax credits                                                       (401)                      678
     Deferred purchased power and fuel costs                                    (2,535)                     (587)

Cash flows impacted by changes in current assets
 and liabilities:
     Accounts payable                                                           (2,740)                   (6,858)
     Accrued interest                                                           (4,990)                   (1,071)
     Accrued taxes                                                              (1,991)                   (5,369)
     Reserve for customer refund                                                   838                    (8,511)
     Changes in other current assets and liabilities                           (20,560)                   (4,818)
Other, net                                                                         382                      (163)
                                                                             ---------                 ---------

NET CASH USED IN OPERATING ACTIVITIES                                        $ (11,888)                $ (10,166)
                                                                             =========                 =========

The accompanying notes are an integral part of these consolidated financial statements.

                    TNP ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                   March 31, 2000              December 31,
                                                                     (Unaudited)                   1999
                                                                     -----------               -----------
                                                                                 (In thousands)
ASSETS
------
UTILITY PLANT:
  Electric plant                                                     $ 1,293,744               $ 1,288,104
  Construction work in progress                                            4,093                     2,501
                                                                     -----------               -----------
            Total                                                      1,297,837                 1,290,605
  Less accumulated depreciation                                          390,203                   382,627
                                                                     -----------               -----------
            Net utility plant                                            907,634                   907,978
                                                                     -----------               -----------
OTHER PROPERTY AND INVESTMENTS, at cost                                    4,243                     4,243
                                                                     -----------               -----------

CURRENT ASSETS:
Cash and cash equivalents                                                 11,527                    14,456
  Accounts receivable                                                      9,405                     8,384
  Inventories, at lower of average cost or market:
       Fuel                                                                1,235                       575
       Materials and supplies                                              3,896                     3,834
  Other current assets                                                       614                       939
                                                                     -----------               -----------
            Total current assets                                          26,677                    28,188
                                                                     -----------               -----------

LONG-TERM AND OTHER ASSETS:
  Recoverable stranded costs                                              19,029                    19,256
  Deferred purchased power and fuel costs                                 24,332                    21,797
  Deferred charges                                                        18,775                    19,737
                                                                     -----------               -----------
            Total long-term and other assets                              62,136                    60,790
                                                                     -----------               -----------
                                                                     $ 1,000,690               $ 1,001,199
                                                                     ===========               ===========

CAPITALIZATION AND LIABILITIES
------------------------------
CAPITALIZATION:
  Common shareholders' equity:
       Common stock - no par value per share.
            Authorized 50,000,000 shares; issued
            13,445,494 shares in 2000 and
            13,416,556 in 1999                                       $   197,887               $   196,685
       Retained earnings                                                 133,771                   130,425
                                                                     -----------               -----------
            Total common shareholders' equity                            331,658                   327,110
  Redeemable cumulative preferred stock                                    1,534                     1,664
  Long-term debt, less current maturities                                361,264                   340,244
                                                                     -----------               -----------
            Total capitalization                                         694,456                   669,018
                                                                     -----------               -----------

CURRENT LIABILITIES:
  Current maturities of long-term debt                                   100,000                   100,000
  Accounts payable                                                        17,560                    20,300
  Accrued interest                                                         3,430                     8,420
  Accrued taxes                                                           10,827                    12,818
  Customers' deposits                                                      3,890                     3,786
  Accumulated deferred income taxes                                        8,321                     7,543
  Reserve for customer refund                                              1,520                       682
  Other current liabilities                                               10,583                    29,720
                                                                     -----------               -----------
            Total current liabilities                                    156,131                   183,269
                                                                     -----------               -----------
LONG-TERM AND OTHER LIABILITIES:
  Regulatory tax liabilities                                               6,509                     6,633
  Accumulated deferred income taxes                                       98,973                    97,196
  Accumulated deferred investment tax credits                             23,578                    23,978
  Deferred credits                                                        21,043                    21,105
                                                                     -----------               -----------
            Total long-term and other liabilities                        150,103                   148,912
                                                                     -----------               -----------
COMMITMENTS AND CONTINGENCIES
                                                                     -----------               -----------
                                                                     $ 1,000,690               $ 1,001,199
                                                                     ===========               ===========

The accompanying notes are an integral part of these consolidated financial statements.


                TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF TNP ENTERPRISES, INC.)
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                       --------------------------------------
                                                                          2000                          1999
                                                                       ---------                    ---------
                                                                                    (In thousands)

OPERATING REVENUES                                                     $ 124,512                    $ 118,111
                                                                       ---------                    ---------

OPERATING EXPENSES:
  Purchased power and fuel                                                59,550                       57,372
  Other operating and maintenance                                         23,607                       23,023
  Depreciation                                                            10,230                        9,974
  Charge for recovery of stranded plant                                    1,629                        3,750
  Taxes other than income taxes                                            7,822                        7,879
  Income taxes                                                             3,627                        1,044
                                                                       ---------                    ---------
       Total operating expenses                                          106,465                      103,042
                                                                       ---------                    ---------

NET OPERATING INCOME                                                      18,047                       15,069
                                                                       ---------                    ---------

OTHER INCOME:
  Other income and deductions, net                                           330                           73
  Income taxes                                                              (131)                         142
                                                                       ---------                    ---------
       Other income, net of taxes                                            199                          215
                                                                       ---------                    ---------

INCOME BEFORE INTEREST CHARGES                                            18,246                       15,284
                                                                       ---------                    ---------
INTEREST CHARGES:
  Interest on long-term debt                                               9,595                       10,054
  Other interest and amortization
     of debt-related costs                                                   888                        1,417
                                                                       ---------                    ---------
       Total interest charges                                             10,483                       11,471
                                                                       ---------                    ---------

NET INCOME                                                                 7,763                        3,813
Dividends on preferred stock and other                                         5                           36
                                                                       ---------                    ---------

INCOME APPLICABLE TO COMMON STOCK                                      $   7,758                    $   3,777
                                                                       =========                    =========


The accompanying notes are an integral part of these consolidated financial statements.


             TEXAS-NEW MEXICO POWER COMPANY, INC. AND SUBSIDIARIES
              (a wholly owned subsidiary of TNP Enterprises, Inc.)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                 Three Months Ended
                                                                     March 31
                                                         -----------------------------------
                                                            2000                      1999
                                                         ---------                 ---------
                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash received from sales to customers                  $ 102,460                 $ 105,001
  Purchased power and fuel costs paid                      (63,613)                  (62,523)
  Cash paid for payroll and to other suppliers             (23,538)                  (22,504)
  Interest paid, net of amounts capitalized                (14,626)                  (11,447)
  Income taxes refunded                                      4,508                     4,000
  Other taxes paid                                         (17,146)                  (18,089)
  Other operating cash receipts and payments, net               13                       158
                                                         ---------                 ---------

NET CASH USED IN OPERATING ACTIVITIES                      (11,942)                   (5,404)
                                                         ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to utility plant                                (9,200)                  (11,692)
  Withdrawals from escrow account                                -                     1,902
                                                         ---------                 ---------

CASH FLOWS USED IN INVESTING ACTIVITIES                     (9,200)                   (9,790)
                                                         ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid on preferred and common stocks                (18)                      (36)
  Borrowings from (repayments to) revolving
     credit facilities - net                                21,000                   (31,000)
  Issuances:
     Senior notes, net of discount                               -                   174,164
  Deferred expenses associated with financings                   -                    (1,280)
  Redemptions:
     Secured debentures                                          -                  (130,000)
     Preferred stock, net of gain                             (117)                        -
                                                         ---------                 ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                   20,865                    11,848
                                                         ---------                 ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                       (277)                   (3,346)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             4,002                     7,977
                                                         ---------                 ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $   3,725                 $   4,631
                                                         =========                 =========

RECONCILIATION OF NET INCOME TO NET
   CASH USED IN OPERATING ACTIVITIES:

  Net income                                             $   7,763                 $   3,813
  Adjustments to reconcile net income to net cash
     used in operating activities:
     Depreciation                                           10,230                     9,974
     Charge for recovery of stranded plant                   1,629                     3,750
     Purchased power settlement adjustment                  (2,425)                        -
     Amortization of debt-related costs and
        other deferred charges                                 957                     1,881
     Allowance for funds used during construction              (82)                      (78)
     Deferred income taxes                                   1,980                    (2,125)
     Investment tax credits                                   (401)                      894
     Deferred purchased power and fuel costs                (2,535)                     (587)

Cash flows impacted by changes in current assets
     and liabilities:
     Accounts payable                                       (2,662)                   (6,310)
     Accrued interest                                       (4,958)                   (1,112)
     Accrued taxes                                          (2,635)                   (4,075)
     Reserve for customer refund                               838                    (8,511)
     Changes in other current assets and liabilities       (20,186)                   (3,048)
Other, net                                                     545                      (130)
                                                         ---------                 ---------

NET CASH USED IN OPERATING ACTIVITIES                    $ (11,942)                $  (5,404)
                                                         =========                 =========


The accompanying notes are an integral part of these consolidated financial statements.


                TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF TNP ENTERPRISES, INC.)
                          CONSOLIDATED BALANCE SHEETS

                                                         March 31, 2000             December 31,
                                                          (Unaudited)                   1999
                                                          -----------               -----------
                                                                     (In thousands)

ASSETS
------

UTILITY PLANT:
  Electric plant                                          $ 1,293,720               $ 1,288,080
  Construction work in progress                                 4,093                     2,501
                                                          -----------               -----------
            Total                                           1,297,813                 1,290,581
  Less accumulated depreciation                               390,203                   382,627
                                                          -----------               -----------
            Net utility plant                                 907,610                   907,954
                                                          -----------               -----------
OTHER PROPERTY AND INVESTMENTS, at cost                           213                       213
                                                          -----------               -----------

CURRENT ASSETS:
  Cash and cash equivalents                                     3,725                     4,002
  Accounts receivable                                           6,985                     6,347
  Inventories, at lower of average cost or market:
       Fuel                                                     1,235                       575
       Materials and supplies                                   3,897                     3,834
  Other current assets                                            438                       660
                                                          -----------               -----------
            Total current assets                               16,280                    15,418
                                                          -----------               -----------

LONG-TERM AND OTHER ASSETS:
  Recoverable stranded costs                                   19,029                    19,256
  Deferred purchased power and fuel costs                      24,332                    21,797
  Deferred charges                                             18,714                    19,757
                                                          -----------               -----------
            Total long-term and other assets                   62,075                    60,810
                                                          -----------               -----------
                                                          $   986,178               $   984,395
                                                          ===========               ===========

CAPITALIZATION AND LIABILITIES
------------------------------

CAPITALIZATION:
  Common shareholders' equity:
       Common stock - $10 par value per share
            Authorized 12,000,000 shares;
            issued 10,705 shares
                                                          $       107                $      107
      Capital in excess of par value                          222,149                   222,149
      Retained earnings                                        98,061                    90,302
                                                          -----------               -----------
            Total common shareholders' equity                 320,317                   312,558
  Redeemable cumulative preferred stock                         1,534                     1,664
  Long-term debt, less current maturities                     361,264                   340,244
                                                          -----------               -----------
            Total capitalization                              683,115                   654,466
                                                          -----------               -----------

CURRENT LIABILITIES:
  Current maturities of long-term debt                        100,000                   100,000
  Accounts payable                                             17,412                    20,074
  Accrued interest                                              3,430                     8,388
  Accrued taxes                                                11,554                    14,189
  Customers' deposits                                           3,890                     3,786
  Accumulated deferred income taxes                             9,321                     8,434
  Reserve for customer refund                                   1,520                       682
  Other current liabilities                                     8,864                    28,015
                                                          -----------               -----------
            Total current liabilities                         155,991                   183,568
                                                          -----------               -----------

LONG-TERM AND OTHER LIABILITIES:
  Regulatory tax liabilities                                    6,509                     6,633
  Accumulated deferred income taxes                            96,381                    95,165
  Accumulated deferred investment tax credits                  23,578                    23,978
  Deferred credits                                             20,604                    20,585
                                                          -----------               -----------
            Total long-term and other liabilities             147,072                   146,361
                                                          -----------               -----------
COMMITMENTS AND CONTINGENCIES
                                                          -----------               -----------
                                                          $   986,178               $   984,395
                                                          ===========               ===========


The accompanying notes are an integral part of these consolidated financial statements.

                     TNP Enterprises Inc. and Subsidiaries
                Texas-New Mexico Power Company and Subsidiaries
                  Notes to Consolidated Financial Statements


Note 1.  Interim Financial Statements

   The interim consolidated financial statements of TNP and subsidiaries, and TNMP and subsidiaries, are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP's and TNMP's 1999 Combined Annual Report on Form 10-K.

     Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholders equity.

Note 2.  Acquisition

     On March 14, 2000, the process of obtaining needed approvals for the Merger was completed. On April 7, 2000, ST Acquisition Corp., a Texas corporation (ST Corp.) merged with and into TNP, the parent of TNMP. Upon closing, each outstanding share of TNP's common stock that was outstanding at the effective time of the merger was automatically converted into the right to receive $44.00 in cash. Prior to the merger, TNP common stock was traded on the New York Stock Exchange. As a result of the Merger, TNP is no longer publicly held.

     The merger occurred pursuant to an Agreement and Plan of Merger (Merger Agreement) dated May 24, 1999, between TNP, ST Corp. and SW Acquisition, L.P. ("SW Acquisition"), the parent of ST Corp. TNP is the surviving corporation in the Merger. SW Acquisition now holds all outstanding common stock of TNP.

     SW Acquisition and ST Corp. funded the merger as follows (in millions):

       Sources of funding:
       -------------------
         Equity contribution to ST Corp. by SW Acquisition              $  100.0
         Sale of 100,000 shares of senior preferred stock by ST Corp.      100.0
         Borrowings from senior secured credit facility by ST Corp.        160.0
         Issuance of senior subordinated notes by ST Corp.                 275.0
         Cash on hand (TNP)                                                  5.3
                                                                        --------
           Total                                                        $  640.3
                                                                        ========

       Uses of funding:
       ---------------
         Payment of Merger consideration                                $  591.6
         Costs and expenses related to Merger                               48.7
                                                                        --------
           Total                                                        $  640.3
                                                                        ========

     The senior preferred stock was issued in a private placement under a bridge preferred stock commitment. Until the bridge preferred stock is replaced with a permanent issuance of senior preferred stock, it will accrue dividends at a rate based off of LIBOR, with the initial dividend rate set at 13.28%. If the senior preferred stock has not been replaced by July 7, 2000, the dividend rate will increase by an additional 100 basis points. Further delays in permanently placing the stock will cause the dividend rate to increase an additional 50 basis points on October 5, 2000 and January 3, 2001, with the rate being fixed at 18% beginning April 8, 2001. TNP intends to replace the bridge preferred stock with a senior preferred stock that pays an in-kind dividend. The borrowings from the senior secured credit facility include a $160 million term loan due in 2006. The term loan bears interest at a variable rate that is currently 9.21%. The senior secured credit facility is secured by a pledge of all TNMP common stock held by TNP. The senior subordinated notes were issued through a private offering, bear interest at 10.25% per year, and mature in 2010.

     In connection with the Merger, TNMP entered into a Backstop Credit Facility (Backstop Facility) in the amount of $240 million on April 17, 2000. The Backstop Facility will provide financing for TNMP to repurchase up to $100 million of its 9.25% Series U first mortgage bonds and up to $140 million of its 10.75% Series A Secured Debentures. As required by its first mortgage bond and secured debenture indentures, TNMP must offer to repurchase this debt at 101 percent of par value due to the change in control of TNP resulting from the Merger. TNMP made such an offer in late April 2000, and holders have until May 24, 2000, to respond. Payment on tendered bonds and debentures shall be made within five business days of the offer's expiration.

     The Merger is to be accounted for under the purchase method of accounting. In accordance with the purchase method of accounting, the purchase price will be allocated to the acquired assets and assumed liabilities based on their fair values and the unallocated amount will be recorded as goodwill. The process of determining the fair value of assets and liabilities is underway, and the final results will not be completed until certain information about pre-acquisition contingencies is assessed. The most significant items to be determined include the appropriate value to assign to TNP's sole generating plant and the amount of regulatory assets to be recorded for recovery of stranded costs as permitted by Texas legislation.

     The following condensed unaudited pro forma consolidated balance sheet shows the effect of the Merger closing as if it had occurred on March 31, 2000. The condensed unaudited pro forma consolidated statements of income and loss show the effects of the Merger closing as if it had occurred on January 1, 2000 and 1999, respectively. These pro forma financial statements are based on a preliminary estimate of the fair value of assets acquired and liabilities assumed in connection with the Merger. These results are not necessarily indicative of actual results that would have occurred had the Merger closed at the beginning of the periods presented. Further, the pro forma results are not intended to be a projection of future results of operations. A substantial portion of TNMP's earnings occur during the second and third quarters of the year, which include the periods of peak electricity usage in the TNMP service territory.

                    TNP ENTERPRISES, INC. AND SUBSIDIARIES
                     PRO FORMA CONSOLIDATED BALANCE SHEET
                             AS OF MARCH 31, 2000
                                  (UNAUDITED)

                                                                           Pro Forma                Pro Forma
                                                        Actual             Adjustment                Balance
                                                     -------------        -----------              ------------
                                                                         (in thousands)
                 Assets
------------------------------------------
Net utility plant                                    $   907,634          $         -  (1)         $   907,634
Other property and investments, at cost                    4,243                    -                    4,243
Current assets                                            26,677               (5,343) (7)              21,334
Long-term and other assets
    Recoverable stranded costs                            19,029                    -  (1)              19,029
    Deferred charges                                      18,775              299,960  (2)             318,735
    Other                                                 24,332                   -                    24,332
                                                     -------------        -----------              ------------
                                                     $ 1,000,690          $  294,617               $ 1,295,307
                                                     =============        ===========              ============

     Capitalization and Liabilities
------------------------------------------
Common stock                                         $   197,887          $ (104,574) (3)          $    93,313
Retained earnings                                        133,771            (133,771) (4)                    -
Preferred stock                                            1,534             100,000  (5)              101,534
Long-term debt, less current maturities                  361,264             435,000  (6)              796,264
                                                     -------------        -----------              ------------
    Total capitalizaton                                  694,456             296,655                   991,111
Current liabilities                                      156,131              (2,038) (8)              154,093
Long-term and other liabilities                          150,103                   -                   150,103
                                                     -------------        -----------              ------------
                                                     $ 1,000,690          $  294,617               $ 1,295,307
                                                     =============        ===========              ============

     Adjustments:
       (1) TNP is currently assessing the fair value of TNP One and its other assets as required by the purchase method of accounting.

       (2) Adjustment to record goodwill and other deferred charges resulting from the merger. The amount is calculated as follows:

               Merger consideration paid                                                     $ 591,602
               Direct expenses                                                                  22,865
               Less:    estimated fair value of assets acquired, net of liabilities assumed    327,873
                                                                                             ---------
               Goodwill                                                                        286,594
               Capitalized financing fees                                                       13,366
                                                                                             ---------
                                                                                             $ 299,960
                                                                                             =========

       (3) Adjustment to eliminate TNP equity and record $100 million equity contribution from SW Acquisition, less preferred stock issuance costs of $6.7 million.

       (4)  Adjustment to eliminate TNP retained earnings.

       (5) Adjustment to record issuance of $100 million of senior preferred stock by ST Corp.

       (6) Adjustment to reflect issuance of debt related to the Merger as follows:


               Senior secured credit facility                                                $ 160,000
               Senior subordinated notes                                                       275,000
                                                                                             ---------
                                                                                             $ 435,000
                                                                                             =========

       (7) Reflects the net cash effect from the preceding pro forma adjustments.

       (8)  Tax effects related to certain goodwill items.

                    TNP ENTERPRISES, INC. AND SUBSIDIARIES
               PRO FORMA CONSOLIDATED STATEMENT OF INCOME (LOSS)
                   FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                  (UNAUDITED)

                                                                           Pro Forma                Pro Forma
                                                        Actual             Adjustment                Balance
                                                     -------------        -----------              ------------
                                                                         (in thousands)

Operating revenues                                   $   124,526          $        -               $   124,526
                                                     -------------        -----------              ------------

Operations and maintenance expense                        83,708                 439  (1)              84,147
Depreciation and amortization                             10,230               2,866  (2)              13,096
Income taxes                                               3,579              (4,062) (3)                (483)
Other operating expenses                                   9,570                   -                    9,570
                                                     -------------        -----------              ------------
     Total operating expenses                            107,087                (757)                (106,330)
                                                     -------------        -----------              ------------

Net operating income                                      17,439                 757                   18,196

Other income, net of taxes                                   334                   -                      334
                                                     -------------        -----------              ------------
Income before interest charges                            17,773                 757                   18,530

Interest charges                                          10,514              11,166  (4)              21,680
                                                     -------------        -----------              ------------

Net income (loss)                                          7,259             (10,409)                  (3,150)

Dividends on preferred stock and other                         5               3,320  (5)               3,325
                                                     -------------        -----------              ------------
Income (loss) applicable to common stock             $     7,254          $   (13,729)             $   (6,475)
                                                     =============        ===========              ============


                    TNP ENTERPRISES, INC. AND SUBSIDIARIES
               PRO FORMA CONSOLIDATED STATEMENT OF INCOME (LOSS)
                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                  (UNAUDITED)

                                                                           Pro Forma                Pro Forma
                                                        Actual             Adjustment                Balance
                                                     -------------        -----------              ------------
                                                                         (in thousands)

Operating revenues                                   $    118,125         $        -               $   118,125
                                                     -------------        -----------              ------------
Operations and maintenance expense                         81,197                380  (1)               81,577
Depreciation and amortization                               9,974              2,866  (2)               12,840
Income taxes                                                  712             (4,041) (3)               (3,329)
Other operating expenses                                   11,750                  -                    11,750
                                                     -------------        -----------              ------------
    Total operating expenses                              103,633               (795)                  102,838
                                                     -------------        -----------              ------------
Net operating income                                       14,492                795                    15,287

Other income, net of taxes                                    281                  -                       281
                                                     -------------        -----------              ------------
Income before interest charges                             14,773                795                    15,568

Interest charges                                           11,641             11,166  (4)               22,807
                                                     -------------        -----------              ------------
Net income (loss)                                           3,132            (10,371)                   (7,239)
Dividends on preferred stock and other                         36              3,320  (5)                3,356
                                                     -------------        -----------              ------------
Income (loss) applicable to common stock             $      3,096         $  (13,691)              $   (10,595)
                                                     =============        ===========              ============

                    TNP ENTERPRISES, INC. AND SUBSIDIARIES
               PRO FORMA CONSOLIDATED STATEMENT OF INCOME (LOSS)
                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1999
                                  (UNAUDITED)

                                                                           Pro Forma                Pro Forma
                                                        Actual             Adjustment                Balance
                                                     -------------        -----------              ------------
                                                                         (in thousands)

Operating revenues                                   $    576,150         $        -               $   576,150
                                                     -------------        -----------              ------------
Operations and maintenance expense                        386,221             (1,435) (1)              384,786
Depreciation and amortization                              39,295             11,464  (2)               50,759
Income taxes                                               19,120            (15,130) (3)                3,990
Other operating expenses                                   57,122                  -                    57,122
                                                     -------------        -----------              ------------
    Total operating expenses                              501,758             (5,101)                  496,657
                                                     -------------        -----------              ------------
Net operating income                                       74,392              5,101                    79,493

Other income, net of taxes                                   (482)                 -                      (482)
                                                     -------------        -----------              ------------
Income before interest charges                             73,910              5,101                    79,011

Interest charges                                           43,743             44,663  (4)               88,046
                                                     -------------        -----------              ------------
Net income (loss)                                          30,167            (39,562)                   (9,395)
Dividends on preferred stock and other                         19             13,280  (5)               13,261
                                                     -------------        -----------              ------------
Income (loss) applicable to common stock             $     30,186         $  (52,842)              $   (22,656)
                                                     =============        ===========              ============

     Adjustments:
        (1) Reflects pro forma TNP expenses, excluding one-time Merger expenses, as follows:

                                     Three Months Ended
                                          March 31,
                                   ----------------------    Twelve Months Ended
                                    2000           1999       December 31, 1999
                                   -------        -------    -------------------
        TNP expenses:
          Salaries and benefits    $   544        $   544      $       2,177
          Rent and utilities            96             96                384
          Miscellaneous                 29             29                116
                                   -------        -------      -------------
        Subtotal                       669            669              2,677
        One-time Merger expenses      (230)          (289)            (4,112)
                                   -------        -------      -------------
                                   $   439        $   380      $      (1,435)
                                   =======        =======      -------------

        (2) Reflects amortization of goodwill over a 25-year amortization period.

        (3) Income tax effect of pro forma adjustments, excluding non-deductible goodwill.

        (4)  Adjustment to interest expense reflects the following:

                                                                Three Months   Twelve Months
                                                                    Ended          Ended
                                                                  March 31,    December 31,
                                                                2000 and 1999      1999
                                                                -------------  -------------

Senior subordinated notes at 10.25 percent                           $  7,047       $ 28,189
Term loan at 9.21 percent                                               3,685         14,738
Fees on unused senior secured credit facility at 0.5 percent               31            124
Amortization of capitalized financing fees                                403          1,612
                                                                     --------       --------
                                                                     $ 11,166       $ 44,663
                                                                     ========       ========

        (5)  Adjustment to record estimated preferred stock dividend at 13.28%.


Note 3. Regulatory Matters

     During 1999, legislation was passed in both Texas and New Mexico that establishes retail competition for generation operations. Retail competition is currently scheduled to begin in New Mexico and Texas on January 1, 2001, and January 1, 2002, respectively. The legislation in both states contains provisions that affect TNMP's operations. The impact of those provisions will be noted as necessary in the following discussion.

 Texas

     Excess Earnings. As discussed in TNMP's 1999 Annual Report on Form 10-K, TNMP has operated since 1998 with an earnings cap that provided for excess earnings to be used, in part, to recover stranded costs. During 1998, TNMP's Transition Plan directed the method for sharing of excess earnings. In 1999, legislation was passed in Texas, which also provides for stranded cost recovery through use of earnings in excess of an allowed rate of return.

     1998 Excess Earnings. In its original 1998 earnings report filing, TNMP reported that it had not earned in excess of the 11.25% return on equity established in the Transition Plan. On May 3, 2000, the Public Utility Commission of Texas (PUCT) issued a final order resolving two issues raised by the PUCT's Office of Regulatory Affairs on August 16, 1999. The PUCT held in favor of TNMP that the effects of a 1999 refinancing should not be retroactively applied to 1998, but should be applied starting with the 1999 earnings report. However, the PUCT ordered TNMP to defer a $4.8 million purchased power dispute payment it made in 1998, and to amortize it over a four-year period, beginning in 1998 and ending in 2001. Accordingly, in March 2000 TNMP recorded a regulatory asset of $2.4 million, the unamortized balance of the $4.8 million payment and a corresponding reduction to purchased power expense.

     Based on the adjustment discussed above, TNMP earned $1.2 million more than the earnings cap for 1998. In accordance with the Transition Plan, the excess earnings will be shared equally between customer refunds and stranded cost recovery.

     1999 Excess Earnings. On March 30, 2000, TNMP filed its Annual Report pursuant to (S)39.257 of the Public Utility Regulatory Act. The Annual Report details TNMP's calculation of excess earnings under the provisions of the legislation passed in 1999. The Annual Report showed that TNMP earned $22.0 million in excess of the 10.53% return on rate base established in the legislation. That amount is $1.4 million lower than the $23.4 million TNMP had accrued for excess earnings as of December 31, 1999. The difference is attributable to the amortization of the 1998 purchased power settlement described above.

     2000 Excess Earnings. TNMP has recorded estimated excess earnings of $2.0 million for the three months ended March 31, 2000.

     Unbundled Cost of Service Filing. The legislation requires TNMP to file a rate case that will set rates for the transmission and distribution company that will provide regulated services once competition begins in 2002. On March 31, 2000, TNMP filed its Unbundled Cost of Service Filing (UCOS) with the PUCT. The filing proposes tariffs under which Retail Electric Providers (REPs) will be able to purchase transmission and distribution services after December 31, 2001 in TNMP's service area. The tariffs are based upon a projected cost of service of $150.3 million. The cost of service includes TNMP's projected reasonable and necessary expenses, and return on its transmission and distribution rate base at a 9.11% weighted average cost of capital.

     The filing also includes a proposed Competition Transition Charge (CTC), as required by the legislation. The CTC is designed to recover stranded costs related to TNMP's generation assets and purchased power contracts, as determined by a PUCT-established model. In its filing, TNMP calculated Economic Cost over Market (ECOM) in the amount of $194.4 million would remain at January 1, 2002. In addition, TNMP expects the PUCT to address certain issues related to its January 2000 Business Separation Plan filing in the UCOS.

     The PUCT has proposed a schedule for TNMP's UCOS that contemplates a settlement conference in August 2000, hearings in October 2000, if no settlement is reached, a preliminary decision in February 2001, and final orders in August 2001.

     Fuel Reconciliation. At March 31, 2000, TNMP had an under-recovered balance of fuel and the energy-related portion of purchased power costs of $24.3 million. PUCT rules require TNMP to reconcile its fuel and energy-related purchased power costs at least every three years. In June 2000, TNMP plans to file with the PUCT to recover and reconcile fuel and energy-related purchased power expenses. TNMP will request an increase to the fuel factor based on projected fuel and energy-related purchased power costs. TNMP will also request an interim surcharge to begin recovery of TNMP's under recovered costs as of March 31, 2000. Management believes the ultimate outcome of this fuel reconciliation will not have a material adverse effect on TNP's or TNMP's consolidated financial position.

 New Mexico

     1999 Rate Case. TNMP and the NMPRC Staff reached a settlement in this case, which was filed in June 1999, and have submitted the settlement to the NMPRC for approval. The settlement calls for a decrease in TNMP's base rates of $1.8 million, or 6%, effective October 1, 1999. TNMP has reserved $0.9 million related to the base rate reductions through March 31, 2000. TNMP expects the NMPRC to act on the proposed settlement during the second quarter of 2000.

     Restructuring. The New Mexico Legislature opened the state's electric power market to consumer choice with the passage of the Electric Utility Industry Restructuring Act of 1999 (the Act) in April 1999. The Act provides for the phase-in of retail choice beginning January 1, 2001, and guarantees recovery of at least 50 percent of a utility's stranded costs over a five-year period. The Act also requires utilities to disaggregate their regulated transmission and distribution business activities from their generation operations, which will be subject to competition. TNMP is required to file its plan for complying with the Act by June 1, 2000.

Note 4.  Segment and Related Information


     TNP's principal subsidiary, TNMP, has two reportable segments, Texas and New Mexico. TNP manages the segments separately to respond to the differing operational and regulatory climates in the two states.

     The following tables present information about profits, losses and assets of TNP's reportable segments (in thousands). In the tables below, "Total assets" for Texas and New Mexico includes only net utility plant. All other assets are included in All Other and Eliminations.


 Three Months Ended March 31, 2000
 ---------------------------------

                                                            All Other and
                                    Texas      New Mexico   Eliminations    Consolidated
                                    -----      ----------   ------------    ------------
 Operating revenues                $ 104,449     $ 20,063        $     14   $    124,526
 Net income (loss)                     7,106          657            (504)         7,259
 Total assets at March 31, 2000      823,261       84,349          93,080      1,000,690



 Three Months Ended March 31, 1999
 ---------------------------------
                                                            All Other and
                                    Texas      New Mexico   Eliminations    Consolidated
                                    -----      ----------   ------------    ------------
 Operating revenues                $    98,994   $  19,117       $     14   $    118,125
 Net income (loss)                       3,194         619           (681)         3,132
 Total assets at December 31, 1999     823,565      84,389         93,245      1,001,199

Note 5.  Commitments and Contingencies

 Legal Actions

     Phillips Petroleum. TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, filed on October 1, 1997 and pending in the 149th State District Court of Brazoria County, Texas. The suit, which is in the discovery stage, is based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips Petroleum Company is seeking the recovery of damages arising from the interruption and in May 1999 demanded payment in the amount of $47.1 million. TNMP's tariff approved by the PUCT contains limitations against recovery of the great majority of Phillip's alleged damages. The Texas Supreme Court, in another matter, has recently upheld the enforceability of such tariff limitations in litigation of this type; TNMP believes the ruling will operate to substantially limit any recovery by Phillips to the cost of its electrical equipment, in the event that any damages are awarded in this matter. Discovery has not sufficiently progressed to quantify any damages to Phillips' electrical equipment; however, Phillips has previously reported to the SEC that it incurred costs of approximately $2.0 million in this interruption. In May 1999, TNMP filed a Third Party Petition naming Sweeny Cogeneration Limited Partnership, the operator of cogeneration and related facilities at the Phillips refinery, as a defendant. TNMP has previously charged to earnings the deductible amount of its insurance coverage, $500,000.

     Power Resource Group. TNMP is a defendant in a suit styled Power Resource Group, Inc. v. Public Utility Commission of Texas and Texas-New Mexico Power Company, pending in the 345th District Court of Travis County, Texas. This lawsuit, which was originally filed on May 21, 1999, appeals the PUCT's dismissal of a regulatory case that Power Resource Group, Inc. (PR Group) had filed against TNMP. PR Group is a developer of electric generating plants that are intended to be qualifying cogeneration facilities. This lawsuit and the regulatory case it appeals both stem from discontinued negotiations for power supply. PR Group alleged that TNMP was required to buy power to be generated from an as-yet-unbuilt cogeneration facility. TNMP filed its original answer with the court on June 28, 1999.

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

Results Of Operations

 Overall Results

     TNP's earnings applicable to common stock were $7.3 million for the quarter ended March 31, 2000 as compared to $3.1 million for the quarter ended March 31, 1999. Since the operations of TNMP (the principal subsidiary) currently represent most of TNP's operations, the following discussion focuses on TNMP's operations unless noted otherwise.

     Under legislation passed in 1999, TNMP's earnings on its Texas operations are capped at a 10.53% return on rate base adjusted for discounted rates to industrial customers, which are expected to be approximately $2.0 million in 2000. TNMP will apply Texas earnings in excess of the cap to recover its stranded costs. During the first quarter of 2000, TNMP recorded pre-tax excess earnings of $2.0 million ($1.2 million after tax). That amount included an adjustment to the excess earnings recorded in 1998 and 1999 due to the resolution of a purchased power dispute discussed in Note 3 - 1998 Excess Earnings.

     TNMP's earnings applicable to common stock were $7.8 million for the quarter ended March 31, 2000 as compared to $3.8 million for the quarter ended March 31, 1999. The $4.0 million increase is attributable to the factors listed below (in millions):

      Changes in base revenues                                      $    1.5
      Non-pass through purchased power and fuel expense                  2.7
      Transmission expenses                                              1.1
      Other operating expenses                                          (1.7)
      Charge for recovery of stranded plant                              2.1
      Interest                                                           1.0
      All other (including income tax effects on the items above)       (2.7)
                                                                    --------
                                                                    $    4.0
                                                                    ========

Operating Revenues

     The following table summarizes the components of base revenues (in thousands).
                                             Three Months Ended March 31,
                                             -----------------------------
                                                                 Increase
                                               2000      1999   (Decrease)
                                             --------  --------  ---------
     Operating revenues                      $124,512  $118,111     $6,401

     Pass-through expenses                     47,895    43,033      4,862
                                             --------  --------  ---------

     Base revenues                           $ 76,617  $ 75,078     $1,539
                                             ========  ========  =========

     Pass-through expenses in Texas include fuel and the energy-related portion of purchased power. In New Mexico, pass-through expenses include all purchased power costs. Details of pass-through expenses are discussed under "Results of Operations -- Operating Expenses."

     The following table summarizes the components of the change in base revenues for the three months ended March 31, 2000 compared to the same period in 1999 (in thousands).

      Base revenue
      -------------
      Weather related                                          $ 1,871
      Customer growth                                              882
      Price/sales mix (primarily base rate reductions)          (2,418)
      Transmission revenue                                       1,342
      Other                                                       (138)
                                                               -------
          Base revenue increase                                $ 1,539
                                                               =======

     Current quarter base revenue increased $1.5 million, or 2.0%, compared to the corresponding 1999 period. The increase resulted from higher weather-related sales in the residential and commercial classes, higher transmission revenues, and growth in the number of residential and commercial customers. These increases were offset in part by a rate reduction in Texas pursuant to the Transition Plan.

     Transmission revenues increased due to a change in the method of allocating Texas transmission costs that the PUCT approved as of September 1, 1999. The PUCT adopted the new method to comply with the restructuring legislation passed in 1999 as discussed in Note 3.

     Effective January 1, 2000, TNMP implemented base rate reductions of 3% and 1% for residential and commercial customers, respectively, under the terms of a Declaratory Order issued by the PUCT on December 6, 1999. Similar rate reductions will take effect January 1, 2001.

     The following table summarizes the components of gigawatt-hour (GWH) sales.

                            Three Months Ended March 31,
                           -----------------------------
                                                Increase
                            2000       1999    (Decrease)
                           ------     ------  -----------
     GWH sales:
     ---------
     Residential             503        492         11
     Commercial              433        402         31
     Industrial:
      Firm                   130        112         18
      Economy              1,023      1,044        (21)
     Power marketing          68         22         46
     Other                    23         26         (3)
                           -----      -----        ---
        Total GWH sales    2,180      2,098         82
                           =====      =====        ===

     Current quarter sales of 2,180 GWHs increased by 82 GWHs (or 3.9%) as compared to the corresponding 1999 period. The increase resulted from higher off-system sales, higher weather-related sales in the commercial and residential classes, and growth in the number of commercial and residential customers. Although weather in the first quarter of 2000 was below normal, it was not as mild as weather in the first quarter of 1999.

 Operating Expenses

     TNMP incurred operating expenses of $106.5 million in the quarter ended March 31, 2000, an increase of $3.4 million over the amount incurred during the corresponding period of 1999. The increase reflects higher costs for purchased power, fuel, and other operating expenses partially offset by lower transmission expenses and lower charges for recovery of stranded plant.

 Purchased Power and Fuel Expenses

     The following table summarizes the components of TNMP's purchased power and fuel expenses (in thousands).

                                                 Three Months Ended March 31,
                                              -------------------------------
                                                                    Increase
                                               2000       1999     (Decrease)
                                              ------     ------    ----------
     Purchased power and fuel expenses:
      Pass through expenses:
       Purchased power                     $  39,411  $  36,071      $ 3,340
       Fuel                                    8,484      6,962        1,522
                                           ---------  ---------      -------
                                              47,895     43,033        4,862
                                           ---------  ---------      -------
      Non-pass through expenses
       Texas demand purchased power           11,215     14,092       (2,877)
       Other fuel costs                          440        247          193
                                           ---------  ---------      -------
                                              11,655     14,339       (2,684)
                                           ---------  ---------      -------
     Total purchased power and fuel        $  59,550  $  57,372      $ 2,178
                                           =========  =========      =======

     In the first quarter of 2000, purchased power and fuel expenses increased $2.2 million from the level incurred during the first quarter of 1999. Pass-through expenses increased $4.9 million, reflecting increased purchases caused by higher sales and price increases in New Mexico. Non pass-through expenses decreased $2.7 million due to the deferral of a 1998 payment made to resolve a billing dispute as described in Note 3 - 1998 Excess Earnings.

 Transmission Expenses

     Transmission expenses decreased by $1.1 million in the first quarter of 2000 compared to the corresponding period in 1999, due to the change in cost allocation described in "Operating Revenues," above.

 Other Operating Expenses

     Other operating expenses for the current quarter were $1.7 million higher than in the same quarter of 1999. This increase is primarily due to higher payroll costs and a payment to the Texas Department of Housing for programs to assist low-income customers.

 Charge for Recovery of Stranded Plant

     Charge for recovery of stranded plant decreased $2.1 million in the first quarter of 2000 compared to the same period in 1999. During the first quarter of 2000, TNMP recorded pre-tax excess earnings of $1.6 million. In the first quarter of 1999, TNMP recorded $3.7 million of additional depreciation under the Transition Plan.

 Interest Expense

     Interest charges decreased by $1.0 million due to TNMP's January 1999 issuance of $175 million of 6.25% senior notes, which replaced $130 million of 12.5% secured debentures, and due to reduced debt levels of the credit facilities, and lower amortization of debt related expenses.

Financial Condition

 TNMP Liquidity

     The main sources of liquidity for TNMP are cash flow from operations and borrowings from its credit facility. TNMP's cash flow from operations was $6.5 million lower for the first quarter of 2000 as compared to the first quarter of 1999 due to lower receipts from customers, resulting from base rate reductions in Texas, and the timing of the first interest payment on TNMP's 6.25% senior notes.

     As discussed in Note 2, due to the change in control of TNMP resulting from the Merger, TNMP has made a tender offer to purchase its Series U first mortgage bonds and Series A Secured Debentures at a price of 101% of par. TNMP has the ability to borrow up to $240 million from a backstop credit facility to refinance any debt that must be redeemed as a result of this tender offer.

     TNMP has $100 million of 9.25% Series U first mortgage bonds that mature in September 2000. To the extent that the bonds are not purchased under the tender offer described above, TNMP expects to establish a new credit facility in an amount sufficient to refinance the bonds.

     TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations, the backstop credit facility described above and periodic borrowings under its revolving credit facility should be sufficient to meet working capital requirements at least through 2000.

 TNP Liquidity

     TNP's main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of TNMP and the distribution of those earnings in the form of cash dividends, as well as tax payments from TNMP due under a tax sharing agreement between TNP and TNMP. TNP has a $25 million revolving credit facility that will be used to provide working capital and meet other requirements. The revolving credit facility was put in place at the time of the Merger. As of the date of the Merger, TNP had not borrowed against the revolving credit facility, and the entire $25 million was available to TNP.

     Cash dividends from TNMP to TNP are limited by restrictions included in TNMP's debt indentures and bank agreements. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP's ability to pay cash dividends to TNP.

     During the first quarter of 2000, TNP's cash flow from operations was $1.7 million lower than in the first quarter of 1999 due to TNMP's lower cash flow from operations as discussed above, offset by reduced expenditures for non-regulated activities.

     Management believes that dividends from TNMP, payments from TNMP under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP's working capital requirements at least through 2000.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings.

         See Note 5 for information regarding material legal proceedings.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits

     The following exhibits are filed with this report:

   3(a)(i)    Amended and Restated Articles of Incorporation of TNP Enterprises,
              Inc.

   3(a)(ii)   Amended and Restated Bylaws of TNP Enterprises, Inc.

   3(b)(i) Amended and Restated Articles of Incorporation of Texas-New Mexico Power Company

   3(b)(ii)   Amended and Restated Bylaws of Texas-New Mexico Power.

   3(a)(iii)  Articles of Merger of ST Acquisition Corp. with and into TNP
              Enterprises, Inc.

   4(a)(i) Statement of Resolutions Establishing Two Series of Shares of ST Acquisition Corp., relating to Senior Redeemable Preferred Stock, Series A and Series B.

   4(a)(ii) Share Registration Rights Agreement dated as of April 7, 2000 by and among ST Acquisition, Corp., as Issuer, and CIBC Inc., CIBC World markets Corp., Chase Securities Inc., Continental Casualty Company and Laurel Hill Capital Partners LLC, as Purchasers, relating to 100,000 shares of Senior Redeemable Preferred Stock, $1,000 Liquidation Preference per Share.

   4(a)(iii)  Assumption Agreement by TNP Enterprises, Inc. dated April 7, 2000.

   4(b)(i) Registration Rights Agreement Dated as of April 7, 2000 by and among ST Acquisition Corp, as Issuer, and CIBC World Markets Corp., Chase Securities, Inc., and Barclays Capital, Inc., as Initial Purchasers, relating to 10.25% Senior Subordinated Notes Due 2010.

   4(b)(ii)   Assumption Agreement by TNP Enterprises, Inc. dated April 7, 2000.

   27(a)      Financial Data Schedule for TNP.

   27(b)      Financial Data Schedule for TNMP.

(b)  Reports on Form 8-K:

      TNP filed a report on Form 8-K dated April 21, 2000, to disclose the closing of the Merger.

      TNP filed a report on Form 8-K dated May 2, 2000, to disclose the termination of Arthur Andersen, LLP, and the appointment of Deloitte & Touche, LLP, as its independent accountants effective April 25, 2000.

Statement Regarding Forward Looking Information

     The discussions in this document that are not historical facts, including, but not limited to, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition enacted by our legislators and regulators; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP's and TNMP's businesses; insurance coverage available for claims made in litigation; the effect of a Texas Supreme Court decision on the limitations of any actual damages awarded in currently ongoing litigation; future acquisitions or strategic partnerships; general business and economic conditions, and price fluctuations in the electric power market; our ability to market preferred stock to replace the bridge preferred stock; and other factors described from time to time in TNP's and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                    TNP ENTERPRISES, INC. AND SUBSIDIARIES
                TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


(Registrant)                    TNP ENTERPRISES, INC.


Date: May 12, 2000              By \s\ THEODORE A. BABCOCK
                                   -----------------------
                                    Theodore A. Babcock
                                    Chief Financial Officer


                                TEXAS-NEW MEXICO POWER COMPANY


Date: May 12, 2000              By \s\ MANJIT S. CHEEMA
                                   --------------------
                                    Manjit S. Cheema
                                    Senior Vice President and Chief Financial
                                    Officer


Date: May 12, 2000              By \s\ SCOTT FORBES
                                   ----------------
                                    Scott Forbes
                                    Chief Accounting Officer