Form 10-Q
period 2000-09-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2000-10-26
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

                         (Mark One)

(X)     COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

Or

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

____________________________________________________________________________________________________

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

____________________________________________________________________________________________________

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
Combined Quarterly Report on Form 10-Q for the period ended September 30, 2000

     This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

TNP Enterprises, Inc. (TNP) and Subsidiaries:
Consolidated Statements of Income
Three Month Periods Ended September 30, 2000, and 1999	3

Consolidated Statements of Income
Nine Month Periods Ended September 30, 2000, and 1999	4

Consolidated Statements of Cash Flows
Nine Month Periods Ended September 30, 2000, and 1999	5

Consolidated Balance Sheets
September 30, 2000, and December 31, 1999	6

Texas-New Mexico Power Company (TNMP) and Subsidiaries:
Consolidated Statements of Income
Three and Nine Month Periods Ended September 30, 2000, and 1999	7

Consolidated Statements of Cash Flows
Nine Month Periods Ended September 30, 2000, and 1999	8

Consolidated Balance Sheets
September 30, 2000, and December 31, 1999	9

Notes to Consolidated Financial Statements	10

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.	16

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.	22

Item 6. Exhibits and Reports on Form 8-K.	22
(a) Exhibit Index	22
(b) Reports on Form 8-K	22

Statement Regarding Forward Looking Information	22

Signature page	23

____________________________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

		Predecessor
		____________________
	Three Months Ended	Three Months Ended
	September 30, 2000	September 30, 1999
	___________________	____________________
	(In thousands)

OPERATING REVENUES	$ 203,666	$ 190,570
	_______________________	__________________________
OPERATING EXPENSES:
Purchased power and fuel	107,319	92,081
Other operating and maintenance	25,008	27,959
Depreciation and amortization	13,261	9,688
Charge for recovery of stranded plant	10,521	17,264
Taxes other than income taxes	10,513	9,627
Income taxes	5,958	8,340
	_______________________	__________________________
Total operating expenses	172,580	164,959
	_______________________	__________________________
NET OPERATING INCOME	31,086	25,611
	_______________________	__________________________
OTHER INCOME:
Other income and deductions, net	768	428
Income taxes	(220)	(2)
	_______________________	__________________________
Other income, net of taxes	548	426
	_______________________	__________________________
INCOME BEFORE INTEREST CHARGES	31,634	26,037
	_______________________	__________________________
INTEREST CHARGES:
Interest on long-term debt	19,341	9,298
Other interest and amortization of debt-related costs	1,726	1,692
	_______________________	__________________________
Total interest charges	21,067	10,990
	_______________________	__________________________

NET INCOME	10,567	15,047
Dividends on preferred stock and other	3,754	25
	_______________________	__________________________
INCOME APPLICABLE TO COMMON STOCK	$ 6,813	$ 15,022
	_______________________	__________________________
	_______________________	__________________________

The accompanying notes are an integral part of these consolidated financial statements.

-3-

_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

		Predecessor
		_________________________________________
	Six Months Ended	Three Months Ended	Nine Months Ended
	September 30, 2000	March 31, 2000	September 30, 1999
	_____________________	_____________________	_____________________
	(In thousands)

OPERATING REVENUES	$ 359,597	$ 124,526	$ 452,722
	_____________________	_____________________	_____________________
OPERATING EXPENSES:
Purchased power and fuel	188,633	59,550	216,435
Other operating and maintenance	50,711	29,398	80,392
Depreciation and amortization	26,236	10,230	29,175
Charge for recovery of stranded plant	13,917	1,629	22,917
Taxes other than income taxes	19,655	7,941	25,912
Income taxes	7,353	1,745	15,613
	_____________________	_____________________	_____________________
Total operating expenses	306,505	110,493	390,444
	_____________________	_____________________	_____________________
NET OPERATING INCOME	53,092	14,033	62,278
	_____________________	_____________________	_____________________
OTHER INCOME:
Other income and deductions, net	1,096	465	1,367
Income taxes	(296)	(131)	296
	_____________________	_____________________	_____________________
Other income, net of taxes	800	334	1,663
	_____________________	_____________________	_____________________
INCOME BEFORE INTEREST CHARGES	53,892	14,367	63,941
	_____________________	_____________________	_____________________
INTEREST CHARGES:
Interest on long-term debt	38,958	9,626	29,210
Other interest and amortization of debt-related costs	3,835	888	4,149
	_____________________	_____________________	_____________________
Total interest charges	42,793	10,514	33,359
	_____________________	_____________________	_____________________
NET INCOME	11,099	3,853	30,582
Dividends on preferred stock and other	7,068	5	(33)
	_____________________	_____________________	_____________________
INCOME APPLICABLE TO COMMON STOCK	$ 4,031	$ 3,848	$ 30,615
	_____________________	_____________________	_____________________
	_____________________	_____________________	_____________________

The accompanying notes are an integral part of these consolidated financial statements.

-4-

_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

		Predecessor
		____________________________________
	Six	Three	Nine
	Months Ended	Months Ended	Months Ended
	September 30, 2000	March 31, 2000	September 30, 1999
	_________________	_______________	_________________
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 324,404	$ 102,091	$ 412,894
Purchased power and fuel costs paid	(170,318)	(63,613)	(221,142)
Cash paid for payroll and to other suppliers	(46,568)	(24,234)	(68,362)
Interest paid, net of amounts capitalized	(24,401)	(14,690)	(31,126)
Income taxes (paid) refunded	(1,819)	5,500	414
Other taxes paid	(10,721)	(17,089)	(28,047)
Other operating cash receipts and payments, net	41	147	99
	_________________	_________________	_________________
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	70,618	(11,888)	64,730
	_________________	_________________	_________________
CASH FLOWS FROM INVESTING ACTIVITIES:
Merger costs, net of cash acquired	(605,145)	-	-
Additions to utility plant	(20,954)	(9,200)	(31,285)
Withdrawals from escrow account	-	-	1,952
Proceeds from other investments	702	-	-
	_________________	_________________	_________________
NET CASH USED IN INVESTING ACTIVITIES	(625,397)	(9,200)	(29,333)
	_________________	_________________	_________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	(1,844)	(3,926)	(11,729)
Borrowings from (repayments to) revolving credit facilities - net	8,000	21,000	(62,000)
Issuances:
TNP senior subordinated notes	275,000	-	-
TNP term loan	160,000	-	-
TNMP senior notes, net of discount	-	-	174,164
TNMP backstop facility	203,000	-	-
TNP preferred stock, net of discount	99,000	-	-
TNP common stock	100,000	1,202	4,168
Financing costs	(21,721)	-	(1,580)
Redemptions:
TNMP secured debentures	(140,000)	-	(130,000)
TNMP first mortgage bonds	(100,000)	-	-
TNP term loan	(800)	-	-
TNMP preferred stock, net of gain	(1,534)	(117)	(1,100)
	_________________	_________________	_________________
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	579,101	18,159	(28,077)
	_________________	_________________	_________________
NET CHANGE IN CASH AND CASH EQUIVALENTS	24,322	(2,929)	7,320
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	14,456	12,216
	_________________	_________________	_________________
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 24,322	$ 11,527	$ 19,536
	_________________	_________________	_________________
	_________________	_________________	_________________
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$ 11,099	$ 3,853	$ 30,582
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	26,236	10,230	29,175
Charge for recovery of stranded plant	13,917	1,629	22,917
Purchased power settlement adjustment	-	(2,425)	-
Amortization of debt-related costs			6,408
and other deferred charges	3,877	957
Allowance for funds used during construction	(241)	(82)	(735)
Deferred income taxes	1,554	2,541	(3,486)
Investment tax credits	(1,522)	(401)	4,688
Deferred purchased power and fuel costs	(15,302)	(2,535)	(18,838)

Cash flows impacted by changes in current assets and liabilities:
Accounts payable	16,913	(2,740)	1,573
Accrued interest	14,834	(4,990)	(1,603)
Accrued taxes	15,180	(3,825)	12,110
Reserve for customer refunds	1,035	838	(10,723)
Changes in other current assets and liabilities	(13,752)	(15,320)	2,838
Other, net	(3,210)	382	(10,176)
	_________________	_________________	_________________
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 70,618	$ (11,888)	$ 64,730
	_________________	_________________	_________________
	_________________	_________________	_________________

The accompanying notes are an integral part of these consolidated financial statements.

-5-

_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

			Predecessor
			______________
	September 30, 2000		December 31,
	(Unaudited)		1999
	______________		_____________
		(In thousands)
ASSETS

UTILITY PLANT:
Electric plant	$ 655,806		$ 1,288,104
Construction work in progress	5,465		2,501
	___________________		______________
Total	661,271		1,290,605
Less accumulated depreciation	15,855		382,627
	___________________		______________
Net utility plant	645,416		907,978
	___________________		______________
OTHER PROPERTY AND INVESTMENTS, at cost	3,636		4,243
	___________________		______________
CURRENT ASSETS:
Cash and cash equivalents	24,322		14,456
Accounts receivable	15,290		8,384
Inventories, at lower of average cost or market:
Fuel	445		575
Materials and supplies	3,820		3,834
Other current assets	2,892		939
	___________________		______________
Total current assets	46,769		28,188
	___________________		______________
LONG-TERM AND OTHER ASSETS:
Goodwill	282,845		-
Recoverable stranded costs	268,151		19,256
Deferred purchased power and fuel costs	39,634		21,797
Deferred charges	27,685		19,737
	___________________		______________
Total long-term and other assets	618,315		60,790
	___________________		______________
	$ 1,314,136		$ 1,001,199
	___________________		______________
	___________________		______________
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholders' equity:
Common stock, no par value per share - Authorized 1,000,000 and
50,000,000 shares, issued 100 and 13,416,556 shares	$ 100,000		$ 196,685
Other paid-in-capital	(3,334)		-
Retained earnings	4,031		130,425
	___________________		______________
Total common shareholders' equity	100,697		327,110
Redeemable cumulative preferred stock	100,474		1,664
Long-term debt, less current maturities	606,906		340,244
	___________________		______________
Total capitalization	808,077		669,018
	___________________		______________
CURRENT LIABILITIES:
Current maturities of long-term debt	259,600		100,000
Accounts payable	34,473		20,300
Accrued interest	18,264		8,420
Accrued taxes	24,173		12,818
Customers' deposits	4,077		3,786
Accumulated deferred income taxes	10,703		7,543
Reserve for customer refunds	2,555		682
Other current liabilities	8,700		29,720
	___________________		______________
Total current liabilities	362,545		183,269
	___________________		______________
LONG-TERM AND OTHER LIABILITIES:
Regulatory tax liabilities	6,433		6,633
Accumulated deferred income taxes	97,981		97,196
Accumulated deferred investment tax credits	22,776		23,978
Deferred credits	16,324		21,105
	___________________		______________
Total long-term and other liabilities	143,514		148,912
	___________________		______________
COMMITMENTS AND CONTINGENCIES (Note 6)	___________________		______________
	$ 1,314,136		$ 1,001,199
	___________________		______________
	___________________		______________

The accompanying notes are an integral part of these consolidated financial statements.

-6-

_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	_________________________________		_____________________________
	2000	1999	2000	1999
	_________________________________		_____________________________
	(In thousands)

OPERATING REVENUES	$ 203,694	$ 190,554	$ 484,123	$ 452,678
	_________________	________________	_______________	_____________
OPERATING EXPENSES:
Purchased power and fuel	107,318	92,081	248,182	216,435
Other operating and maintenance	23,857	25,386	71,557	74,730
Depreciation of utility plant	10,378	9,688	30,889	29,175
Charge for recovery of stranded plant	10,521	17,264	15,546	22,917
Taxes other than income taxes	10,188	9,498	26,916	25,549
Income taxes	10,582	9,620	19,996	18,204
	_________________	________________	_______________	_____________
Total operating expenses	172,844	163,537	413,086	387,010
	_________________	________________	_______________	_____________
NET OPERATING INCOME	30,850	27,017	71,037	65,668
	_________________	________________	_______________	_____________
OTHER INCOME:
Other income and deductions, net	599	352	1,127	1,451
Income taxes	(213)	(2)	(420)	230
	_________________	________________	_______________	_____________
Other income, net of taxes	386	350	707	1,681
	_________________	________________	_______________	_____________
INCOME BEFORE INTEREST CHARGES	31,236	27,367	71,744	67,349
	_________________	________________	_______________	_____________
INTEREST CHARGES:
Interest on long-term debt	8,413	9,107	27,340	28,622
Other interest and amortization of debt-related costs	1,314	1,692	3,929	4,149
	_________________	________________	_______________	_____________
Total interest charges	9,727	10,799	31,269	32,771
	_________________	________________	_______________	_____________
NET INCOME	21,509	16,568	40,475	34,578
Dividends on preferred stock and other	15	25	38	(33)
	_________________	________________	_______________	_____________
INCOME APPLICABLE TO COMMON STOCK	$ 21,494	$ 16,543	$ 40,437	$ 34,611
	_________________	________________	_______________	_____________
	_________________	________________	_______________	_____________

The accompanying notes are an integral part of these consolidated financial statements.

-7-

_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	__________________________________
	2000	1999
	__________________________________
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 425,717	$ 409,929
Purchased power and fuel costs paid	(233,931)	(221,142)
Cash paid for payroll and to other suppliers	(60,858)	(55,775)
Interest paid, net of amounts capitalized	(32,145)	(30,556)
Income taxes paid	(3,343)	(9,535)
Other taxes paid	(26,934)	(27,484)
Other operating cash receipts and payments, net	(247)	(5)
	_______________	_______________
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,259	65,432
	_______________	_______________
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(30,115)	(31,104)
Withdrawal from escrow account	-	1,903
Proceeds from other investments	102	-
	_______________	_______________
CASH FLOWS USED IN INVESTING ACTIVITIES	(30,013)	(29,201)
	_______________	_______________
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	(24,554)	(25,082)
Borrowings from (repayments to) revolving credit facilities - net	29,000	(53,000)
Issuances:
Senior notes, net of discount	-	174,164
Backstop facility	203,000	-
Deferred expenses associated with financings	(3,048)	(1,580)
Redemptions:
Secured debentures	(140,000)	(130,000)
First mortgage bonds	(100,000)	-
Preferred stock, net of gain	(1,651)	(1,100)
	_______________	_______________
NET CASH USED IN FINANCING ACTIVITIES	(37,253)	(36,598)
	_______________	_______________
NET CHANGE IN CASH AND CASH EQUIVALENTS	993	(367)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,002	7,977
	_______________	_______________
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 4,995	$ 7,610
	_______________	_______________
	_______________	_______________
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$ 40,475	$ 34,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of utility plant	30,889	29,175
Charge for recovery of stranded plant	15,546	22,917
Purchased power settlement adjustment	(2,425)	-
Amortization of debt-related costs and other deferred charges	4,039	6,408
Allowance for funds used during construction	(323)	(735)
Deferred income taxes	8,395	(1,199)
Investment tax credits	(1,202)	4,632
Deferred purchased power and fuel costs	(17,837)	(18,838)

Cash flows impacted by changes in current assets and liabilities:
Accounts payable	14,222	2,346
Accrued interest	(4,453)	(1,621)
Accrued taxes	10,488	4,375
Reserve for customer refunds	1,873	(10,723)
Changes in other current assets and liabilities	(29,009)	6,123
Other, net	(2,419)	(12,006)
	_______________	_______________
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 68,259	$ 65,432
	_______________	_______________
	_______________	_______________

The accompanying notes are an integral part of these consolidated financial statements.

-8-

________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS

	September 30, 2000	December 31,
	(Unaudited)	1999
	_________________	________________
	(In thousands)
ASSETS

UTILITY PLANT:
Electric plant	$ 1,310,416	$ 1,288,080
Construction work in progress	5,465	2,501
	_________________	___________________
Total	1,315,881	1,290,581
Less accumulated depreciation	407,336	382,627
	_________________	___________________
Net utility plant	908,545	907,954
	_________________	___________________
OTHER PROPERTY AND INVESTMENTS, at cost	206	213
	_________________	___________________
CURRENT ASSETS:
Cash and cash equivalents	4,995	4,002
Accounts receivable	14,031	6,347
Inventories, at lower of average cost or market:
Fuel	445	575
Materials and supplies	3,820	3,834
Other current assets	2,622	660
	_________________	___________________
Total current assets	25,913	15,418
	_________________	___________________
LONG-TERM AND OTHER ASSETS:
Recoverable stranded costs	4,960	19,256
Deferred purchased power and fuel costs	39,634	21,797
Deferred charges	16,898	19,757
	_________________	___________________
Total long-term and other assets	61,492	60,810
	_________________	___________________
	$ 996,156	$ 984,395
	_________________	___________________
	_________________	___________________
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholder's equity:
Common stock, $10 par value per share
Authorized 12,000,000 shares; issued 10,705 shares	$ 107	$ 107
Other paid-in-capital	222,149	222,149
Retained earnings	106,239	90,302
	_________________	___________________
Total common shareholder's equity	328,495	312,558
Redeemable cumulative preferred stock	-	1,664
Long-term debt, less current maturities	174,307	340,244
	_________________	___________________
Total capitalization	502,802	654,466
	_________________	___________________
CURRENT LIABILITIES:
Current maturities of long-term debt	258,000	100,000
Accounts payable	34,296	20,074
Accrued interest	3,935	8,388
Accrued taxes	24,677	14,189
Customers' deposits	4,077	3,786
Accumulated deferred income taxes	11,222	8,434
Reserve for customer refunds	2,555	682
Other current liabilities	8,217	28,015
	_________________	___________________
Total current liabilities	346,979	183,568
	_________________	___________________
LONG-TERM AND OTHER LIABILITIES:
Regulatory tax liabilities	6,433	6,633
Accumulated deferred income taxes	100,973	95,165
Accumulated deferred investment tax credits	22,776	23,978
Deferred credits	16,193	20,585
	_________________	___________________
Total long-term and other liabilities	146,375	146,361
	_________________	___________________
COMMITMENTS AND CONTINGENCIES (Note 6)
	$ 996,156	$ 984,395
	_________________	___________________
	_________________	___________________

The accompanying notes are an integral part of these consolidated financial statements.

-9-

TNP Enterprises Inc. and Subsidiaries (TNP)
Texas-New Mexico Power Company and Subsidiaries (TNMP)
Notes to Consolidated Financial Statements

Note 1. Interim Financial Statements

     The interim consolidated financial statements of TNP and subsidiaries, and TNMP and subsidiaries, are unaudited, and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP's and TNMP's 1999 Combined Annual Report on Form 10-K.

     Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholders' equity.

Note 2. Acquisition and Basis of Accounting

     On April 7, 2000, pursuant to an Agreement and Plan of Merger dated May 24, 1999, between TNP, ST Acquisition Corp. (ST Corp.) and SW Acquisition, L.P. (SW Acquisition), the parent of ST Corp., ST Corp. merged with and into TNP, the parent of TNMP (the Merger). TNP is the surviving corporation in the Merger. SW Acquisition now holds all outstanding common stock of TNP. Upon closing, each outstanding share of TNP's common stock that was outstanding at the effective time of the merger was automatically converted into the right to receive $44.00 in cash. Prior to the merger, TNP common stock was traded on the New York Stock Exchange. As a result of the Merger, TNP is no longer publicly held.

     SW Acquisition and ST Corp. funded the merger using a combination of debt and equity financing. SW Acquisition contributed $100 million in equity funding to ST Corp. ST Corp. secured financing for the merger through sales of debt and equity securities as discussed in Note 4.

     The Merger was accounted for under the purchase method of accounting, as prescribed in Accounting Principles Board Opinion No. 16, "Business Combinations" (APB 16). Accordingly, TNP allocated the purchase price of approximately $616.7 million to the acquired assets and assumed liabilities based on their fair values and recorded the unallocated amount of approximately $288.4 million as goodwill. For convenience, purchase accounting has been applied as of April 1, 2000. The consolidated financial statements of TNP for the periods ended before April 1, 2000, were prepared using TNP's historical basis of accounting and are designated as "predecessor." Predecessor TNP's Consolidated Statement of Income for the three months ended March 31, 2000, includes a net-of-tax charge of approximately $3.4 million for pre-merger severance and retirement benefits recorded between April 1, 2000, and April 7, 2000. The comparability of the financial position and operating results of the predecessor and the periods subsequent to the merger are affected by the purchase accounting adjustments including the revaluation of TNP One (discussed hereinafter) and amortization of goodwill over a period of twenty-five years.

     If the Merger had occurred at the beginning of the nine-month periods ended September 30, 2000 and 1999, the pro forma loss applicable to common stock would have been approximately $(6.6) million and $(9.9) million, respectively, as compared to TNP's reported income applicable to common stock of $7.9 million and $30.6 million for the nine-month periods ended September 30, 2000 and 1999, respectively. However, these results are not necessarily indicative of the results which would have been obtained had the Merger actually taken place on the dates indicated.

     Amounts shown in the consolidated financial statements of TNMP continue to present the financial position and results of operations based on historical cost.

     The assets of TNP, with the exception of TNP One, its sole generating plant, are accounted for under the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." Based on the regulated nature of the business in which these assets are employed, the historical cost of these assets is equal to their fair value.

     As discussed in TNP's 1999 Annual Report on Form 10-K, TNP One is no longer accounted for under the provisions of SFAS 71. During the second quarter of 2000, TNP, with the assistance of an independent third party, preliminarily estimated the fair market value of TNP One to be approximately $166.3 million. The difference between the fair market value of TNP One and its book value is recoverable from TNMP's transmission and distribution customers under the provisions of the Texas Senate Bill 7, which established retail competition for generation operations. Accordingly, TNP recorded a regulatory asset for recoverable stranded costs associated with TNP One of approximately $265.6 million.

____________________________________________________________________________________________________

     The estimate of TNP One's fair market value is dependent on a number of assumptions, including the future price of energy, and the future supply and demand for electricity. For example, sustained increases in the market price of natural gas would increase the fair market value of TNP One. The amounts discussed above are the result of the initial assessment of the fair values of TNP's assets and liabilities. The process of determining the fair values of TNP's assets and liabilities continues, and the final results will not be completed until certain information about pre-acquisition contingencies is fully assessed. The most significant items to be finalized include the appropriate value to assign to TNP One and the appropriate amount of regulatory assets to record for stranded cost recovery allowed under Texas Senate Bill 7.

Note 3.     Regulatory Matters

     During 1999, legislation was passed in both Texas and New Mexico that establishes retail competition for generation operations. Retail competition is scheduled to begin in both New Mexico and Texas on January 1, 2002. The legislation in both states contains provisions that affect TNMP's operations, as discussed below.

     Texas

     Excess Earnings. As discussed in TNMP's 1999 Annual Report on Form 10-K, TNMP has operated since 1998 with an earnings cap that provided for excess earnings to be used primarily to recover stranded costs. During 1998, TNMP's Transition Plan directed the method for sharing of excess earnings. In 1999, legislation was passed in Texas, which also provides for stranded cost recovery through use of earnings in excess of an allowed rate of return.

     1998 Excess Earnings. In its original 1998 earnings report filing, TNMP reported that it had not earned in excess of the 11.25% return on equity established in the Transition Plan. On May 3, 2000, the Public Utility Commission of Texas (PUCT) issued a final order resolving two issues raised by the PUCT's Office of Regulatory Affairs (ORA) on August 16, 1999. The PUCT held in favor of TNMP that the effects of a 1999 refinancing should not be retroactively applied to 1998, but should be applied starting with the 1999 earnings report. However, the PUCT ordered TNMP to defer a $4.8 million purchased power dispute payment it made in 1998, and to amortize it over a four-year period, beginning in 1998 and ending in 2001. Accordingly, in March 2000 TNMP recorded a regulatory asset of $2.4 million, the unamortized balance of the $4.8 million payment and a corresponding reduction to purchased power expense.

     Based on the adjustment discussed above, TNMP earned $1.2 million more than the earnings cap for 1998. In accordance with the Transition Plan, the excess earnings will be shared equally between customer refunds and stranded cost recovery.

     1999 Excess Earnings.     On March 30, 2000, TNMP filed its Annual Report pursuant to Section 39.257 of the Public Utility Regulatory Act. The Annual Report details TNMP's calculation of excess earnings under the provisions of the legislation passed in 1999. The Annual Report showed that TNMP earned $22.0 million in excess of the 10.53 percent return on rate base established in the legislation. That amount is $1.4 million lower than the $23.4 million TNMP had accrued for excess earnings as of December 31, 1999. The difference is attributable to the amortization of the 1998 purchased power settlement described above. On September 26, 2000, ORA filed a notice with the PUCT that it disagreed with TNMP's calculation of excess earnings in the 1999 Annual Report by $0.6 million. Representatives of TNMP and ORA met to discuss the Annual Report on October 24, 2000. Management believes that the dispute with the 1999 Annual Report will be resolved with no material changes to its original calculation.

     2000 Excess Earnings.     TNMP has recorded estimated excess earnings of $10.5 million and $16.2 million for the three and nine months ended September 30, 2000, respectively.

     Unbundled Cost of Service Filing.     The legislation required TNMP to file a rate case that will set rates for the transmission and distribution company that will provide regulated services once competition begins in 2002. On March 31, 2000, TNMP filed its Unbundled Cost of Service Filing (UCOS) with the PUCT. The filing proposed the rates at which TNMP's customers would purchase transmission and distribution services after December 31, 2001, in TNMP's service area. The proposed rates were based upon a projected cost of service of $150.3 million. The cost of service included TNMP's projected reasonable and necessary expenses, and return on its transmission and distribution rate base at a 9.11 percent weighted average cost of capital.

____________________________________________________________________________________________________

     The filing also included a proposed Competition Transition Charge (CTC), as required by the legislation. The CTC is designed to recover stranded costs (Economic Cost over Market or ECOM) related to TNMP's generation assets and purchased power contracts, as determined by a PUCT-established model. In its filing, TNMP calculated that ECOM in the amount of $194.4 million would remain at January 1, 2002. The legislation allows securitization based on the level of ECOM. Although the PUCT will make an initial determination of ECOM, the actual amount of ECOM will be determined through market-based mechanisms, such as the sale of TNMP's generation assets. The actual determination of ECOM may differ from the PUCT's initial determination.

     On August 28 and October 2, 2000, TNMP filed updated information for its calculation of ECOM and UCOS, respectively. The update to the ECOM calculation resulted in no net change to TNMP's initial calculation of $194.4 million. TNMP's proposed UCOS tariffs were revised to reflect a projected cost of service of $154.7 million, including return on transmission and distribution rate base at a 9.27 percent weighted average cost of capital.

     In addition to UCOS issues, TNMP expects the PUCT to address certain issues related to its January 2000 Business Separation Plan filing in the UCOS. The PUCT's current schedule for TNMP's UCOS contemplates issuance of a final order in August 2001.

     Fuel Reconciliation.     In June 2000, TNMP filed with the PUCT to 1) increase its fuel factor to recover projected fuel and energy-related purchased power costs, 2) implement an interim surcharge to recover under-recovered fuel and energy-related purchased power costs of $24.7 million as of March 31, 2000, and 3) reconcile its eligible fuel and energy-related purchased power expenses for the three-year period ended December 31, 1999.

     PUCT rules require TNMP to reconcile its fuel and energy-related purchased power costs at least every three years. Management believes the ultimate outcome of the fuel reconciliation will not have a material adverse effect on TNP's or TNMP's consolidated financial position.

     As the result of a settlement hearing, TNMP implemented a new fuel factor in July 2000 that is approximately 20 percent higher than its previous factor. In September 2000, TNMP implemented an interim surcharge to begin collecting $23.7 million of under-recovered fuel and energy-related purchased power costs. The interim surcharge would be effective through December 31, 2001, the end of the surcharge period.

     At September 30, 2000, TNMP had an under-recovered balance of fuel and the energy-related portion of purchased power costs of $39.6 million.

     New Mexico

     1999 Rate Case.     TNMP and the NMPRC Staff reached a settlement in this case, which was filed in June 1999. The settlement calls for a decrease in TNMP's base rates of $1.8 million, or 6 percent, effective October 1, 1999. The NMPRC approved the settlement on August 15, 2000. TNMP will make refunds of $1.7 million to New Mexico customers in late 2000 or early in 2001. The refunds cover the period from October 1, 1999, to September 1, 2000.

     Restructuring.     The New Mexico Legislature opened the state's electric power market to consumer choice with the passage of the Electric Utility Industry Restructuring Act of 1999 (the Act) in April 1999. The Act guarantees recovery of at least 50 percent of a utility's stranded costs over a five-year period, and originally provided for the phase-in of retail choice beginning January 1, 2001. On May 17, 2000, the NMPRC delayed the date for retail electric competition for residential, school, and small commercial customers by one year to January 1, 2002. At the same time the NMPRC moved the date for open access for large commercial and industrial customers back six months, from January 1, 2002 to July 1, 2002.

     During the second quarter of 2000, TNMP revised its reserve for stranded costs associated with purchased power contracts as a result of the NMPRC action to delay the start of competition. The reserve was reduced by $1.2 million, from $2.1 million to $0.9 million.

     The Act also requires utilities to disaggregate their regulated transmission and distribution business activities from their generation operations, which will be subject to competition. TNMP filed its plan for complying with the Act on June 1, 2000. The filing explained TNMP's intention to separate its New Mexico operations into a transmission and distribution affiliate and a competitive power supply affiliate. The filing also contains a timetable for achieving the various tasks necessary to comply with the Act.

____________________________________________________________________________________________________

Note 4.     Financings

     TNMP

     In connection with the Merger, TNMP entered into a Backstop Credit Facility (Backstop Facility) in the amount of $240 million on April 17, 2000, so that it could repurchase up to $100 million of its 9.25 percent Series U First Mortgage Bonds and up to $140 million of its 10.75 percent Series A Secured Debentures. As required by its first mortgage bond and secured debenture indentures, TNMP was required to offer to repurchase this debt at 101 percent of par value due to the change in control of TNP resulting from the Merger.

     On June 1, 2000, TNMP repurchased approximately $112.8 million of its Series A Secured Debentures and approximately $90.5 million of its Series U First Mortgage bonds at 101 percent of par plus accrued interest. TNMP borrowed $203.0 million from the Backstop Facility and $6.6 million from its existing bank facility to refinance the tendered debt. Commitments associated with the unused portion of the Backstop Facility terminated on June 1, 2000, and are no longer available to TNMP. The Backstop Facility is secured by a new series of first mortgage bonds and a new series of secured debentures, each in the same amount of the securities that were repurchased pursuant to the tender offer. The Backstop Facility matures in May 2001, and bears interest at a variable rate based on LIBOR. As of September 30, 2000, the interest rate on the Backstop Facility was 8.13 percent.

     TNMP incurred a loss of approximately $1.6 million related to unamortized debt expense associated with the retirement of the Series U First Mortgage Bonds and Series A Secured Debentures. In accordance with SFAS 71, TNMP deferred approximately $0.9 million of the loss and will amortize that amount in future periods. Approximately $0.7 million of the loss, associated with the portion of TNMP's business no longer accounted for under regulated accounting principles, was expensed in the second quarter of 2000.

     On September 15, 2000, TNMP redeemed the remaining $27.2 million of Series A Secured Debentures and $9.5 million of Series U First Mortgage Bonds. TNMP financed the redemption by drawing $36.0 million from its existing bank facility, which it used to pay principal and accrued interest. TNMP incurred a loss of approximately $0.3 million associated with the redemption. In accordance with SFAS 71, TNMP deferred approximately $0.2 million of the loss for amortization in future periods, and expensed the approximately $0.1 million of the loss related to the portion of TNMP's business no longer accounted for under regulated accounting principles.

     TNMP is currently in the process of establishing a new $325.0 million credit facility (2000 Credit Facility). TNMP intends to use funds from the 2000 Credit Facility to retire the Backstop Facility and the existing bank facility. TNMP expects to complete the transaction during the fourth quarter of 2000.

     TNP

     ST Corp. financed the merger through the sale of various debt and equity securities, as discussed below.

     Senior Subordinated Notes.     On April 7, 2000, ST Corp. issued $275 million of 10.25 percent senior subordinated notes (Notes) due 2010 in a private offering. The Notes pay interest semi-annually, and are unsecured. TNP can redeem up to 35 percent of the Notes at specified prices before April 1, 2003, but cannot otherwise redeem the Notes before April 1, 2005. In July 2000, TNP issued an offer to exchange the privately placed Senior Subordinated Notes for registered Senior Subordinated Notes with terms substantially identical to the old notes except for transfer restrictions, registration rights and liquidated damages. As of August 14, 2000, the closing of the offer, all holders of the privately placed Senior Subordinated Notes had exchanged the Notes for registered Senior Subordinated Notes.

     Senior Secured Credit Facility.     ST Corp. established a senior secured credit facility (Senior Credit Facility) in the amount of $185 million. The Senior Credit Facility consists of a $160 million term loan due 2006 and a $25 million revolving credit facility that expires in 2003. TNP may request that the revolving credit facility be extended to 2006. As of September 30, 2000, the term loan had an outstanding balance of $159.2 million, while no amounts were borrowed under the revolving credit facility. The term loan bears interest at a variable rate that was 9.37 percent as of September 30, 2000.

     The Senior Credit Facility contains a number of financial covenants and includes a number of covenants restricting various transactions. The Senior Credit Facility is secured by a pledge of all TNMP common stock held by TNP.

____________________________________________________________________________________________________

     Senior Redeemable Preferred Stock.     On April 7, 2000, ST Corp. issued $100 million of senior preferred stock under a bridge preferred stock commitment. In May 2000, TNP replaced the bridge preferred stock with $100 million of senior redeemable preferred stock (Preferred Stock) and 100,000 warrants to purchase limited partnership interests of SW Acquisition, together comprising 100,000 units issued in a private placement. The Preferred Stock pays a dividend of 14.50 percent and must be redeemed by April 1, 2011. Through April 1, 2005, dividends on the Preferred Stock will be paid by issuing additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of the dividends to be paid. After April 1, 2005, TNP has the option to pay dividends in cash or by issuing additional shares of Preferred Stock as previously described.

     Before April 1, 2003, TNP can redeem all, but not less than all, of the Preferred Stock at a specified price, plus accumulated dividends, out of the net proceeds of a TNP common equity offering. Before April 1, 2005, TNP can redeem all, but not less than all, of the Preferred Stock at a specified price, plus accumulated dividends, in the event of a change in control. After April 1, 2005, TNP may redeem any amount of the Preferred Stock at specified prices.

     The warrants issued as part of the units as described above had an aggregate fair market value of approximately $3.8 million at issue. The warrants expire on April 1, 2011.

     The Preferred Stock has been recorded at its fair market value, which was approximately $95.2 million at issue, reflecting the value of the warrants described above and the issuance discount of $1.0 million. TNP will accrete the Preferred Stock to its redemption value of $100 million, through periodic charges against income applicable to common stock.

     On October 20, 2000, TNP completed the registration process to exchange the privately placed Preferred Stock for registered Senior Redeemable Preferred Stock with terms substantially identical to the old preferred stock, including the liquidation preference and dividend rate. Holders of the Preferred Stock have until November 22, 2000, to exchange their privately placed shares for the registered Senior Redeemable Preferred Stock.

____________________________________________________________________________________________________

Note 5.     Segment and Related Information

     TNP's principal subsidiary, TNMP, has two reportable segments, Texas and New Mexico. TNMP manages the segments separately to respond to the differing operational and regulatory climates in the two states.

     The following tables present information about profits, losses and assets of TNMP's reportable segments (in thousands). In the tables below, "Total assets" for Texas and New Mexico includes only net utility plant. All other assets are included in All Other and Eliminations.
	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Texas
Operating revenues	$ 175,696	$ 169,708	$ 410,405	$ 390,853
Net income	21,812	16,247	39,285	30,880
Total assets at September 30, 2000 and December 31, 1999	824,122	823,565	824,122	823,565

New Mexico
Operating revenues	$ 27,998	$ 20,846	$ 73,718	$ 61,825
Net income (loss)	(303)	321	1,190	3,698
Total assets at September 30, 2000 and December 31, 1999	84,423	84,389	84,423	84,389

All Other and Eliminations

Operating revenues	$ -	$ -	$ -	$ -
Net income	-	-	-	-
Total assets at September 30, 2000 and December 31, 1999	87,611	76,441	87,611	76,441

TNMP Consolidated

Operating revenues	$ 203,694	$ 190,554	$ 484,123	$ 452,678
Net income	21,509	16,568	40,475	34,578
Total assets at September 30, 2000 and December 31, 1999	996,156	984,395	996,156	984,395

______________________________________________________________________________________________________

Note 6.     Commitments and Contingencies

     Legal Actions

     Phillips Petroleum.    TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, filed on October 1, 1997 and pending in the 149 th State District Court of Brazoria County, Texas. The suit, which is in the discovery stage, is based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips Petroleum Company is seeking the recovery of damages arising from the interruption and in May 1999 demanded payment in the amount of $47.1 million. TNMP's tariff approved by the PUCT contains limitations against recovery of the great majority of Phillips' alleged damages. The Texas Supreme Court, in another matter, has recently upheld the enforceability of such tariff limitations in litigation of this type; TNMP believes the ruling will operate to substantially limit any recovery by Phillips to the cost of its electrical equipment, in the event that any damages are awarded in this matter. Discovery has not sufficiently progressed to quantify any damages to Phillips' electrical equipment; however, Phillips has previously reported to the SEC that it incurred costs of approximately $2.0 million in this interruption. In May 1999, TNMP filed a Third Party Petition naming Sweeny Cogeneration Limited Partnership, the operator of cogeneration and related facilities at the Phillips refinery, as a defendant. TNMP has previously charged to earnings the deductible amount of its insurance coverage, $500,000.

     Power Resource Group.   TNMP is a defendant in a suit styled Power Resource Group, Inc. v. Public Utility Commission of Texas and Texas-New Mexico Power Company, pending in the 345th District Court of Travis County, Texas. This lawsuit, which was originally filed on May 21, 1999, challenges the PUCT's dismissal of a regulatory case that Power Resource Group, Inc. (PR Group) had filed against TNMP. PR Group is a developer of electric generating plants that are intended to be qualifying cogeneration facilities. This lawsuit and the regulatory case it appeals both stem from discontinued negotiations for power supply. PR Group alleged that TNMP was required to buy power to be generated from an as-yet-unbuilt cogeneration facility. TNMP filed its original answer with the court on June 28, 1999.

     In an amended petition filed January 13, 2000, PR Group asserts a claim of damages of at least $158 million. It bases its claim on the assertion that it was damaged when TNMP refused to execute an agreement after the aforementioned discontinued negotiations, that TNMP profited significantly from PR Group's work, that TNMP is in error when it relies on a PUCT order dismissing PR Group's petition before the PUCT on substantially the same facts, and that TNMP misrepresented that it would enter into a contract with PR Group to purchase energy and capacity at rates equal to or below TNMP's avoided costs. TNMP believes that PR Group's claims are without merit and is contesting this claim vigorously.

     Other.   TNMP is involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on TNMP's and TNP's consolidated financial condition or results of operations.

     Contract Disputes with Industrial Customers

     TNMP and two significant industrial customers have been operating without a contract since the expiration of the existing contracts in May 1999 and June 2000. During the third quarter of 2000, negotiations with these customers to negotiate new contracts stalled. As a result of the negotiations, the industrial customers are currently withholding a portion of their monthly payment of electric service. As of September 30, 2000, TNMP has recorded approximately $4.0 million of revenue that is currently withheld and disputed by the industrial customers. TNMP has filed a lawsuit against one of the industrial customers seeking recovery of the underpaid amounts and is considering similar action against the other. Management believes the disputes will be resolved, with no material effect on its financial condition or results of operations.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

     The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

     The Merger was accounted for under the purchase method of accounting; accordingly, purchase accounting adjustments have been reflected in the financial statements of TNP for all periods subsequent to March 31, 2000. Financial statements for periods prior to that date were prepared using TNP's historical basis of accounting and are designated as "predecessor." For purposes of the discussion of and year-to-date operating results provided herein, the pre-merger financial information of the predecessor has been combined with the post-merger financial information. The business operations of TNP were not significantly changed as a result of the merger, and post-merger and pre-merger operating results, except as noted in the discussion, are comparable.

_______________________________________________________________________________________________

     Amounts shown in the consolidated financial statements of TNMP continue to present the financial position and results of operations based on historical cost.

Results of Operations

     Overall Results

     TNP

     TNP had earnings applicable to common stock of $6.8 million for the quarter ended September 30, 2000 (current quarter) as compared to earnings of $15.0 million for the quarter ended September 30, 1999. TNP's reduced earnings reflect goodwill amortization, interest expense and preferred dividends related to the Merger.

     TNP had earnings applicable to common stock of $7.9 million for the nine months ended September 30, 2000 (year-to-date), as compared to $30.6 million for the nine months ended September 30, 1999. Income declined for the same reasons cited above for the quarter in addition to one-time charges associated with the Merger.

     TNMP

     TNMP's earnings applicable to common stock were $21.5 million for the quarter ended September 30, 2000, as compared to $16.5 million for the quarter ended September 30, 1999. For the nine months ended September 30, TNMP's earnings applicable to common stock were $40.4 million in 2000 as compared to $34.6 million in 1999.

     Under legislation passed in 1999, TNMP's earnings on its Texas operations are capped at a 10.53 percent return on rate base adjusted for discounted rates to industrial customers, which are expected to be approximately $2.7 million in 2000. TNMP will apply Texas earnings in excess of the cap to recover its stranded costs. TNMP recorded pre-tax excess earnings of $10.5 million ($6.5 million after tax) and $16.2 million ($10.0 million after tax) for the three and nine months ended September 30, 2000. Those amounts included an adjustment to the excess earnings recorded in 1998 and 1999 due to the resolution of a purchased power dispute discussed in Note 3 - 1998 Excess Earnings.

     The changes in TNP's and TNMP's earnings for the quarter and the year-to-date are attributable to the factors listed below (in millions):
	Three Months	Nine Months
	Ended	Ended
	September 30, 2000	September 30, 2000

Factors affecting TNMP:
Changes in base revenues	$ (2.5)	$ 0.9
Non-pass through purchased power and fuel expenses	0.4	(1.2)
Transmission expenses	1.3	5.3
Other operating expenses	0.2	(2.1)
Interest expenses	1.1	1.5
All other (including income tax effects on the items above)	0.4	(3.2)
TNMP earnings increase before charge for recovery of stranded plant	0.9	1.2
Charge for recovery of stranded plant (net of tax)	4.1	4.6
TNMP earnings increase	5.0	5.8
Factors affecting TNP:
Other operating expenses	1.4	(2.9)
Depreciation and goodwill amortization	(2.9)	(5.6)
Interest	(11.1)	(21.5)
Dividends on preferred stock	(3.7)	(7.0)
All other (including income tax effects on the items above)	3.1	8.5
TNP earnings decrease	(13.2)	(28.5)
Consolidated earnings decrease	$ (8.2)	$ (22.7)
	_______	_______

______________________________________________________________________________________________________

TNMP Operating Revenues

     The components of TNMP's base revenues are summarized in the following tables (in thousands).
	Three Months Ended September 30,			Nine Months Ended September30,
			Increase			Increase
	2000	1999	(Decrease)	2000	1999	(Decrease)

Operating revenues	$ 203,694	$ 190,554	$ 13,140	$ 484,123	$ 452,678	$ 31,445

Pass-through expenses	85,374	69,735	15,639	193,445	162,918	30,527

Base revenues	$ 118,320	$ 120,819	$ (2,499)	$ 290,678	$ 289,760	$ 918

     Pass-through expenses in Texas include fuel and the energy-related portion of purchased power. In New Mexico, pass-through expenses include all purchased power costs. Details of pass-through expenses are discussed under "Results of Operations -- Operating Expenses."

     The following table summarizes the components of the changes in base revenues for the three and nine months ended September 30, 2000 compared to the same period in 1999 (in thousands).
	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2000 v. 1999	2000 v. 1999
Base revenues
Weather related	$ 1,582	$ 10,020
Customer growth	1,929	3,716
Transmission revenue	862	3,097
Industrial sales	(3,457)	(5,692)
Texas base rate reduction	(3,253)	(5,368)
New Mexico base rate reduction	(396)	(1,260)
Price/sales mix and other	234	(3,595)
Base revenues increase (decrease)	$ (2,499)	$ 918

     Current quarter base revenues decreased $2.5 million, or 2.1 percent, compared to the corresponding 1999 period. The decrease resulted from a rate reduction in Texas as discussed below, a rate reduction in New Mexico as discussed in Note 3, reduced sales to industrial customers and a contract renegotiation with a large industrial customer in New Mexico. The renegotiated contract will reduce base revenues by approximately $2.0 million annually and the reduction was retroactive to October 1999. These decreases were offset in part by growth in the number of residential and commercial customers, higher weather-related sales in the residential and commercial classes, and higher transmission revenues.

     Transmission revenues increased due to a change in the method of allocating Texas transmission costs that the PUCT approved as of September 1, 1999. The PUCT adopted the new method to comply with the restructuring legislation passed in 1999.

     Effective January 1, 2000, TNMP implemented base rate reductions of 3 percent and 1 percent for residential and commercial customers, respectively, under the terms of a Declaratory Order issued by the PUCT on December 6, 1999. Similar rate reductions will take effect January 1, 2001.

     Year-to-date base revenues increased $0.9 million, or 0.3 percent from the same period in 1999. The same factors discussed above for the current quarter affected year-to-date base revenues.

______________________________________________________________________________________________________

     The following table summarizes the components of gigawatt-hour (GWH) sales.
	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2000	1999	(Decrease)	2000	1999	(Decrease)
GWH sales:
Residential	921	884	37	2,011	1,925	86
Commercial	628	595	33	1,578	1,469	109
Industrial:
Firm	134	144	(10)	416	388	28
Economy	1,038	1,059	(21)	3,069	3,256	(187)
Power marketing	23	13	10	123	62	61
Other	29	30	(1)	77	83	(6)
Total GWH sales	2,773	2,725	48	7,274	7,183	91
	________	_________	________	_________	________	_______

     Current quarter sales increased 48 GWHs (or 2 percent) as compared to the corresponding quarter of 1999. The current quarter increase resulted primarily from higher weather-related sales to residential and commercial customers, growth in the number of residential and commercial customers, and higher off-system sales. This was partially offset by reduced sales to a significant industrial customer under an economy sales arrangement. Year-to-date sales increased 91 GWHs (or 1 percent) as compared to the corresponding 1999 period due to the factors noted for the quarter.

     Operating Expenses

     Factors Affecting TNMP

     TNMP incurred operating expenses of $172.8 million in the quarter ended September 30, 2000, an increase of $9.3 million over the amount incurred during the corresponding period of 1999. The increase reflects higher costs for purchased power and fuel partially offset by reduced charges for the recovery of stranded plant and lower transmission expenses. For the nine months ended September 30, 2000, TNMP incurred operating expenses of $413.1 million, an increase of $26.1 million over 1999 levels. The year-to-date increase reflects higher costs for purchased power, fuel, depreciation, and other operating expenses partially offset by lower transmission expenses and reduced charges for the recovery of stranded plant.

Purchased Power and Fuel Expenses

     The following table summarizes the components of TNMP's purchased power and fuel expenses (in thousands).
		Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2000	1999	(Decrease)	2000	1999	(Decrease)
Purchased power and fuel expenses:
Pass through expenses:
Purchased power	$ 75,036	$ 61,580	$ 13,456	$ 165,219	$139,590	$ 25,629
Fuel	10,338	8,155	2,183	28,226	23,328	4,898
	85,374	69,735	15,639	193,445	162,918	30,527

Non-pass through expenses:
Texas purchased power	21,629	21,821	(192)	53,592	52,355	1,237
Fuel	315	525	(210)	1,145	1,162	(17)
	21,944	22,346	(402)	54,737	53,517	1,220
Total purchased power and fuel	$ 107,318	$ 92,081	$ 15,237	$ 248,182	$216,435	$ 31,747
	___________	_________	_________	__________	_______	________

     In the third quarter of 2000, purchased power and fuel expenses increased $15.2 million from the level incurred during the third quarter of 1999. Pass-through expenses increased $15.6 million, reflecting increased purchases caused by higher sales overall and price increases in Texas and New Mexico. Non pass-through expenses were comparable to third quarter of 1999.

____________________________________________________________________________________________________

     For the nine months ended September 30, 2000, purchased power and fuel expenses increased $31.7 million from the level incurred during the same period of 1999. Pass-through expenses increased $30.5 million for the reasons cited above for the quarter. Non pass-through expenses increased $1.2 million due to higher costs incurred on sales to an industrial customer under a replacement power contract, partially offset by the deferral of a $2.4 million payment made in 1998 to resolve a billing dispute as described in Note 3 - 1998 Excess Earnings.

Transmission Expenses

          Transmission expenses decreased by $1.3 million and $5.3 million for the three and nine months ended September 30, 2000, respectively, compared to the corresponding periods in 1999, due to the change in cost allocation described in "Operating Revenues," above.

Other Operating Expenses

          Other operating expenses in the third quarter were comparable to the amounts incurred in 1999. For the year-to-date, other operating expenses were $2.1 million higher than in the same period of 1999. This increase is primarily due to higher payroll costs, an increase in the proportion of total payroll charged to operating expenses, and a payment to the Texas Department of Housing for programs to assist low-income customers.

Interest Expense

          Interest expense decreased by $1.1 million and $1.5 million for the three and nine months ended September 30, 2000, respectively, compared to the corresponding periods in 1999, due to lower interest rates on the Backstop Facility used to refinance TNMP debt as discussed in Note 4 and lower debt balances.

Charge for Recovery of Stranded Plant

          Charge for recovery of stranded plant decreased $6.7 million and $7.4 million for the three and nine months ended September 30, 2000, respectively, compared to the same periods in 1999. As noted in "Overall Results", TNMP's earnings are capped at a 10.53 percent return on rate base. During 2000, TNMP has reduced its overall cost of debt, thereby increasing the allowed return on equity used in calculating excess earnings. This increase in allowed equity return has caused the decreases in charges for recovery of stranded plant.

     Factors Affecting TNP

Other Operating Expenses

          Other operating expenses for the current quarter decreased $1.4 million compared to the same period in 1999, primarily due to 1999 including a high level of activity related to the Merger. Year-to-date other operating expenses were $2.9 million higher than in the same period of 1999. This increase is primarily due to a one-time charge of approximately $5.6 million for severance and retirement benefits due to the change in control resulting from the Merger.

Depreciation and Amortization

          Beginning in the second quarter of 2000, TNP began amortizing goodwill associated with the Merger over 25 years. Goodwill amortization was $2.9 million and $5.6 million for the three and nine months ended September 30, 2000, respectively.

Interest Expense

          TNP incurred interest expense of $11.3 million and $22.0 million in the three and nine months ended September 30, 2000, respectively, on the debt issued in connection with the Merger. Those amounts were $11.1 and $21.5 million higher than the amounts incurred in the three and nine months ended September 30, 1999, respectively.

     Dividends on Preferred Stock

          As discussed in Note 4, TNP issued preferred stock to finance the Merger. Dividends on the preferred stock issues were $3.7 million and $7.0 million for the third quarter and year-to-date periods of 2000, respectively.

____________________________________________________________________________________________________

Financial Condition

TNMP Liquidity

          The main sources of liquidity for TNMP are cash flow from operations and borrowings from its credit facility. TNMP's cash flow from operations of $68.3 million was $2.8 million higher for the first nine months of 2000 as compared to the same period in 1999 due primarily to higher receipts from customers partially offset by higher payments for fuel and purchased power costs.

          As discussed in Note 4, TNMP repurchased all $140.0 million of its Series A Secured Debentures and all $100.0 million of its Series U First Mortgage bonds during the second and third quarters of 2000, using funds from the Backstop Facility and an existing bank facility. In addition Note 4 discusses TNMP's intention to establish the 2000 Credit Facility, and use funds from it to refinance the amounts outstanding on the Backstop Facility, the existing bank facility, and for working capital. At September 30, 2000, the amount outstanding on the Backstop Facility and the existing bank facility was $258.0 million, all of which is due within one year. TNMP expects to establish the 2000 Credit Facility by the end of 2000.

          As discussed in Note 3, TNMP has an under-recovered balance of fuel and energy-related purchased power costs in Texas of $39.6 million as of September 30, 2000. Under PUCT rules, TNMP may file a request to increase its fuel factor above the level requested in its June 2000 filing in December 2000.

     TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under the planned 2000 Credit Facility described in Note 4 should be sufficient to meet working capital requirements at least through 2001.

TNP Liquidity

          TNP's main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of TNMP and the distribution of those earnings in the form of cash dividends, as well as tax payments from TNMP due under a tax sharing agreement between TNP and TNMP. TNP has a $25 million revolving credit facility that will be used to provide working capital and meet other requirements. The revolving credit facility was put in place at the time of the Merger. As of September 30, 2000, TNP had no borrowings against the revolving credit facility, and the entire $25 million was available to TNP.

          Cash dividends from TNMP to TNP are limited by restrictions included in TNMP's debt indentures and bank agreements. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP's ability to pay cash dividends to TNP. For the nine months ended September 30, 2000, TNMP has paid dividends of $24.5 million to TNP.

          During the nine months ended September 30, 2000, TNMP made tax sharing payments to TNP of $7.1 million.

          During the first nine months of 2000, TNP's cash flow from operations was $6.0 million lower than in the first nine months of 1999 due to interest payments on debt to finance the Merger, partially offset by TNMP's increased cash flow described above.

          Management believes that dividends from TNMP, payments from TNMP under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP's working capital requirements at least through 2001.

Changes in Accounting Standards

          Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), as extended and amended, is effective for TNP beginning January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. TNP is currently evaluating the impact the adoption of this standard will have on its financial position and results of operations.

______________________________________________________________________________________________________

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.

          Valero Refining Company.     TNMP is the plaintiff in a suit styled Texas-New Mexico Power Company v. Valero Refining Company, pending in the District Court of Galveston County, Texas. The lawsuit, which was filed on September 22, 2000, arises from a billing dispute and legal questions concerning the effect of the 1999 Texas deregulation legislation on the agreement under which Valero purchased electricity from TNMP.

           See Note 6 for information regarding other material legal proceedings.

Item 6.   Exhibits and Reports on Form 8-K.

(a)     Exhibits

          The following exhibits are filed with this report:

          27(a)     Financial Data Schedule for TNP.

          27(b)     Financial Data Schedule for TNMP.

(b)     Reports on Form 8-K.

        TNP filed a report on Form 8-K dated August 17, 2000, disclosing second quarter earnings.

Statement Regarding Forward Looking Information

     The discussions in this document that are not historical facts, including, but not limited to, the continued application of regulatory accounting principles, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition enacted by our legislators and regulators; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP's and TNMP's businesses; outcome of a contest to TNMP's calculation of excess earnings for 1999; insurance coverage available for claims made in litigation; the effect of a Texas Supreme Court decision on the limitations of any actual damages awarded in currently ongoing litigation; future acquisitions or strategic partnerships; general business and economic conditions, and price fluctuations in the electric power market; and other factors described from time to time in TNP's and TNMP's reports filed with the Securities and Exchange Commission. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

____________________________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
(Registrant)	TNP ENTERPRISES, INC.

Date: October 26, 2000	By \s\ THEODORE A. BABCOCK
Theodore A. Babcock
Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date: October 26, 2000	By \s\ MANJIT S. CHEEMA
Manjit S. Cheema
Senior Vice President and Chief Financial Officer

Date: October 26, 2000	By \s\ SCOTT FORBES
Scott Forbes
Chief Accounting Officer

____________________________________________________________________________________________________