Form 10-K
period 2000-12-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2001-03-08
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
___________
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(X)   COMBINED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended DECEMBER 31, 2000

OR

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to

________________________________________________________________________________________________________
TNP ENTERPRISES, INC.
(Exact name of registrant as specified in its charter)

Texas	4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113	Commission File
(State of	(Address and zip code of principal executive offices)	Number: 1-8847
incorporation)
	Telephone number, including area code: 817-731-0099	75-1907501
(I.R.S. employer
identification no.)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes \X\  No \  \

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. \X\

TNP Enterprises, Inc. has no publicly traded shares of common stock outstanding.

________________________________________________________________________________________________________
TEXAS-NEW MEXICO POWER COMPANY
(Exact name of registrant as specified in its charter)

Texas	4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113	Commission File
(State of	(Address and zip code of principal executive offices)	Number: 2-97230
incorporation)
	Telephone number, including area code: 817-731-0099	75-0204070
(I.R.S. employer
Securities registered pursuant to Section 12(b) of the Act: None		identification no.)

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

________________________________________________________________________________________________________

________________________________________________________________________________________________________

TNP ENTERPRISES INC. AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000

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
TABLE OF CONTENTS
Glossary of Terms		4
Part I

Item 1.	BUSINESS	6
	Introduction	6
	Acquisition	6
	TNMP's Service Areas	6
	Seasonality of Business	7
	Sources and Cost of Energy	7
	Government Regulation	8
	Employees and Executive Officers	8
Item 2.	PROPERTIES	10
	Generating Facilities	10
	Transmission and Distribution Facilities	10
	Administrative and Service Facilities	10
Item 3.	LEGAL PROCEEDINGS	10
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

Part II

Item 5.	MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	11
Item 6.	SELECTED FINANCIAL DATA	12
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
	Acquisition	14
	Competitive Conditions	14
	Results of Operations	15
	Liquidity and Capital Resources	20
	Other Matters	21
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	23
	TNP Enterprises, Inc. and Subsidiaries	27
	Texas-New Mexico Power Company and Subsidiaries	32
	Notes to Consolidated Financial Statements	37
	Selected Quarterly Consolidated Financial Data	49
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	49

Part III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	50
	Directors	50
	Committees and Meetings	50
	Director Compensation	51
	Compensation Committee Interlocks and Insider Participation	51
	Executive Officers	51
Item 11.	EXECUTIVE COMPENSATION	51
	Pension Plan	52
	Employment Contracts and Termination, Severance and Change of Control Arrangements	53

________________________________________________________________________________________________________

________________________________________________________________________________________________________

TNP ENTERPRISES INC. AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000

Glossary of Terms

     As used in this combined report, the following abbreviations, acronyms, or capitalized terms have the meanings set forth below:
Abbreviation, Acronym, or Capitalized Term	Meaning

AFUDC	Allowance for funds used during construction
Clear Lake	Clear Lake Cogeneration Limited Partnership
ECOM	Economic Cost over Market
FWI	Facility Works, Inc., a wholly owned subsidiary of TNP
FERC	Federal Energy Regulatory Commission
FASB	Financial Accounting Standards Board
First Choice Power	First Choice Power, Inc.
GWh	Gigawatt-Hours
ITC	Investment Tax Credits
kWh	Kilowatt-Hours
Laurel Hill	Laurel Hill Capital Partners, LLC
LILCO	Long Island Lighting Company
Merger	Merger of ST Corp. with and into TNP with TNP as surviving corporation
Merger Agreement	Agreement and Plan of Merger, dated as of May 24, 1999, between TNP, SW Acquisition, and ST Corp.
NMPRC	New Mexico Public Regulation Commission
ORA	Office of Regulatory Affairs-PUCT
PR Group	Power Resource Group, Inc.
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
SFAS	Statement of Financial Accounting Standards
ST Corp	ST Acquisition Corp., a Texas corporation wholly owned by SW Acquisition
SW Acquisition	SW Acquisition, L.P, a limited partnership organized and existing under the laws of Texas
TGC	Texas Generating Company, a wholly owned subsidiary of TNMP
TGC II	Texas Generating Company II, a wholly owned subsidiary of TNMP
TNP One	A two-unit, lignite-fueled, circulating fluidized-bed generating plant located in Robertson County, Texas
TNMP	Texas-New Mexico Power Company, a wholly owned subsidiary of TNP
TNP	TNP Enterprises, Inc.
Transition Plan	TNMP's transition-to-competition plan in Texas that began January 1, 1998, and was superceded by legislation passed in 1999
TXU	TXU Electric Company
Unit 1	The first electric generating unit of TNP One
Unit 2	The second electric generating unit of TNP One

________________________________________________________________________________________________________

Statement Regarding Forward Looking Information

     The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition enacted by our legislators and regulators or a delay in implementing retail competition; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP's and TNMP's businesses; decisions in connection with current regulatory proceedings; the sale of TNP One; insurance coverage available for claims made in litigation; the effect of a Texas Supreme Court decision on the limitations of any actual damages awarded in currently ongoing litigation; future strategic partnerships; general business and economic conditions, and price fluctuations in the electric power market; and other factors described from time to time in TNP's and TNMP's reports filed with the SEC. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

________________________________________________________________________________________________________

PART I

Item 1.   BUSINESS.

Introduction

     TNP was organized as a holding company in 1983 and transacts business through its subsidiaries. TNMP is a public utility engaged in transmitting, distributing, generating, purchasing and selling electricity to customers in Texas and New Mexico. TNMP's predecessor was organized in 1925. First Choice Power, which was incorporated in 1997, is a wholly-owned subsidiary of TNP and was organized in 2000 to act as TNMP's affiliated retail electric provider, as required by Texas' 1999 legislation establishing the framework for retail competition in Texas' electric utility industry.

     TNMP has two subsidiaries, TGC and TGC II. These subsidiaries were formed in 1988 and 1991, respectively, to facilitate the financing of the construction of the two units of TNP One, TNMP's sole generating plant.

     TNP, TNMP, TGC, TGC II and First Choice Power are all Texas corporations. The executive offices of TNP, TNMP, TGC, TGC II and First Choice Power are located at 4100 International Plaza, P.O. Box 2943, Fort Worth, Texas 76113 and the telephone number is (817) 731-0099. TNP also has executive offices located at 2 Robbins Lane, Suite 201, Jericho, NY 11753 and the telephone number is (516) 933-3100. Unless otherwise indicated, all financial information in this report is presented on a consolidated basis.

Acquisition

     On April 7, 2000, pursuant to an Agreement and Plan of Merger dated May 24, 1999, between TNP, ST Corp. and SW Acquisition, the parent of ST Corp., St Corp. merged with and into TNP, the parent of TNMP. TNP is the surviving corporation in the Merger. SW Acquisition now holds all outstanding common stock of TNP. Upon closing, each share of TNP's common stock that was outstanding at the effective time of the merger was automatically converted into the right to receive $44.00 in cash. Prior to the Merger, TNP common stock was traded on the New York Stock Exchange. As a result of the Merger, TNP common stock is no longer publicly held. Additional information regarding the Merger can be found in Note 2.

TNMP's Service Areas

     TNMP provides electric service to more than 238,000 customers in 85 Texas and New Mexico municipalities and adjacent rural areas. The company serves a market niche of smaller- to medium-sized communities. Only two of the 85 communities in TNMP's service territory have populations exceeding 50,000. TNMP's service territory is organized into two operating areas: Texas and New Mexico.

   Texas

     TNMP's Texas territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is 10 miles north of DFW International airport, eastward to municipalities near the Red River, and to communities south and west of Fort Worth. A second portion of its territory includes the area along the Texas Gulf Coast between Houston and Galveston, and a third includes areas of far west Texas between Midland and El Paso. In Texas, TNMP provides electric service to a variety of entities, including customers engaged in the agricultural, food processing, oil and gas, petrochemical, and tourism industries.

   New Mexico

     This region includes areas in southwest and south central New Mexico. The economy depends primarily upon mining and agriculture, with copper mines as the major industrial customers

   Franchises and Certificates of Public Convenience and Necessity

     Texas law does not require an electric utility to execute a franchise agreement with a Texas municipality to be entitled to provide or continue to provide electrical service within the municipality. A franchise agreement does, however, document the mutually agreeable terms under which the service will be provided within a municipality. TNMP holds 82 franchises with terms ranging from 20 to 50 years, one franchise with a five-year term, and two franchises with indefinite terms from the 85 municipalities to which it provides electric service. These franchises will expire on various dates from 2001 to 2039. One Texas franchise, comprising 2% of total company revenues, is scheduled to expire in 2001. TNMP intends to negotiate and execute new or amended franchise agreements to be effective before existing franchises expire.

     TNMP also holds PUCT certificates of public convenience and necessity covering all Texas areas that TNMP serves. These certificates include terms that are customary in the public utility industry. TNMP generally has not been required to have certificates of public convenience and necessity to provide electric power in New Mexico.

________________________________________________________________________________________________________

Seasonality of Business

     TNMP experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 2000, approximately 41% of annual revenues were recorded in June, July, August, and September.

Sources and Cost of Energy

     TNMP owns one 300-megawatt lignite-fueled generating facility, TNP One. During 2000, TNP One provided approximately 22% of TNMP's system-wide energy requirements. Power generated at TNP One is transmitted over TNMP's own transmission lines to other utilities' transmission systems for delivery to TNMP's Texas service area systems. To maintain a reliable power supply for its customers and to coordinate interconnected operations, TNMP is a member of the Electric Reliability Council of Texas and the Western Systems Coordinating Council.

     TNMP purchases the remainder of its electricity from various suppliers with diversified fuel sources. The availability and cost of purchased power to TNMP is subject to changes in supplier costs, market forces, regulations and laws, fuel costs, and other factors. For 2001, TNMP has adequate resources through its firm contracts to serve its entire customer load in Texas and the majority of its customer load in New Mexico. These contracts allow TNMP the option to purchase amounts of power within a specified minimum and maximum range. Generally, TNMP makes purchases on the spot market in lieu of firm contract options primarily when the spot market price represents savings to TNMP's customers. In recent years TNMP has reduced its reliance upon long-term power supply contracts in favor of contracts with shorter terms. This practice enhances TNMP's ability to achieve greater purchased power savings during periods of decreasing power costs, but exposes TNMP to greater risk in periods of rising costs.

     During 2000, TNMP's cost per kWh of purchased power increased 26 percent, from an average of 3.18 cents per kWh in 1999, to an average of 4.01 cents per kWh in 2000. The cost increases were caused by higher natural gas prices in Texas and New Mexico and by effects of the volatility in the Western United States electricity market on purchased power prices in New Mexico.

     The following table illustrates the composition of TNMP's sources of electric energy in 2000.

Year Contract Expires		Percent of Energy Provided
Generation
TNP One	-	22%

Purchased Power
Firm contracts expiring in 2001	2001	14
Firm contracts expiring in 2002-2005
Clear Lake Cogeneration L.P.	2004	16
TXU	2002	7
Others	Various	4
Buy-sell agreements	-	24
Spot market purchases	-	13

Total		100%

     As discussed in Note 5, the Board of directors has authorized management to sell TNP One. Upon completion of the sale, TNMP expects to replace the generation from TNP One with purchases from other suppliers.

   Recovering Purchased Power and Fuel Costs

     In Texas, fuel costs and the energy-related portion of purchased power costs are recovered from TNMP customers through the fuel adjustment clause authorized by the PUCT. The demand-related portion of purchased power costs is recovered through base rates. At any point in time, TNMP may have recovered more or less from customers through the fuel adjustment clause than its allowable costs under the clause. PUCT rules require TNMP to reconcile its fuel costs at least every three years. TNMP filed a fuel reconciliation in June 2000, and at the same time requested an increase in its fuel factor and authority to implement a surcharge to recover under-recovered fuel and energy related purchased power costs. In December 2000, TNMP asked the PUCT to increase its fuel factor again and implement an additional surcharge. The status of those proceedings is discussed in Note 3. As a result of increased energy costs incurred in 2000, TNMP had an under-recovered balance of fuel and energy-related purchased power costs in Texas of $37.3 million as of December 31, 2000.

     In New Mexico, TNMP recovers all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC. The purchased power recovery factor changes monthly to reflect over-collections or under-collections of purchased power costs. As of December 31, 2000, TNMP had an under-recovered balance of purchased power costs of $2.0 million.

________________________________________________________________________________________________________

Government Regulation

     TNMP is subject to PUCT and NMPRC regulation. Some of its activities, such as issuing securities, are also subject to FERC regulation. Utility industry regulation continues to change both in reaction to, and as a primary force behind, a more competitive industry. These changes are discussed in Item 7, "Competitive Conditions" and Note 3.

     In addition to regulation as a utility, TNMP's facilities are regulated by the Environmental Protection Agency and Texas and New Mexico environmental agencies. TNP One uses environmentally superior circulating fluidized bed technology that eliminates the need for expensive scrubbers. Phase II of the Clean Air Act of 1990 became effective January 1, 2000 and requires a 30% reduction in sulfur dioxide emissions. TNP One is able to comply with this requirement without capital additions or a significant increase in operating costs. The Texas Natural Resources Conservation Commission (TNRCC) is proposing a rule change that would lower allowable nitrous oxide emissions beginning in 2003. TNMP is investigating the cost of compliance at TNP One. TNMP expects that expenditures necessary to achieve these reductions would not have a material impact on TNMP's financial condition. During 2000, 1999, and 1998, TNMP incurred expenses related to air, water, and solid waste pollution abatement (including ash removal) of approximately $4.7 million, $4.2 million, and $4.0 million, respectively.

Employees and Executive Officers

     At December 31, 2000, TNP and TNMP had 836 employees. The employees are not represented by a union or covered by a collective bargaining agreement. Management believes relations with its employees are excellent.

     Executive officers of TNP and TNMP, who are elected annually by the respective boards of directors and serve at the discretion of the boards, are as follows:
Name	Age	Position with TNP

William J. Catacosinos	70	Chairman, President, & Chief Executive Officer
Theodore A. Babcock	46	Chief Financial Officer
Manjit S. Cheema	46	Treasurer
Kathleen A. Marion	46	Secretary

Name	Age	Position with TNMP

Kevern R. Joyce	54	Chairman, President, & Chief Executive Officer
Jack V. Chambers, Jr.	51	Senior Vice President & Chief Operations Officer
Manjit S. Cheema	46	Senior Vice President & Chief Financial Officer
W. Douglas Hobbs	57	Vice President - Texas Transmission & Distribution Operations
Dennis R. Cash	47	Vice President - Texas Customer Operations
Robert Castillo	47	Vice President - New Mexico Operations
Melissa D. Davis	43	Vice President - Human Resources
Larry W. Dillon	46	Vice President - Power Resources
R. Michael Matte	47	Vice President - Business Development
Michael D. Blanchard	50	Vice President & General Counsel
Patrick L. Bridges	42	Vice President & Treasurer
Scott Forbes	43	Vice President - Chief Accounting & Information Officer
Paul W. Talbot	44	Secretary
Michael J. Ricketts	42	Assistant Controller
B. Jan Adkins	58	Assistant Secretary

     William J. Catacosinos joined TNP upon the closing of the Merger as Chairman, President & Chief Executive Officer. He also serves on TNMP's board of directors. Since 1998, Dr. Catacosinos has served as Managing Partner of Laurel Hill. Dr. Catacosinos served as Chairman and Chief Executive Officer of LILCO from 1984 to 1998.

     Kevern R. Joyce joined TNP and TNMP in April 1994 as President and Chief Executive Officer. He has served as Chairman of TNMP since April 1995, and was also Chairman, President & Chief Executive Officer of TNP until the closing of the Merger.

     Jack V. Chambers was named Senior Vice President & Chief Operations Officer of TNMP in October 2000. Prior to that time, Mr. Chambers had served as Senior Vice President and Chief Customer Officer of TNMP since 1994. Mr. Chambers was Senior Vice President of TNP from April 1996 until the closing of the Merger.

________________________________________________________________________________________________________

     Theodore A. Babcock joined TNP upon the closing of the Merger as Chief Financial Officer. Since 1999, Mr. Babcock has been a Managing Director of Laurel Hill. From 1996 to 1998, Mr. Babcock served as Vice President and Treasurer of LILCO. Mr. Babcock served as Treasurer of LILCO from 1994 to 1996.

     Manjit S. Cheema has served as Senior Vice President & Chief Financial Officer of TNMP since July 1996 and was elected Treasurer of TNP in May 2000. Mr. Cheema was Senior Vice President & Chief Financial Officer of TNP from May 1997 until the closing of the Merger. Prior to that, Mr. Cheema was Vice President & Chief Financial Officer of TNP and TNMP since December 1994.

     W. Douglas Hobbs was appointed Vice President - Texas Transmission and Distribution Operations effective October 2000. He was Vice President and Regional Customer Officer of TNMP from March 1999 to October 2000. He served as Vice President - Business Development of TNP from May 1997 until May 1999. He was Vice President - Business Development of TNMP from February 1997 to May 1997. He was TNMP Vice President and Regional Customer Officer from 1994 to February 1997.

     Dennis R. Cash became Vice President - Texas Customer Operations in October 2000. He was Vice President and Regional Customer Officer of TNMP from March 1999 until October 2000. He served as Vice President - Human Resources of TNMP from 1994 until March 1999.

     Robert Castillo became Vice President - New Mexico Operations in October 2000. Prior to that, he had served as Vice President and Regional Customer Officer of TNMP since September 1999. He served as TNMP Assistant Vice President - New Mexico from January 1998 until September 1999. From 1991 until he joined TNP, he was executive vice president and general manager for the New Mexico Rural Electric Cooperative Association.

     Melissa D. Davis was appointed Vice President - Human Resources of TNMP effective March 1999. She served as TNMP Vice President and Regional Customer Officer from February 1997 until March 1999. From September 1995 to February 1997 she was TNMP's Controller.

     Larry W. Dillon became Vice President - Power Resources effective March 1999. He had served as TNMP Vice President and Regional Customer Officer from 1994 until March 1999.

     R. Michael Matte was named President of First Choice Power in December 2000. He was named Vice President - Business Development of TNMP upon closing of the Merger. Prior to the Merger, he had served as President of FWI since May 1998 and Vice President - Business Development of TNP since November 1998. From January 1997 until joining FWI in May 1998, he was an independent management and utility services consultant in Atlanta, Georgia. From March 1996 to January 1997, he served as Regional Vice President Operations for ADT Security Services, an electronic services company, and from January 1991 to March 1996, he served as Regional General Manager of ADT.

     Michael D. Blanchard became Vice President & General Counsel of TNMP in February 1998. He also served as Vice President & General Counsel of TNP from February 1998 until the closing of the Merger. He was Corporate Secretary and General Counsel of TNMP and TNP from 1987 to February 1998.

     Patrick L. Bridges has served as Vice President & Treasurer of TNMP since November 1999. He also served as Vice President & Treasurer of TNP from November 1999 until the closing of the Merger. He served as Treasurer of TNMP and TNP from September 1995 until November 1999. He served as TNMP's Director - Finance from 1994 to September 1995 and as Assistant Treasurer from 1993 to September 1995.

     Scott Forbes became Vice President - Chief Accounting & Information Officer of TNMP in January 2001. Prior to that, he had served as Chief Accounting & Information Officer of TNMP since April 2000. He was elected Chief Information Officer of TNMP in June 1998. He was Controller of TNMP from February 1997 to June 1998 and was Controller of TNP from May 1997 to June 1998. From September 1996 to February 1997, he was Manager - Financial Systems and Reporting. From January 1994 to September 1996, he was Manager - financial Reporting and Accounting Policy with Entergy Services, Inc.

     Kathleen A. Marion joined TNP upon the closing of the Merger as Secretary. Since 1999, Ms. Marion has been Executive Administrator of Laurel Hill. From 1994 to 1998, she served as Vice President of Corporate Services and Corporate Secretary of LILCO.

     Paul W. Talbot was elected Corporate Secretary of TNMP in February 1998. He served as Corporate Secretary of TNP from February 1998 until the closing of the Merger. He has been Senior Counsel of TNMP since August 1996. Before joining TNMP, he was in the private practice of law in Dallas, for more than ten years.

________________________________________________________________________________________________________

     Michael J. Ricketts was named Assistant Controller of TNMP in April 2000. He served as Controller of TNMP and TNP from June 1998 to April 2000. From November 1996 to June 1998, he was Manager - Accounting Projects and from 1994 to November 1996, he was Supervisor - Accounting Support of TNMP.

     B. Jan Adkins became Assistant Corporate Secretary of TNMP in August 1987. She also served as Assistant Corporate Secretary of TNP from August 1987 until the closing of the Merger.

Item 2.   PROPERTIES.

Generating Facilities

     TNP One is a two-unit, lignite-fueled generating plant, located in Robertson County, Texas. TNP One generates power for TNMP's Texas service areas and operates as a base load facility.

Transmission and Distribution Facilities

     Management believes that TNMP's transmission and distribution facilities have sufficient capacity to serve existing customers adequately and that those facilities can be extended and expanded to serve customer growth for the foreseeable future. These facilities primarily consist of overhead and underground lines, substations, transformers, and meters. TNMP generally constructs its transmission and distribution facilities on easements or public rights of way and not on real property held in fee simple.

Administrative and Service Facilities

     TNP's and TNMP's corporate headquarters are located in an office building in Fort Worth, Texas. Space in this building is leased through 2003. TNP also has offices in Jericho, New York.

     TNMP owns or leases local offices in 38 of the municipalities that it serves. TNMP owns 14 construction/service centers in Texas and New Mexico.

Item 3.    LEGAL PROCEEDINGS.

     Phillips Petroleum Company.     TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, filed on October 1, 1997 and pending in the 149th State District Court of Brazoria County, Texas. In May 1999, TNMP filed a Third Party Petition naming Sweeny Cogeneration Limited Partnership, the operator of cogeneration and related facilities at the Phillips refinery, as a defendant. The suits, which are in the discovery stage, are based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips Petroleum Company is seeking the recovery of damages arising from the interruption and in May 1999 demanded payment in the amount of $47.1 million. TNMP's tariff approved by the PUCT contains limitations against recovery of the great majority of Phillips' alleged damages. The Texas Supreme Court, in another matter, has upheld the enforceability of such tariff limitations in litigation of this type; TNMP believes the ruling will operate to substantially limit any recovery by Phillips to the cost of its electrical equipment, in the event that any are awarded in this matter. Phillips has previously reported to the SEC that it incurred costs of approximately $2.0 million in this interruption. TNMP has previously charged to earnings the deductible amount of its insurance coverage, $500,000.

     Power Resource Group.     On January 16, 2001, TNMP obtained a summary judgment in its favor in the suit styled Power Resource Group, Inc. v. Public Utility Commission of Texas and Texas-New Mexico Power Company, pending in the 345th District Court of Travis County, Texas. The court also dismissed this lawsuit on that date. This lawsuit, which was originally filed on May 21, 1999, challenged the PUCT's dismissal of a regulatory case that PR Group had filed against TNMP. PR Group is a developer of electric generating plants that are intended to be qualifying cogeneration facilities.

     Information regarding additional regulatory and legal matters is provided in Notes 3 and 10.

________________________________________________________________________________________________________

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders in the fourth quarter of 2000.

PART II

Item 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     TNP has no publicly traded shares of common stock outstanding.

     TNP holds all 10,705 outstanding common shares of TNMP. During 2000 and 1999, TNMP declared common dividends to TNP as follows (in thousands):

QUARTER	2000	1999
First	$ -	$ -
Second	7,500	-
Third	17,000	25,000
Fourth	7,000	4,000
Total	$ 31,500	$ 29,000

     The $315 million credit facility restricts the payment of cash dividends by TNMP. Details regarding the restrictions are discussed in Note 9.

________________________________________________________________________________________________________

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial data of TNP and TNMP for 1996 through 2000.

		Predecessor
		____________________________________________________
	2000	1999	1998	1997	1996
TNP ENTERPRISES, INC.	(Dollars in thousands)
For the years ended December 31,
Consolidated results
Operating revenues	$ 644,035 (1)	$ 576,150	$ 585,941	$ 578,534	$ 502,737
Income from continuing operations	$ 5,061 (1)	$ 30,167	$ 32,134	$ 42,561	$ 26,150
Net income	$ 5,061 (1)	$ 30,167	$ 19,424	$ 29,678	$ 23,053
At December 31,
Total assets	$ 1,328,731	$ 1,001,199	$ 993,765	$ 991,926	$ 1,006,784
Capitalization
Common shareholders' equity	$ 86,620	$ 327,110	$ 308,294	$ 298,241	$ 278,474
Preferred stock	104,393	1,664	3,060	3,240	3,420
Long-term debt, including current maturities	860,127	440,244	459,000	478,141	534,102
	____________	____________	____________	____________	____________
Total capitalization	$ 1,051,140	$ 769,018	$ 770,354	$ 779,622	$ 815,996
	____________	____________	____________	____________	____________
	____________	____________	____________	____________	____________
Capitalization ratios
Common shareholders' equity	8.3%	42.5%	40.0%	38.3%	34.1%
Preferred stock	9.9	0.2	0.4	0.4	0.4
Long-term debt, including current maturities	81.8	57.3	59.6	61.3	65.5
	____________	____________	____________	____________	____________
Total capitalization	100.0%	100.0%	100.0%	100.0%	100.0%
	____________	____________	____________	____________	____________
	____________	____________	____________	____________	____________
TEXAS-NEW MEXICO POWER COMPANY
For the years ended December 31,
Consolidated results
Operating revenues	$ 644,035	$ 576,093	$ 585,892	$ 578,534	$ 502,737
Net income	$ 41,957	$ 39,443	$ 34,321	$ 43,918	$ 26,862
At December 31,
Total assets	$ 998,497	$ 984,395	$ 973,566	$ 967,006	$ 1,002,157
Capitalization
Common shareholder's equity	$ 322,977	$ 312,558	$ 302,096	$ 287,021	$ 287,548
Preferred stock	-	1,664	3,060	3,240	3,420
Long-term debt, including current maturities	426,327	440,244	450,000	478,000	533,900
	____________	____________	____________	____________	____________
Total capitalization	$ 749,304	$ 754,466	$ 755,156	$ 768,261	$ 824,868
	____________	____________	____________	____________	____________
	____________	____________	____________	____________	____________
Capitalization ratios
Common shareholder's equity	43.1%	41.4%	40.0%	37.4%	34.9%
Preferred stock	-	0.2	0.4	0.4	0.4
Long-term debt, including current maturities	56.9	58.4	59.6	62.2	64.7
	____________	____________	____________	____________	____________
Total capitalization	100.0%	100.0%	100.0%	100.0%	100.0%
	____________	____________	____________	____________	____________
	____________	____________	____________	____________	____________
Includes information of Predecessor company for January 1, 2000 through April 7, 2000, the period prior to the acquisition as discussed in Note 2.
12
_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY
SELECTED OPERATING STATISTICS

	2000	1999	1998	1997	1996
	___________	___________	___________	___________	___________
Operating revenues (in thousands):
Residential	$ 231,953	$ 216,374	$ 225,870	$ 211,398	$ 206,748
Commercial	176,635	163,248	164,800	155,539	150,034
Industrial	172,908	147,110	150,883	170,169	129,972
Sales for resale (includes power marketing)	12,350	3,803	11,448	14,019	283
Other	50,189	45,558	32,891	27,409	15,700
	___________	___________	___________	___________	___________
Total	$ 644,035	$ 576,093	$ 585,892	$ 578,534	$ 502,737
	___________	___________	___________	___________	___________
	___________	___________	___________	___________	___________
Sales (MWH):
Residential	2,582,081	2,420,512	2,439,478	2,251,119	2,230,558
Commercial	2,069,046	1,921,614	1,883,422	1,772,591	1,725,650
Industrial	4,610,059	4,799,146	4,981,773	5,523,907	3,797,776
Sales for resale (includes power marketing)	281,017	121,077	428,884	498,038	4,944
Other	101,563	106,814	109,867	104,514	103,095
	___________	___________	___________	___________	___________
Total	9,643,766	9,369,163	9,843,424	10,150,169	7,862,023
	___________	___________	___________	___________	___________
	___________	___________	___________	___________	___________
Number of customers (at year end):
Residential	202,759	199,617	197,155	192,005	187,796
Commercial	34,345	33,127	30,884	30,289	29,864
Industrial	116	116	138	139	135
Sales for resale (includes power marketing)	16	8	17	17	1
Other	788	799	226	221	223
	___________	___________	___________	___________	___________
Total	238,024	233,667	228,420	222,671	218,019
	___________	___________	___________	___________	___________
	___________	___________	___________	___________	___________
Revenue statistics:
Average annual use per residential
customer (KWH)	12,805	12,130	12,491	11,835	11,973
Average annual revenue per residential
customer (dollars)	1,150	1,084	1,157	1,111	1,110
Average revenue per KWH sold
per residential customer (cents)	8.98	8.94	9.26	9.39	9.27
Average revenue per KWH sold
total sales (cents)	6.68	6.15	5.95	5.70	6.39

Net generation and purchases (MWH):
Generated	2,215,236	1,912,673	2,062,958	2,089,448	2,296,056
Purchased	7,686,302	7,716,856	8,256,857	8,443,990	5,769,173
	___________	___________	___________	___________	___________
Total	9,901,538	9,629,529	10,319,815	10,533,438	8,065,229
	___________	___________	___________	___________	___________
	___________	___________	___________	___________	___________

Average cost per KWH purchased (cents)	4.01	3.18	3.39	3.13	3.51

Employees (year-end)	830	823	827	811	819

13
_____________________________________________________________________________________

________________________________________________________________________________________________________

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SIGNIFICANT EVENTS AND KNOWN TRENDS AFFECTING TNP AND TNMP

Acquisition

     On April 7, 2000, pursuant to an Agreement and Plan of Merger dated May 24, 1999, between TNP, ST Corp. and SW Acquisition, the parent of ST Corp., ST Corp. merged with and into TNP, the parent of TNMP. TNP is the surviving corporation in the Merger. SW Acquisition now holds all outstanding common stock of TNP. Upon closing, each share of TNP's common stock that was outstanding at the effective time of the merger was automatically converted into the right to receive $44.00 in cash. Prior to the merger, TNP common stock was traded on the New York Stock Exchange. As a result of the Merger, TNP is no longer publicly held. Further information regarding the Merger can be found in Note. 2.

Competitive Conditions

     Much of the electric utility industry continues to transition toward competition. During 1999, legislation was passed in both Texas and New Mexico that establishes retail competition for generation operations. Retail competition is scheduled to begin in both New Mexico and Texas on January 1, 2002. The legislation in both states provides for recovery of "stranded costs", the difference between the regulatory value of TNMP's investments in generation assets and purchased power contracts, and the market price for energy in a competitive market. The increasingly competitive environment presents opportunities to compete for new customers, as well as the risk of loss of existing customers. TNMP expects the portions of operations pertaining to transmission and distribution to continue to be regulated.

     The following discusses the effects of the legislation in Texas and New Mexico on TNMP's operations, and TNMP's ongoing efforts to prepare for the start of retail competition.

   Texas

     Excess Earnings.     The legislation established a cap on TNMP's earnings in 1999, 2000, and 2001. To the extent that TNMP's rate of return on rate base is greater than 10.53 percent, earnings in excess of the cap are used to reduce stranded costs. TNMP has recorded estimated excess earnings of $18.3 million for the year ended December 31, 2000.

     Business Separation.     The legislation requires utilities to unbundle their operations into three distinct businesses on or before January 1, 2002. Utilities must create businesses for their regulated transmission and distribution operations, unregulated generation operations, and their retail electric provider. Retail electric providers are entities that sell electricity to retail customers in Texas.

     During 2000, TNMP made two filings with the PUCT regarding business separation. In January 2000, TNMP filed its plan for complying with the legislation. In March 2000, TNMP filed a rate case to set rates for its regulated transmission and distribution company, from which TNMP's customers will purchase transmission and distribution services beginning January 1, 2002. The March filing also included a proposed Competition Transition Charge designed to recover stranded costs. Details of these filings can be found in Note 3. The PUCT held hearings on various issues raised in the filings during 2000. In March 2001, TNMP and other parties to the March 2000 filing reached a settlement regarding the transmission and distribution cost of service. The parties are preparing to present the settlement to the PUCT for its consideration. The current schedule for these cases contemplates issuance of a final order in August 2001.

     In January 2001, the PUCT approved TGC's request to become a power generation company as specified in the legislation.

     In February 2001, the PUCT certified TNMP's affiliated retail electric provider, First Choice Power, as a retail electric provider. Certification is needed to allow First Choice Power to compete when the Texas electric market opens to competition on a partial basis in June 2001 and on a statewide basis in 2002.

     Pilot Program.     The legislation includes provisions for pilot programs that will allow the PUCT, utilities, and their customers to test the implementation of customer choice. The legislation requires that each utility offer customer choice in its service area to five percent of the utility's combined load in all customer classes. The pilot programs begin June 1, 2001. During the pilot program, participating customers may buy electric energy from any non-affiliated retail electric provider. In the case of TNMP, First Choice Power will participate in the statewide pilot program, but cannot offer services to TNMP's transmission and distribution customers participating in the pilot program.

________________________________________________________________________________________________________

     Fuel Recovery.     PUCT rules require TNMP to reconcile its fuel costs at least every three years. During 2000, TNMP made filings at the PUCT in June and December seeking (i) increases in its fuel factor to recover projected fuel and energy-related purchased power costs and (ii) authority to implement surcharges to recover under-recovered fuel and energy-related purchased power costs accumulated as of March 31 and September 30, 2000, respectively. The June filing also included a request to reconcile TNMP's eligible fuel and energy-related purchased power expenses for the three year-period ended December 31, 1999.

     As a result of a settlement hearing on the June 2000 filing, TNMP implemented a new fuel factor in July 2000 that was approximately 20 percent higher than its previous factor. In September 2000, TNMP implemented the permanent fuel factor resulting from the settlement, and an interim surcharge to begin collecting $23.7 million of under-recovered fuel and energy-related purchased power costs. TNMP settled the December filing in January 2001 and implemented an interim fuel factor that is approximately 30 percent higher than the factor it implemented in September 2000. More details of these filings can be found in Note 3.

     At December 31, 2000, TNMP had an under-recovered balance of fuel and the energy-related portion of purchased power costs of $37.3 million. Under the legislation, TNMP may request changes in its fuel factor until December 31, 2001.

     The surcharge implemented in September 2000 is effective through December 31, 2001. The surcharge resulting from the December 2000 filing is effective through December 31, 2002. Any over-recovered or under-recovered balance of fuel and energy-related purchased power costs as of December 31, 2001 will be included in the final quantification of stranded costs under the legislation. The legislation specifies that the PUCT will make the final quantification of stranded costs in 2004.

   New Mexico

     The New Mexico Legislature opened the state's electric power market to consumer choice with the passage of the Electric Utility Industry Restructuring Act of 1999 (the Act) in April 1999. The Act allows recovery of at least 50 percent of a utility's stranded costs over a five-year period, and provided for the phase-in of retail choice, which was originally scheduled to begin January 1, 2001. On May 17, 2000, the NMPRC delayed the date for retail electric competition for residential, school, and small commercial customers by one year to January 1, 2002. At the same time the NMPRC moved the date for open access for large commercial and industrial customers back six months, from January 1, 2002 to July 1, 2002. During March 2001, a proposal to delay the start of competition by five years passed the New Mexico Legislature and awaits the Governor's signature.

   Impact of Competition on TNMP

     TNMP is currently pursuing strategies to retain existing customers and attract new customers. With the onset of competition in Texas, First Choice Power will assume primary responsibility for customer growth and retention. Management believes TNMP's revenue growth opportunities are through an increased customer base. However, increased competition could result in losses of existing customers.

     As noted in "Recovering Purchased Power and Fuel Costs," TNMP recovers the demand component of purchased power in base rates. As such, TNMP is exposed to the risk of increases in the demand component of purchased power. At the same time, TNMP has the opportunity to retain the benefit of savings realized from reductions in these costs. TNMP is actively managing its resources to minimize the risks in its power supply portfolio.

     The legislation establishing competition in both states provides for recovery of stranded costs. The actual amount of stranded cost recovery is subject to regulatory review and approval.

Results of Operations

     The Merger was accounted for under the purchase method of accounting; accordingly, purchase accounting adjustments have been reflected in the financial statements of TNP for all periods subsequent to March 31, 2000. Financial statements for periods prior to that date were prepared using TNP's historical basis of accounting and are designated as "predecessor." For purposes of the discussion of 2000 annual operating results provided herein, the pre-merger financial information of the predecessor has been combined with the post-merger financial information. The business operations of TNP were not significantly changed as a result of the Merger and post-merger and pre-merger operating results, except as noted in the discussion, are comparable.

     Amounts shown in the consolidated financial statements of TNMP continue to present the financial position and results of operations based on historical cost.

________________________________________________________________________________________________________

   Overall Results

    TNP

     TNP had a loss applicable to common stock of $5.9 million in 2000 as compared to earnings of $30.2 million in 1999. TNP's reduced earnings reflect goodwill amortization, interest expense, preferred dividends, and one-time charges related to the Merger.

     As noted above, TNP had earnings applicable to common stock of $30.2 million for 1999, compared to $19.3 million in 1998. TNP's 1999 results included the effect of a $2.8 million charge to write off certain nonregulated business ventures, and legal and outside consultant fees of $4.1 million associated with the Merger. TNP's 1998 results included a $12.7 million loss associated with FWI's discontinued operations. In late 1997, management discontinued the construction segment of FWI. In 1998, TNP elected to discontinue all remaining operations of FWI. See Note 4 for additional information regarding the discontinued operations.

    TNMP

     TNMP's earnings applicable to common stock were $41.9 million in 2000, as compared to $39.5 million in 1999 and $34.2 million in 1998.

     Under legislation passed in 1999, TNMP's earnings on its Texas operations are capped at a 10.53 percent return on rate base adjusted for discounted rates to industrial customers, which were approximately $2.8 million in 2000. TNMP will apply Texas earnings in excess of the cap to recover its stranded costs. TNMP recorded pre-tax excess earnings of $18.3 million ($11.3 million after tax) for the year ended December 31, 2000. Those amounts included an adjustment to the excess earnings recorded in 1998 and 1999 due to the resolution of a purchased power dispute and the resolution of a contest to TNMP's 1999 excess earnings calculation. These adjustments are discussed in Note 3 - 1998 Excess Earnings and 1999 Excess Earnings, respectively.

     The changes in TNP's and TNMP's earnings for 2000 compared to 1999 and 1999 compared to 1998 are attributable to the factors listed below (in millions):
	Earnings Increase (Decrease)
	2000 v. 1999	1999 v. 1998
Factors affecting TNMP:
Changes in base revenues	$ 4.7	$ (4.7)
Non-pass through purchased power and fuel expenses	(5.6)	31.3
Transmission expenses	6.7	(7.0)
Other operating expenses	(4.8)	(0.7)
Interest expense	2.6	10.6
All other (including income tax effects on the items above)	(4.3)	(9.7)
TNMP earnings increase (decrease) before charge for recovery of stranded plant
Charge for recovery of stranded plant (net of tax)	3.1	(14.5)
TNMP earnings increase	2.4	5.3
Factors affecting TNP:
Other operating expenses	(2.8)	(3.2)
Depreciation and goodwill amortization	(8.5)	-
Interest expense	(32.7)	(0.5)
Other income and deductions (net)	3.2	(3.0)
Dividends on preferred stock	(11.0)	-
All other (including income tax effects on the items above)	3.3	(0.4)
TNP earnings decrease from continuing operations	(38.5)	(7.1)
Discontinued operations of FWI	-	12.7
TNP earnings increase (decrease)	(38.5)	5.6

Consolidated earnings increase (decrease)	$ (36.1)	$ 10.9

________________________________________________________________________________________________________

     TNMP Operating Revenues

     The following table summarizes the components of revenues (in thousands).

					Increase (Decrease)
	2000	1999	1998	'00 v. '99	'99 v. '98
Operating revenues	$ 644,035	$ 576,093	$ 585,892	$ 67,942	$ (9,799)

Pass-through expenses	274,101	210,850	215,950	63,251	(5,100)

Base revenues	$ 369,934	$ 365,243	$ 369,942	$ 4,691	$ (4,699)

     Pass-through expenses in Texas include fuel and the energy-related portion of purchased power. In New Mexico, pass-through expenses include all purchased power costs. Details of pass-through expenses are discussed under "Results of Operations - Operating Expenses."

     The following table summarizes the components of the changes in base revenues from 2000 to 1999 and from 1999 to 1998 (in thousands).

	'00 v. '99	'99 v. '98
Base revenues
Weather related	$ 13,622	$ (3,979)
Customer growth	8,051	5,064
Transmission Revenue	2,955	1,225
Industrial sales	(7,736)	(4,395)
Texas base rate reduction	(7,061)	-
New Mexico base rate reduction	(826)	(434)
Clear Lake standby revenue	-	(2,453)
Price/sales mix and other	(4,314)	273

Base revenues increase (decrease)	$ 4,691	$ (4,699)

     Base revenues increased in 2000 over 1999 by $4.7 million, or 1.3 percent. The increase is attributable to higher weather-related sales in residential and commercial classes, growth in the number of residential and commercial customers, and higher transmission revenues. The increases were partially offset by a rate reduction in Texas as discussed below, a rate reduction in New Mexico as discussed in Note 3, reduced sales to industrial customers and a contract renegotiation with a large industrial customer in New Mexico. The renegotiated contract will reduce base revenues by approximately $2.0 million annually and the reduction was retroactive to October 1999.

     Transmission revenues increased due to a change in the method of allocating Texas transmission costs that the PUCT approved as of September 1, 1999. The PUCT adopted the new method to comply with the restructuring legislation passed in 1999.

     Effective January 1, 2000, TNMP implemented base rate reductions of 3 percent and 1 percent for residential and commercial customers, respectively, under the terms of a Declaratory Order issued by the PUCT on December 6, 1999. Similar rate reductions took effect January 1, 2001. The 2001 rate reduction will reduce base revenues by an estimated $14.1 million dollars compared to 1999 levels.

     Base revenues decreased $4.7 million, or 1.3 percent, in 1999 compared to 1998. Factors contributing to the base revenue decrease were a renegotiated contract with a large industrial customer and the absence of standby revenue payments resulting from the settlement of litigation between Clear Lake and TNMP regarding purchases of cogenerated electricity. These factors were partially offset by increased base revenues from residential and commercial customers due to growth in these customer classes, which overcame lower weather-related sales in residential and commercial classes brought about by milder weather in 1999 as compared to 1998.

________________________________________________________________________________________________________

     The components of GWh sales for 2000 and 1999 are summarized in the following table:

	2000	1999	Variance	%
Residential	2,582	2,420	162	6.7
Commercial	2,069	1,922	147	7.6
Industrial:
Firm	550	516	34	6.6
Economy	4,060	4,283	(223)	(5.2)
Sales for resale (includes power marketing	281	121	160	132.2
Other	102	107	(5)	(4.7)
Total GWh sales	9,644	9,369	275	2.9

     2000 sales increased 275 GWHs (or 2.9 percent) as compared to 1999. The increase resulted primarily from higher weather-related sales to residential and commercial customers, growth in the number of residential and commercial customers, and higher off-system sales. This was partially offset by reduced sales to a significant industrial customer under an economy sales arrangement.

   Operating Expenses

    Factors Affecting TNMP

     TNMP incurred operating expenses of $562.6 million for the year ended December 31, 2000, an increase of $66.9 million over the amount incurred during 1999. The increase reflects higher costs for purchased power and fuel partially offset by lower transmission expenses.

     For the year ended December 31, 1999, TNMP incurred operating expenses of $495.7 million, a decrease of $3.1 million from 1998 levels, due primarily to lower purchased power expenses, offset by the charge for recovery of stranded plant and higher transmission expenses.

     Purchased Power and Fuel Expenses

     The following table summarizes the components of TNMP's purchased power and fuel expenses (in thousands).
				Increase (Decrease)
	2000	1999	1998	'00 v. '99	'99 v. '98
Purchased power and fuel expenses:
Pass-through expenses
Purchased power	$ 235,355	$ 178,548	$ 181,264	$ 56,807	$ (2,716)
Fuel	38,746	32,302	34,686	6,444	(2,384)
	274,101	210,850	215,950	63,251	(5,100)
Non pass-through expenses:
Purchased power	72,857	67,132	98,353	5,725	(31,221)
Fuel	1,503	1,605	1,646	(102)	(41)
	74,360	68,737	99,999	5,623	(31,262)

Total purchased power and fuel	$ 348,461	$ 279,587	$ 315,949	$ 68,874	$ (36,362)

     In 2000, purchased power and fuel expenses increased $68.9 million from the level incurred in 1999. Pass-through expenses increased $63.3 million, reflecting increased purchases caused by higher sales overall and price increases in Texas and New Mexico. Non pass-through expenses increased $5.6 million due to higher costs incurred on sales to an industrial customer under a replacement power contract and increased prices for demand purchased power in Texas, partially offset by the deferral of a $2.4 million payment made in 1998 to resolve a billing dispute as described in Note 3 - 1998 Excess Earnings.

     In 1999, purchased power and fuel expenses decreased $36.4 million from the level incurred during 1998. Non pass-through expenses decreased $31.3 million, reflecting lower demand costs resulting from the replacement of purchases from TXU with purchases from lower cost providers, and significant reductions of the rate under which TNMP purchases capacity from Clear Lake. Pass-through expenses decreased $5.1 million from 1998 levels, reflecting lower sales.

________________________________________________________________________________________________________

     Transmission Expenses

     Transmission expenses decreased by $6.7 million for the year ended December 31, 2000, compared to 1999, due to the change in cost allocation described in "TNMP Operating Revenues," above.

     Transmission expenses increased $7.0 million in 1999, from the same period in 1998. The higher expenses were due to discontinued reimbursements in accordance with the Clear Lake settlement, and a new allocation of transmission costs that the PUCT approved in July 1999. The increased transmission expense approved by the PUCT resulted from the termination of the majority of the TXU purchased power contract at the beginning of 1999. While terminating the contract has produced purchased power savings, these savings have been partially offset by these higher transmission payments. The change in cost allocation described in "TNMP Operating Revenues," above partially offsets these increases.

     Other Operating Expenses

     In 2000, other operating expenses were $4.8 million higher than in 1999. This increase is primarily due to higher payroll costs, an increase in the proportion of total payroll charged to operating expenses, and increased medical costs.

     Other operating expenses in 1999 increased slightly, by $0.7 million, compared to 1998.

     Interest Charges

     Interest charges decreased by $2.6 million for the year ended December 31, 2000, compared to 1999, due to lower interest rates on the Backstop Facility and the $315 Million Credit Facility used to refinance TNMP debt, as discussed in Note 8, and lower debt balances.

     During 1999, interest charges decreased $10.6 million from 1998 levels due to the issuance of $175 million of 6.25% senior notes, which replaced $130 million of 12.5% secured debentures and borrowings against the credit facilities.

     Charge for Recovery of Stranded Plant

     Charge for recovery of stranded plant was $18.3 million for the year ended December 31, 2000, a decrease of $5.1 million as compared to 1999. As noted in "Overall Results," TNMP's earnings are capped at a 10.53 percent return on rate base. During 2000, TNMP has reduced its overall cost of debt, thereby increasing the allowed return on equity used in calculating excess earnings. This increase in allowed equity return is primarily responsible for the decreases in charges for recovery of stranded plant. The decrease also reflects adjustments to 1998 and 1999 excess earnings discussed earlier in Overall Results - TNMP.

     TNMP recorded a charge for recovery of stranded plant of $23.4 million in 1999.

     Factors Affecting TNP

     Other Operating Expenses

     Other operating expenses for 2000 increased $2.8 million compared to 1999. This increase is primarily due to a one-time charge of approximately $5.6 million for severance and retirement benefits due to the change in control resulting from the Merger. The increase was partially offset by a reduction in ongoing activity following the closing of the Merger.

     Other operating expenses in 1999 increased $3.2 million from 1998 levels, due primarily to legal and outside consultant fees related to the Merger.

     Depreciation and Amortization

     Beginning in the second quarter of 2000, TNP began amortizing goodwill associated with the Merger over 25 years. Goodwill amortization was $8.5 million for the year ended December 31, 2000.

     Interest Charges

     TNP incurred interest expense of $33.4 million for the year ended December 31, 2000, on the debt issued in connection with the Merger. That amount was $32.7 million higher than the pre-merger interest expense incurred in 1999.

________________________________________________________________________________________________________

     Other Income and Deductions (net)

     Other income and deductions increased by $3.2 million in 2000 over 1999. The increase reflects a 1999 charge of $2.8 million to write off certain nonregulated business ventures. The 1999 charge is also primarily responsible for the $3.0 million decrease in other income and deductions (net) in 1999 from 1998.

     Dividends on Preferred Stock

     As discussed in Note 9, TNP issued preferred stock to finance the Merger. Dividends on preferred stock were $11.0 million in 2000.

     Discontinued Operations

     Operating results in 1998 included a $12.7 million loss associated with FWI's discontinued operations as discussed in Note 4.

Liquidity and Capital Resources

     TNMP Liquidity

     The main sources of liquidity for TNMP are cash flow from operations and borrowings from its $315 Million Credit Facility. TNMP's cash flow from operations in 2000 of $90.4 million was $13.6 million higher than cash flow from operations in 1999 due primarily to higher receipts from customers and lower income tax payments partially offset by higher payments for fuel, purchased power and interest. Cash flow from operations in 1999 was $76.8 million, $22.5 million lower than in 1998. The lower cash flows from operations are attributable to refunds under the Transition Plan and higher tax payments.

     As discussed in Note 8, TNMP repurchased all $140.0 million of its Series A Secured Debentures and retired the $100.0 million of its Series U First Mortgage bonds upon their maturity during the second and third quarters of 2000, using funds from the Backstop Facility and an existing bank facility. Note 8 also discusses TNMP's establishment of the $315 Million Credit Facility, and the use of funds from it to refinance the amounts outstanding on the Backstop Facility and its existing bank facility .

     As discussed in Note 3, TNMP has an under-recovered balance of fuel and energy-related purchased power costs in Texas of $37.3 million as of December 31, 2000. Note 3 also discusses changes to TNMP's fuel factor resulting from its December 2000 request to increase its fuel factor above the level requested in its June 2000 filing and implement a surcharge to recover its under-recovered balance of fuel and energy-related purchased power costs incurred in April through September 2000. TNMP may request changes in its fuel factor until December 31, 2001.

     TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under the $315 Million Credit Facility should be sufficient to meet working capital requirements at least through 2001.

     TNP Liquidity

     TNP's main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of TNMP and the distribution of those earnings in the form of cash dividends, as well as tax payments from TNMP due under a tax sharing agreement between TNP and TNMP. TNP has a $25 million revolving credit facility that may be used to provide working capital and meet other requirements. The revolving credit facility was put in place at the time of the Merger. As of December 31, 2000, TNP had no borrowings against the revolving credit facility, and the entire $25 million was available to TNP.

     Cash dividends from TNMP to TNP are limited by restrictions included in TNMP's debt indentures and bank agreements. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP's ability to pay cash dividends to TNP. For the year ended December 31, 2000, TNMP paid dividends of $27.5 million to TNP.

     During 2000, TNMP made tax sharing payments to TNP of $10.1 million.

     During 2000, TNP's cash flow from operations was $9.4 million lower than in 1999 due to interest payments on debt to finance the Merger, partially offset by TNMP's increased cash flow described above. TNP's cash flow from operations in 1999 was $1.7 million higher than in 1998 due to reduced expenditures for nonregulated activities.

     Management believes that dividends from TNMP, payments from TNMP under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP's working capital requirements at least through 2001.

________________________________________________________________________________________________________

   TNP Capital Resources

     With the closing of the Merger, TNP's capital structure became highly leveraged. As of December 31, 2000, TNP's common equity, preferred equity and long-term debt ratios were 8.3 percent, 9.9 percent and 81.8 percent, respectively, compared to common equity, preferred equity and long-term debt ratios of 42.5 percent, 0.2 percent and 57.3 percent as of December 31, 1999, respectively.

     TNP's capital requirements through 2005 are projected to be as follows (amounts in millions):
	2001	2002	2003	2004	2005
Senior credit facility maturities (see Note 8)	$1.6	$1.6	$1.6	$1.6	$76.8

   TNMP Capital Resources

     During 2000, TNMP reduced debt levels, resulting in improvement of its capital ratios. As of December 31, 2000, TNMP's common equity and long-term debt ratios were 43.1 percent and 56.9 percent, respectively, compared to common equity and long-term debt ratios of 41.4 percent and 58.4 percent as of December 31, 1999, respectively.

     TNMP's capital requirements through 2005 are projected to be as follows (amounts in millions):
	2001	2002	2003	2004	2005
$315 million credit facility maturity (see Note 8)	$ -	$ -	$ 252.0	$ -	$ -
Capital expenditures	44.0	44.0	44.0	44.0	44.0
Total capital requirements	$ 44.0	$ 44.0	$ 296.0	$ 44.0	$ 44.0

Other Matters

   Year 2000

     TNMP actively addressed the Year 2000 issue (Y2K) throughout its operating and office environments. As a result of its Y2K planning and preparation, TNMP experienced no disruption of service or any other material effect in any of its computer systems that serve critical business areas - generation, transmission, distribution, energy management and corporate information systems.

     Changes in Accounting Standards

     TNP and TNMP adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as extended and amended, effective January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of TNP or TNMP.

     Ongoing implementation issues currently being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS 133. In its normal course of business, TNMP enters into electricity contracts that include "swing" components for additional purchases or sales of electricity. TNMP and its customers use these contracts to meet electricity requirements. TNMP evaluated these contracts and determined that they qualify for the normal purchases and sales exception as provided by SFAS 133. In October 2000, the DIG reached a tentative conclusion that option contracts, which could potentially include these commodity "swing" contracts, do not qualify for such exception. If the FASB approves this tentative conclusion, TNMP would be required to account for these contracts as derivatives. TNMP is not required to apply DIG conclusions until after FASB approves such conclusions.

     TNMP is unable to determine the precise impact related to the electricity contracts discussed above until such time as the FASB has approved the tentative conclusion and TNMP has had time to evaluate the effect. There are a number of other issues pending before the DIG that may have an impact on the application of this statement. TNMP is unable to predict the outcome of these issues.

________________________________________________________________________________________________________

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     TNP's and TNMP's involvement in the trading of market risk sensitive instruments is minimal and does not have a material impact to either company's financial condition or results of operations. As noted in Item 1, "Sources and Cost of Energy," TNMP's exposure to changes in the prevailing market price of power has increased. This exposure is due to TNMP's greater reliance on shorter term contracts and, as also discussed in Item 1, "Sources and Cost of Energy," the fact that TNMP no longer passes the demand component of purchased power costs directly through to its customers. As a result, TNMP is exposed to the risk of executing new purchased power contracts at future market prices. Conversely, TNMP has the opportunity to benefit from a favorable market for purchased power. During 2000, the market price of natural gas increased significantly, and TNMP's costs of purchased power increased in concert with the changes in natural gas prices.

     TNP and TNMP manage their exposure to interest rate risk through the proportion of fixed rate debt to variable rate debt in their total debt portfolio. To manage this mix, TNP or TNMP may enter into interest rate collars that allow interest rates on variable rate debt to move only within specified floor and ceiling levels. TNP's ratio of fixed rate debt to total debt was 52 percent and 94 percent at December 31, 2000 and 1999, respectively. TNMP's ratio of fixed rate debt to total debt was 41 percent and 94 percent at December 31, 2000 and 1999, respectively. The changes in the ratios reflect issuance of variable rate debt by TNP to finance the Merger, and the refinancing of fixed rate debt at TNMP with variable rate debt, primarily in connection with the Merger. Neither TNP nor TNMP had interest rate collars outstanding at December 31, 2000.

________________________________________________________________________________________________________

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors of TNP Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of TNP Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of income (loss), cash flows and common shareholders' equity for the nine-month period ended December 31, 2000, and the three-month period ended March 31, 2000 (Predecessor Company Operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Enterprises, Inc. and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the nine-month period ended December 31, 2000 and the three-month period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2001

________________________________________________________________________________________________________

INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors of Texas-New Mexico Power Company:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Texas-New Mexico Power Company and subsidiaries (the Company) as of December 31, 2000, and the related consolidated statements of income, cash flows and common shareholder's equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries at December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 28, 2001

________________________________________________________________________________________________________

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of TNP Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of TNP Enterprises, Inc. (a Texas corporation) (the "Company") as of December 31, 1999, and the related consolidated statements of income, common shareholders' equity and cash flows for the years ended December 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Fort Worth, Texas

February 16, 2000

________________________________________________________________________________________________________

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder and Board of Directors of Texas-New Mexico Power Company:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Texas-New Mexico Power Company (a Texas corporation) (the "Company") as of December 31, 1999, and the related consolidated statements of income, common shareholder's equity and cash flows for the years ended December 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Fort Worth, Texas
February 16, 2000

________________________________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

		Predecessor
		_________________________________________________
	Nine Months Ended	Three Months Ended	Years Ended December 31,
	December 31, 2000	March 31, 2000	1999	1998
	(In thousands)

OPERATING REVENUES	$ 519,509	$ 124,526	$ 576,150	$ 585,941
	_________________	_________________	_________________	_________________
OPERATING EXPENSES:
Purchased power and fuel	288,911	59,550	279,587	315,949
Other operating and maintenance	78,091	29,398	106,634	95,661
Depreciation and amortization	39,646	10,230	39,295	38,056
Charge for recovery of stranded plant	16,677	1,629	23,376	-
Taxes other than income taxes	27,680	7,941	33,746	36,014
Income taxes	5,100	1,745	19,120	15,480
	_________________	__________________	_________________	_________________
Total operating expenses	456,105	110,493	501,758	501,160
	_________________	__________________	_________________	_________________
NET OPERATING INCOME	63,404	14,033	74,392	84,781
	_________________	__________________	_________________	_________________
OTHER INCOME (LOSS):
Other income and deductions, net	1,655	465	(2,348)	1,363
Income taxes	(482)	(131)	1,866	(125)
	_________________	__________________	_________________	_________________
Other income (loss), net of taxes	1,173	334	(482)	1,238
	_________________	__________________	_________________	_________________
INCOME BEFORE INTEREST CHARGES	64,577	14,367	73,910	86,019
	_________________	__________________	_________________	_________________
INTEREST CHARGES:
Interest on long-term debt	57,744	9,626	38,538	48,393
Other interest and amortization of debt-related costs	5,625	888	5,205	5,492
	_________________	__________________	_________________	_________________
Total interest charges	63,369	10,514	43,743	53,885
	_________________	__________________	_________________	_________________
INCOME FROM CONTINUING OPERATIONS	1,208	3,853	30,167	32,134

Loss from discontinued nonregulated operations, net of taxes (Note 4)	-	-	-	12,710
	_________________	__________________	_________________	_________________
NET INCOME	1,208	3,853	30,167	19,424
Dividends on preferred stock and other	10,987	5	(19)	150
	_________________	__________________	_________________	_________________
INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ (9,779)	$ 3,848	$ 30,186	$ 19,274
	_________________	__________________	_________________	_________________
	_________________	__________________	_________________	_________________
The accompanying notes are an integral part of these consolidated financial statements.
-27-
_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Predecessor
		_______________________________________________________
	Nine	Three
	Months Ended	Months Ended	Years Ended December 31,
	December 31, 2000	March 31, 2000	1999	1998
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 478,000	$ 102,091	$ 532,237	$ 600,596
Purchased power and fuel costs paid	(269,199)	(63,613)	(291,384)	(318,616)
Cash paid for payroll and to other suppliers	(62,956)	(24,234)	(89,455)	(116,852)
Interest paid, net of amounts capitalized	(47,195)	(14,690)	(35,527)	(51,592)
Income taxes paid	(3,944)	5,500	(7,527)	(6,825)
Other taxes paid	(17,791)	(17,089)	(34,140)	(35,089)
Other operating cash receipts and payments, net	113	147	353	1,250
	____________________	_________________	__________________	__________________
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	77,028	(11,888)	74,557	72,872
	____________________	_________________	__________________	__________________

CASH FLOWS FROM INVESTING ACTIVITIES:
Merger costs, net of cash aquired	(605,346)	-	-	-
Additions to utility plant	(34,088)	(9,200)	(41,144)	(37,534)
Additions to other property and nonregulated investments	702	-	100	(1,020)
Withdrawals from (deposits to) escrow account	-	-	1,902	(1,902)
	____________________	_________________	__________________	__________________
NET CASH USED IN INVESTING ACTIVITIES	(638,732)	(9,200)	(39,142)	(40,456)
	____________________	_________________	__________________	__________________

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	(6,919)	(3,926)	(15,640)	(14,729)
Borrowings from (repayments to) revolving credit facilities - net:
TNMP $315 million facility	252,000	-	-	-
TNP 1998 facility	-	-	(9,000)	9,000
TNMP 1996 facility	(47,000)	21,000	(54,000)	(20,000)
Issuances:
TNP senior subordinated notes	275,000	-	-	-
TNP term loan	160,000	-	-	-
TMNP senior notes, net of discount	-	-	174,164	-
TNP preferred stock, net of discount	104,075	-	-	-
TNP common stock	100,000	1,202	4,167	5,355
Financing costs	(24,608)	-	(1,588)	(7,382)
Redemptions:
TNMP first mortgage bonds	(100,000)	-	-	(8,000)
TNMP secured debentures	(140,000)	-	(130,000)	-
TNP term loan	(1,200)	-	-	-
TNMP preferred stock, net of gain	(1,534)	(117)	(1,278)	(180)
FWI debt	-	-	-	(141)
	____________________	_________________	__________________	__________________

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	569,814	18,159	(33,175)	(36,077)
	____________________	_________________	__________________	__________________

NET CHANGE IN CASH AND CASH EQUIVALENTS	8,110	(2,929)	2,240	(3,661)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	14,456	12,216	15,877
	____________________	_________________	__________________	__________________
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 8,110	$ 11,527	$ 14,456	$ 12,216
	____________________	_________________	__________________	__________________
	____________________	_________________	__________________	__________________

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$ 1,208	$ 3,853	$ 30,167	$ 19,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,646	10,230	39,295	38,056
Charge for recovery of stranded plant	16,677	1,629	23,376	-
Purchased power settlement adjustment	-	(2,425)	-	-
Amortization of debt-related costs and other deferred charges	5,735	957	8,044	7,390
Allowance for funds used during construction	(355)	(82)	(933)	(228)
Deferred income taxes	3,398	2,541	6,535	4,722
Investment tax credits	(1,066)	(401)	2,205	1,281
Deferred purchased power and fuel costs	(14,894)	(2,233)	(20,425)	894

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(12,253)	(1,021)	(2,429)	2,630
Accounts payable	21,112	(2,740)	(7,711)	976
Accrued interest	11,122	(4,990)	3,400	(2,303)
Accrued taxes	9,016	(3,825)	(1,472)	(3,299)
Reserve for customer refund	1,035	838	(10,289)	10,971
Changes in other current assets and liabilities	1,407	(14,601)	11,291	(4,845)
Clear Lake settlement payment	-	-	(8,000)	-
Other, net	(4,760)	382	1,503	(2,797)
	____________________	_________________	__________________	__________________
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 77,028	$ (11,888)	$ 74,557	$ 72,872
	____________________	_________________	__________________	__________________
	____________________	_________________	__________________	__________________

The accompanying notes are an integral part of these consolidated financial statements.

28
_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

			Predecessor
	2000		1999
		(In thousands)
ASSETS
UTILITY PLANT:
Electric plant	$ 818,247		$ 1,288,104
Construction work in progress	1,508		2,501
	____________		_____________
Total	819,755		1,290,605
Less accumulated depreciation	27,566		382,627
	____________		_____________
Net utility plant	792,189		907,978
	____________		_____________

OTHER PROPERTY AND INVESTMENTS, at cost	3,636		4,243
	____________		_____________
CURRENT ASSETS:
Cash and cash equivalents	8,110		14,456
Accounts receivable	21,658		8,384
Inventories, at lower of average cost or market:
Fuel	406		575
Materials and supplies	3,990		3,834
Deferred purchased power and fuel costs	1,977		304
Other current assets	695		635
	____________		_____________
Total current assets	36,836		28,188
	____________		_____________
LONG-TERM AND OTHER ASSETS:
Goodwill	281,870		-
Recoverable stranded costs	119,857		19,256
Deferred purchased power and fuel costs	37,251		21,797
Deferred charges	57,092		19,737
	____________		_____________
Total long-term and other assets	496,070		60,790
	____________		_____________
	$ 1,328,731		$ 1,001,199
	____________		_____________
	____________		_____________
CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
Common shareholders' equity:
Common stock - no par value per share. Authorized 1,000,000 and
50,000,000 shares; issued 100 and 13,416,556 shares	$ 100,000		$ 196,685
Retained earnings (deficit)	(13,380)		130,425
	____________		_____________
Total common shareholders' equity	86,620		327,110

Redeemable cumulative preferred stock	104,393		1,664
Long-term debt, less current maturities	858,527		340,244
	____________		_____________
Total capitalization	1,049,540		669,018
	____________		_____________

CURRENT LIABILITIES:
Current maturities of long-term debt	1,600		100,000
Accounts payable	38,672		20,300
Accrued interest	14,552		8,420
Accrued taxes	18,009		12,818
Customers' deposits	3,945		3,786
Accumulated deferred income taxes	13,427		7,543
Reserve for customer refund	2,555		682
Other current liabilities	15,862		29,720
	____________		_____________
Total current liabilities	108,622		183,269
	____________		_____________
LONG-TERM AND OTHER LIABILITIES:
Regulatory tax liabilities	6,371		6,633
Accumulated deferred income taxes	98,353		97,196
Accumulated deferred investment tax credits	22,377		23,978
Deferred credits	43,468		21,105
	____________		_____________
Total long-term and other liabilities	170,569		148,912
	____________		_____________
COMMITMENTS AND CONTINGENCIES (Note 10)	____________		_____________
	$ 1,328,731		$ 1,001,199
	____________		_____________
	____________		_____________

The accompanying notes are an integral part of these consolidated financial statements.
29
_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31,

							Predecessor
					2000		1999
						(In thousands)
COMMON SHAREHOLDERS' EQUITY
Common stock with no par value per share
Authorized shares - 1,000,000 and 50,000,000
Outstanding shares - 100 in 2000 and 13,416,556 in 1999					$ 100,000		$ 196,685
Retained earnings (deficit)					(13,380)		130,425
					____________		_____________
Total common shareholders' equity					86,620		327,110
					____________		_____________
PREFERRED STOCK
Preferred stock with no par value
Authorized shares - 5,000,000
Outstanding shares - None

Redeemable cumulative preferred stock of TNMP with $100 par value
Authorized shares - 1,000,000

		Redemption
		price at TNMP's	Outstanding shares
		option	2000	1999
Series B	4.65%	$ 100.00	-	8,390	-		839
Series C	4.75%	100.00	-	8,250	-		825
			__________	__________	____________		_____________
Total TNMP redeemable cumulative preferred stock			-	16,640	-		1,664
			__________	__________

Senior Redeemable cumulative preferred stock of TNP with no par value
Authorized shares - 2,000,000

		Redemption
		price at TNP's	Outstanding shares
		option	2000	1999
Senior redeemable including accrued dividends
	14.50%	$ 1,145.00	105,075	-	104,393		-
					____________		_____________
Total redeemable cumulative preferred stock					104,393		1,664
					____________		_____________

LONG-TERM DEBT
FIRST MORTGAGE BONDS
TNMP Series U, 9.25% due 2000					-		100,000

SENIOR NOTES
TNP 10.25% due 2010					275,000		-
TNMP 6.25% due 2009					175,000		175,000
TNMP unamortized discount					(673)		(756)

SECURED DEBENTURES
TNMP Series A, 10.75% due 2003					-		140,000

REVOLVING CREDIT FACILITIES
TNMP 1996 facility					-		26,000
TNMP $315 million facility					252,000		-

TERM LOAN
TNP variable rate due 2006					158,800		-
					____________		_____________
Total long-term debt					860,127		440,244
Less current maturities					(1,600)		(100,000)
					____________		_____________
Total long-term debt, less current maturities					858,527		340,244
					____________		_____________

TOTAL CAPITALIZATION					$ 1,049,540		$ 669,018
					____________		_____________
					____________		_____________
The accompanying notes are an integral part of these consolidated financial statements.

30
_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shareholders' Equity
	Common Stock		Other paid-	Retained
	Shares	Amount	in capital	Earnings	Total
	(Dollars in thousands)
PREDECESSOR
YEAR ENDED DECEMBER 31, 1998
Balance at January 1, 1998	13,132,821	$ 187,163	$ -	$ 111,078	$ 298,241
Net income	-	-	-	19,424	19,424
Dividends on preferred stock	-	-	-	(150)	(150)
Dividends on common stock - $1.10 per share	-	-	-	(14,579)	(14,579)
Sale of common stock	161,175	5,355	-	-	5,355
Gain on retirement of preferred stock	-	-	-	3	3
	_______________	_____________	_____________	_____________	___________
Balance at December 31, 1998	13,293,996	192,518	-	115,776	308,294

YEAR ENDED DECEMBER 31, 1999
Net income	-	-	-	30,167	30,167
Dividends on preferred stock	-	-	-	(99)	(99)
Dividends on common stock - $1.16 per share	-	-	-	(15,537)	(15,537)
Sale of common stock	122,560	4,167	-	-	4,167
Gain on retirement of preferred stock	-	-	-	118	118
	_______________	_____________	_____________	_____________	___________
Balance at December 31, 1999	13,416,556	196,685	-	130,425	327,110

THREE MONTHS ENDED MARCH 31, 2000
Net income	-	-	-	3,853	3,853
Dividends on preferred stock	-	-	-	(18)	(18)
Dividends on common stock - $0.29 per share	-	-	-	(3,908)	(3,908)
Sale of common stock	28,938	1,202	-	-	1,202
Gain on retirement of preferred stock	-	-	-	13	13
	______________	_____________	_____________	_____________	___________
Balance at March 31, 2000	13,445,494	197,887	-	130,365	328,252

SUCCESSOR
Acquisition of predecessor (Note 2)	(13,445,494)	(197,887)		(130,365)	(328,252)
	_______________	_____________	_____________	_____________	___________

NINE MONTHS ENDED DECEMBER 31, 2000
Net income	-	-	-	1,208	1,208
Dividends on preferred stock	-	-	-	(10,725)	(10,725)
Issuance of common stock	100	100,000	-	-	100,000
Capital contribution from SW Acquisition	-	-	3,754	-	3,754
Preferred stock issuance costs	-	-	(3,754)	(3,601)	(7,355)
Preferred stock discount and warrant accretion	-	-	-	(262)	(262)
	_______________	_____________	_____________	_____________	___________
Balance at December 31, 2000	100	$100,000	$ -	$ (13,380)	$ 86,620
	_______________	_____________	_____________	_____________	___________
	_______________	_____________	_____________	_____________	___________

The accompanying notes are an integral part of these consolidated financial statements.

31
_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,

	2000	1999	1998
	(In thousands)

OPERATING REVENUES	$ 644,035	$ 576,093	$ 585,892
	________________________	_________________________	____________________
OPERATING EXPENSES:
Purchased power and fuel	348,461	279,587	315,949
Other operating and maintenance	97,466	99,390	91,663
Depreciation of utility plant	41,353	39,295	38,054
Charge for recovery of stranded plant	18,306	23,376	-
Taxes other than income taxes	34,615	33,296	36,298
Income taxes	22,375	20,799	16,863
	________________________	_________________________	____________________
Total operating expenses	562,576	495,743	498,827
	________________________	_________________________	____________________
NET OPERATING INCOME	81,459	80,350	87,065
	________________________	_________________________	____________________
OTHER INCOME:
Other income and deductions, net	1,626	1,940	1,035
Income taxes	(606)	277	(52)
	________________________	_________________________	____________________
Other income, net of taxes	1,020	2,217	983
	________________________	_________________________	____________________
INCOME BEFORE INTEREST CHARGES	82,479	82,567	88,048
	________________________	_________________________	____________________
INTEREST CHARGES:
Interest on long-term debt	35,231	37,919	48,342
Other interest and amortization of debt-related costs	5,291	5,205	5,385
	________________________	_________________________	____________________
Total interest charges	40,522	43,124	53,727
	_____________________	_________________________	____________________
NET INCOME	41,957	39,443	34,321
Dividends on preferred stock and other	38	(19)	150
	________________________	_________________________	____________________
INCOME APPLICABLE TO COMMON STOCK	$ 41,919	$ 39,462	$ 34,171
	________________________	_________________________	____________________
	________________________	_________________________	____________________

The accompanying notes are an integral part of these consolidated financial statements.

32
_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2000	1999	1998
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 578,345	$ 528,552	$ 579,482
Purchased power and fuel costs paid	(332,812)	(291,384)	(318,616)
Cash paid for payroll and to other suppliers	(75,141)	(74,372)	(72,590)
Interest paid, net of amounts capitalized	(37,345)	(34,924)	(51,545)
Income taxes paid	(8,468)	(17,592)	(2,786)
Other taxes paid	(33,933)	(33,540)	(35,492)
Other operating cash receipts and payments, net	(238)	100	864
	________________	______________	______________
NET CASH PROVIDED BY OPERATING ACTIVITIES	90,408	76,840	99,317
	________________	______________	______________
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(43,251)	(40,911)	(37,506)
Withdrawals from (deposits to) escrow account	-	1,902	(1,902)
Proceeds from other investments	102	-	-
	________________	______________	______________
CASH FLOWS USED IN INVESTING ACTIVITIES	(43,149)	(39,009)	(39,408)
	________________	______________	______________
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	(27,554)	(29,102)	(19,249)
Borrowings from (repayments to) revolving credit facilities - net:
$315 million facility	252,000	-	-
1996 facility	(26,000)	(54,000)	(20,000)
Issuances:
Senior notes, net of discount	-	174,164	-
Financing costs	(5,443)	(1,590)	(7,275)
Redemptions:
First mortgage bonds	(100,000)	-	(8,000)
Secured debentures	(140,000)	(130,000)	-
Preferred stock, net of gain	(1,651)	(1,278)	(180)
	________________	______________	______________
NET CASH USED IN FINANCING ACTIVITIES	(48,648)	(41,806)	(54,704)
	________________	______________	______________
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,389)	(3,975)	5,205
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,002	7,977	2,772
	________________	______________	______________
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 2,613	$ 4,002	$ 7,977
	________________	______________	______________
	________________	______________	______________
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$ 41,957	$ 39,443	$ 34,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of utility plant	41,353	39,295	38,054
Charge for recovery of stranded plant	18,306	23,376	-
Purchased power settlement adjustment	(2,425)	-	-
Amortization of debt-related costs and other deferred charges	5,470	8,044	7,281
Allowance for funds used during construction	(437)	(933)	(228)
Deferred income taxes	10,083	6,716	9,559
Investment tax credits	(1,601)	2,149	1,173
Deferred purchased power and fuel costs	(17,127)	(20,425)	894

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(15,021)	(5,424)	1,419
Accounts payable	18,252	(6,814)	2,029
Accrued interest	(1,468)	3,384	(2,319)
Accrued taxes	6,994	(6,260)	2,698
Reserve for customer refund	1,873	(10,289)	10,971
Changes in other current assets and liabilities	(13,084)	15,688	(5,904)
Clear Lake settlement payment	-	(8,000)	-
Other, net	(2,717)	(3,110)	(631)
	________________	______________	______________
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 90,408	$ 76,840	$ 99,317
	________________	______________	______________
	________________	______________	______________

The accompanying notes are an integral part of these consolidated financial statements.

33
_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS
December 31,
	2000	1999
	(In thousands)
ASSETS
UTILITY PLANT:
Electric plant	$ 1,326,296	$ 1,288,080
Construction work in progress	1,508	2,501
	________________	______________
Total	1,327,804	1,290,581
Less accumulated depreciation	415,816	382,627
	________________	______________
Net utility plant	911,988	907,954
	________________	______________
OTHER PROPERTY AND INVESTMENTS, at cost	206	213
	________________	______________
CURRENT ASSETS:
Cash and cash equivalents	2,613	4,002
Accounts receivable	21,368	6,347
Inventories, at lower of average cost or market:
Fuel	406	575
Materials and supplies	3,990	3,834
Deferred purchased power and fuel costs	1,977	304
Other current assets	641	356
	________________	______________
Total current assets	30,995	15,418
	________________	______________
LONG-TERM AND OTHER ASSETS:
Recoverable stranded costs	-	19,256
Deferred purchased power and fuel costs	37,251	21,797
Deferred charges	18,057	19,757
	________________	______________
Total long-term and other assets	55,308	60,810
	________________	______________
	$ 998,497	$ 984,395
	________________	______________
	________________	______________
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholder's equity:
Common stock, $10 par value per share
Authorized 12,000,000 shares; issued 10,705 shares	$ 107	$ 107
Capital in excess of par value	222,149	222,149
Retained earnings	100,721	90,302
	________________	______________
Total common shareholder's equity	322,977	312,558
Redeemable cumulative preferred stock	-	1,664
Long-term debt, less current maturities	426,327	340,244
	________________	______________
Total capitalization	749,304	654,466
	________________	______________
CURRENT LIABILITIES:
Current maturities of long-term debt	-	100,000
Accounts payable	38,326	20,074
Accrued interest	6,920	8,388
Accrued taxes	21,183	14,189
Customers' deposits	3,945	3,786
Accumulated deferred income taxes	13,767	8,434
Reserve for customer refund	2,555	682
Other current liabilities	19,044	28,015
	________________	______________
Total current liabilities	105,740	183,568
	________________	______________
LONG-TERM AND OTHER LIABILITIES:
Regulatory tax liabilities	6,371	6,633
Accumulated deferred income taxes	100,177	95,165
Accumulated deferred investment tax credits	22,377	23,978
Deferred credits	14,528	20,585
	________________	______________
Total long-term and other liabilities	143,453	146,361
	________________	______________
COMMITMENTS AND CONTINGENCIES (Note 10)
	________________	______________
	$ 998,497	$ 984,395
	________________	______________
	________________	______________

The accompanying notes are an integral part of these consolidated financial statements.

34
_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31,

						2000	1999
						(In thousands)
COMMON SHAREHOLDER'S EQUITY
Common stock, $10 par value per share
Authorized shares - 12,000,000
Outstanding shares - 10,705						$ 107	$ 107
Capital in excess of par value						222,149	222,149
Retained earnings						100,721	90,302
						_____________	_____________
	Total common shareholder's equity					322,977	312,558
						_____________	_____________

PREFERRED STOCK
Redeemable cumulative preferred stock with $100 par value
	Authorized shares - 1,000,000

			Redemption
			price at TNMP's	Outstanding shares
			option	2000	1999
	Series B	4.65%	$ 100.00	-	8,390	-	839
	Series C	4.75%	100.00	-	8,250	-	825
				__________	__________	_____________	_____________
	Total redeemable cumulative preferred stock			-	16,640	-	1,664
				__________	__________	_____________	_____________

LONG-TERM DEBT
FIRST MORTGAGE BONDS
	Series U, 9.25% due 2000					-	100,000

SENIOR NOTES
	6.25% due 2009					175,000	175,000
	Unamortized discount					(673)	(756)

SECURED DEBENTURES
	Series A, 10.75% due 2003					-	140,000

REVOLVING CREDIT FACILITIES
	1996 facility					-	26,000
	$315 million facility					252,000	-
						_____________	_____________
	Total long-term debt					426,327	440,244
	Less current maturities					-	(100,000)
						_____________	_____________
	Total long-term debt, less current maturities					426,327	340,244
						_____________	_____________
TOTAL CAPITALIZATION						$ 749,304	$ 654,466
						_____________	_____________
						_____________	_____________
The accompanying notes are an integral part of these consolidated financial statements.

35
_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Shareholder's Equity
	__________________________________________________
			Capital in
	Common Stock		Excess of	Retained
	Shares	Amount	Par Value	Earnings	Total
	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 1998
Balance at January 1, 1998	10,705	$ 107	$ 222,146	$ 64,768	$ 287,021
Net income	-	-	-	34,321	34,321
Dividends on preferred stock	-	-	-	(150)	(150)
Dividends on common stock	-	-	-	(19,099)	(19,099)
Gain on retirement of preferred stock	-	-	3	-	3
	_______	_________	_________	_________	_________
Balance at December 31, 1998	10,705	107	222,149	79,840	302,096

YEAR ENDED DECEMBER 31, 1999
Net income	-	-	-	39,443	39,443
Dividends on preferred stock	-	-	-	(99)	(99)
Dividends on common stock	-	-	-	(29,000)	(29,000)
Gain on retirement of preferred stock	-	-	-	118	118
	_______	_________	_________	_________	_________
Balance at December 31, 1999	10,705	107	222,149	90,302	312,558

YEAR ENDED DECEMBER 31, 2000
Net income	-	-	-	41,957	41,957
Dividends on preferred stock	-	-	-	(51)	(51)
Dividends on common stock	-	-	-	(31,500)	(31,500)
Gain on retirement of preferred stock	-	-	-	13	13
	_______	_________	_________	_________	_________
Balance at December 31, 2000	10,705	$ 107	$222,149	$ 100,721	$ 322,977
	_______	_________	_________	_________	_________
	_______	_________	_________	_________	_________

The accompanying notes are an integral part of these consolidated financial statements.
36
_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
Notes to Consolidated Financial Statements

     The notes to the consolidated financial statements pertain to both TNP and TNMP, except in instances where the note indicates that it applies only to TNP or TNMP.

Note 1.   Summary of Significant Accounting Policies

     General Information.  The consolidated financial statements of TNP and subsidiaries include the accounts of TNP and its wholly owned subsidiaries, TNMP, FWI, and TNP Operating Company. The consolidated financial statements of TNMP and subsidiaries include the accounts of TNMP and its wholly owned subsidiaries, TGC and TGC II. All intercompany transactions and balances have been eliminated in consolidation.

     TNMP is TNP's principal operating subsidiary. TNMP is a public utility engaged in generating, purchasing, transmitting, distributing, and selling electricity in Texas and New Mexico. TNMP is subject to PUCT and NMPRC regulation. Some of TNMP's activities, including the issuance of securities, are subject to FERC regulation, and its accounting records are maintained in accordance with FERC's Uniform System of Accounts. TNMP has one reportable segment.

     The use of estimates is required to prepare TNP's and TNMP's consolidated financial statements in conformity with generally accepted accounting principles. Management believes that estimates are essential and will not materially differ from actual results. However, adjustments may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the 2000 financial statements.

     Accounting for the Effects of Regulation.  As discussed in Note 3, legislation that establishes competition was enacted during 1999 in Texas and New Mexico. As a result, TNMP discontinued the application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," to the generation/power supply portion of its operations in Texas and New Mexico. Since the legislation affirmed the regulated nature of TNMP's transmission and distribution operations in both states, TNMP continues to apply SFAS 71 to its transmission and distribution operations.

     The legislation in both states provides for recovery of "stranded costs," the difference between the regulatory value of TNMP's investments in generation assets and purchased power contracts and the market price for energy in a competitive market. Any such stranded costs would be recoverable from TNMP's transmission and distribution customers.

     As a result of discontinuing SFAS 71 to the generation/power supply operations in Texas, the following accounting policy changes became effective:

  AFUDC is no longer accrued to generation-related construction projects. Interest is capitalized to these projects in accordance with SFAS 34, "Capitalization of Interest Cost."

  Under SFAS 71, TNMP deferred the gains or losses that arose when long-term debt was redeemed prior to maturity, and amortized those costs over the life of the new debt. Accordingly, gains or losses incurred for the early retirement of debt attributable to TNMP's generation/power supply operations are recorded in accordance with SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt."

     Utility Plant. TNMP's utility plant is stated at the historical cost of construction, which includes labor, materials, indirect charges for such items as engineering and administrative costs, and AFUDC or capitalized interest. Property repairs and replacement of minor items are charged to operating expenses; major replacements and improvements are capitalized to utility plant.

     As discussed in Note 2, TNP allocated its purchase price to the acquired assets (including utility plant) and liabilities based on fair values at the time of the acquisition.

     AFUDC is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation. Established regulatory practices enable TNMP to recover these costs from customers. The composite rate used for AFUDC was 9.6 percent in 2000, 10.6 percent in 1999 and 6 percent in 1998.

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

     Depreciation is provided on a straight-line method based on the estimated lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment's use. Depreciation as a percentage of average depreciable cost was 3.2 percent, 3.1 percent, and 3.2 percent in 2000, 1999, and 1998, respectively.

________________________________________________________________________________________________________

     Cash Equivalents. All highly liquid debt instruments with maturities of three months or less when purchased are considered cash equivalents.

     Customer Receivables and Operating Revenues. TNMP accrues estimated revenues for electricity delivered from the latest billing date to the end of the accounting period. TNMP, under a factoring arrangement with an unaffiliated company, sells its customer receivables on a nonrecourse basis. Amounts estimated to have been delivered, but remaining unbilled, are also sold in connection with this agreement.

     Purchased Power and Fuel Costs. In Texas, fuel and the energy-related portion of purchased power costs are recovered from customers through the fuel adjustment clause authorized by the PUCT. The demand-related portion of purchased power is recovered through base rates and is not subject to adjustment or future reconciliation. Therefore, any difference between the amount of demand-related purchased power recovered through TNMP's rates and the actual cost of such affects operating income.

     In New Mexico, TNMP recovers all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC. The purchased power recovery factor changes monthly to reflect over-collections or under-collections of purchased power costs.

     Deferred Charges. Costs incurred in issuing long-term debt and related discount and premium are deferred and amortized on a straight-line basis over the lives of the respective issues.

     Included in deferred charges are other assets that are expected to benefit future periods and certain costs that are deferred for ratemaking purposes and amortized over periods allowed by regulatory authorities.

     Income Taxes. TNP files a consolidated federal income tax return that includes its subsidiaries and the consolidated operations of TNMP. The amounts of income taxes recognized in TNMP's accompanying consolidated financial statements were computed as if TNMP and its subsidiaries filed a separate consolidated federal income tax return.

     ITC amounts utilized in the federal income tax return are generally deferred and amortized to earnings ratably over the estimated service lives of the related assets.

     Fair Values of Financial Instruments. Fair values of cash equivalents, temporary investments, and customer receivables approximated the carrying amounts because of the short maturities of those instruments.

     The estimated fair values of long-term debt and preferred stock were based on quoted market prices of the same or similar issues. The estimated fair values of TNP's financial instruments are as follows:
		December 31, 2000		December 31, 1999
		Carrying Amount	Fair Values	Carrying Amount	Fair Values
			(In thousands)
Assets
	Interest rate collars	$ -	$ -	$ 66	$ 3,578

Capitalization and Liabilities
	Long-term debt	860,127	858,738	440,244	420,731
	Preferred stock	104,393	105,075	1,664	1,664

     Reclassification. Certain items in 1998 and 1999 were reclassified to conform to the 2000 presentation.

     Changes in Accounting Standards

     TNP and TNMP adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as extended and amended effective January 1, 2001. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires the recognition of derivatives as either assets or liabilities in the balance sheet and the measurement of those instruments at fair value. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of TNP or TNMP.

     Ongoing implementation issues currently being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS 133. In its normal course of business, TNMP enters into electricity contracts that include "swing" components for additional purchases or sales of electricity. TNMP and its customers use these contracts to meet electricity requirements. TNMP evaluated these contracts and determined that they qualify for the normal purchases and sales exception as provided by SFAS 133. In October 2000, the DIG reached a tentative conclusion that option contracts, which could potentially include these commodity "swing" contracts, do not qualify for such exception. If the FASB approves this tentative conclusion, TNMP would be required to account for these contracts as derivatives. TNMP is not required to apply DIG conclusions until after FASB approves such conclusions.

________________________________________________________________________________________________________

     TNMP is unable to determine the precise impact related to the electricity contracts discussed above until such time as the FASB has approved the tentative conclusion and TNMP has had time to evaluate the effect. There are a number of other issues pending before the DIG that may have an impact on the application of this statement. TNMP is unable to predict the outcome of these issues.

Note 2.   Acquisition and Basis of Accounting for TNP

     On April 7, 2000, pursuant to an Agreement and Plan of Merger dated May 24, 1999, between TNP, ST Corp. and SW Acquisition, the parent of ST Corp., ST Corp. merged with and into TNP, the parent of TNMP. TNP is the surviving corporation in the Merger. SW Acquisition now holds all outstanding common stock of TNP. Upon closing, each share of TNP's common stock that was outstanding at the effective time of the merger was automatically converted into the right to receive $44.00 in cash. Prior to the merger, TNP common stock was traded on the New York Stock Exchange. As a result of the Merger, TNP common stock is no longer publicly held.

     SW Acquisition and ST Corp. funded the merger using a combination of debt and equity financing. SW Acquisition contributed $100 million in equity funding to ST Corp. ST Corp. secured financing for the merger through sales of debt and equity securities as discussed in Notes 8 and 9.

     The Merger was accounted for under the purchase method of accounting, as prescribed in Accounting Principles Board Opinion No. 16, "Business Combinations" (APB 16). Accordingly, TNP allocated the purchase price of approximately $616.9 million to the acquired assets and assumed liabilities based on their estimated fair values and recorded the excess purchase consideration of approximately $290.4 million as goodwill. For convenience, purchase accounting has been applied as of April 1, 2000. The consolidated financial statements of TNP for the periods ended before April 1, 2000, were prepared using TNP's historical basis of accounting and are designated as "predecessor." Predecessor TNP's Consolidated Statement of Income for the three months ended March 31, 2000, includes a net-of-tax charge of approximately $3.4 million for pre-merger severance and retirement benefits recorded between April 1, 2000, and April 7, 2000. The comparability of the financial position and operating results of the predecessor and the periods subsequent to the Merger are affected by the purchase accounting adjustments including the revaluation of TNP One (discussed below) and amortization of goodwill over a period of twenty-five years. As of December 31, 2000, accumulated amortization of goodwill was $8.5 million.

     If the Merger had occurred at the beginning of the years ended December 31, 2000 and 1999, the unaudited pro forma loss applicable to common stock would have been approximately $(17.8) million and $(20.3) million, respectively, as compared to TNP's reported income (loss) applicable to common stock of $(5.9) million and $30.2 million for the years ended December 31, 2000 and 1999, respectively. However, these results are not necessarily indicative of the results which would have been obtained had the Merger actually taken place on the dates indicated.

     The assets of TNP, with the exception of TNP One, its sole generating plant, are accounted for under the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." Due to the regulated nature of the business in which these assets are employed, TNP recorded these assets at their historical cost.

     In 2000, TNP, with the assistance of an independent third party, estimated the fair market value of TNP One to be approximately $309.7 million, at the time of the Merger. The difference between the fair market value of TNP One and its book value of approximately $431.9 million will be recoverable from TNMP's transmission and distribution customers under the provisions of Texas Senate Bill 7, which established retail competition for generation operations. Accordingly, TNP recorded a regulatory asset for recoverable stranded costs associated with TNP One of approximately $122.2 million, at the time of the Merger. The actual amount of recoverable stranded costs will be determined through one of the four market-based mechanisms included in Texas Senate Bill 7, and may differ from TNP's estimate.

     The estimate of TNP One's fair market value is dependent on a number of assumptions, including the future price of energy, and the future supply and demand for electricity. The evaluation of TNP's assets and liabilities is complete, and there are expected to be no other purchase accounting adjustments recorded to the financial statements.

     As conditions for approval of the Merger, TNMP made a number of commitments to both the NMPRC and PUCT. The commitments cover a wide range of financial, operational, electric reliability, and other standards that TNMP agreed to honor. TNMP made 55 commitments in New Mexico and Texas, of which 50 are currently in effect. TNMP monitors compliance on a monthly basis and could be subject to financial penalties for non-compliance with certain commitments. As of December 31, 2000, TNMP was in compliance with all commitments subject to penalties.

Note 3.   Regulatory Matters

     During 1999, legislation was passed in both Texas and New Mexico that establishes retail competition for generation operations. Retail competition is scheduled to begin in both New Mexico and Texas on January 1, 2002. The legislation in both states contains provisions that affect TNMP's operations, as discussed below.

________________________________________________________________________________________________________

   Texas

     Legislative Provisions. The 1999 legislation created the framework for Texas utilities' transition to retail competition. The legislation requires that electric service through December 31, 2001 be provided according to base rate tariffs in effect at September 1, 1999, but allows changes in the fixed fuel factor between September 1, 1999, and December 31, 2001. The legislation allows a utility to recover 100 percent of its verifiable stranded costs using a number of methods, including excess earnings, securitization and assessment of a competition transition charge. The legislation also established methods for first estimating and then quantifying stranded costs. The legislation requires utilities to unbundle their operations into three distinct businesses by January 1, 2002, consisting of regulated transmission and distribution operations, unregulated generation operations, and retail electric providers. Retail electric providers are entities that sell electricity to retail customers in Texas. Finally, the legislation established the price at which TNMP's affiliated retail electric provider must offer electricity to TNMP customers beginning January 1, 2002. That price, commonly called the "price-to-beat", is 6 percent lower than the rate in effect on January 1, 1999, adjusted to reflect a fuel factor that the PUCT will put into effect as of December 31, 2001.

     1998 Transition Plan. Prior to the legislation, TNMP had been operating under a voluntary Transition Plan approved by the PUCT in 1998. The Transition Plan covered a five-year period, and had provided for rate reductions, sharing of earnings in excess of 11.25 percent return on equity and recovery of stranded costs. It also included a provision requiring that TNMP conform the Plan to any legislation enacting competition in the electric utility industry.

     As part of the process of conforming the Transition Plan to the legislation, the PUCT issued a Declaratory Order in December 1999 stating that TNMP was required "to give effect to base rate reductions reflected in" the Transition Plan. Accordingly, TNMP reduced base rates for residential and commercial customers by 3 percent and 1 percent, respectively, effective January 1, 2000 and 2001. As a result, operating revenues decreased by $7.1 million in 2000. Operating revenues are estimated to decrease by $14.1 million in 2001 relative to 1999. The order also established that the 2000 and 2001 base rate reductions would offset the 6 percent rate reduction required by the "price-to-beat" provisions of the legislation, as previously described in the section "Texas - Legislative Provisions." TNMP will file information with the PUCT in May 2001 regarding its position with respect to all remaining conflicting provisions between the legislation and the Transition Plan.

     Excess Earnings.     As discussed above, TNMP has operated with an earnings cap since 1998. During 1998, TNMP's Transition Plan specified that earnings in excess of the earnings cap would be applied toward customer refunds and stranded cost recovery. In 1999 and 2000, the legislation discussed above provides excess earnings are to be applied solely for stranded cost recovery.

     1998 Excess Earnings.     In its original 1998 earnings report filing, TNMP reported that it had not earned in excess of the 11.25 percent return on equity established in the Transition Plan. On May 3, 2000, the PUCT issued a final order resolving two issues raised by ORA on August 16, 1999. The PUCT held in favor of TNMP that the effects of a 1999 refinancing should not be retroactively applied to 1998, but should be applied starting with the 1999 earnings report. However, the PUCT ordered TNMP to defer a $4.8 million purchased power dispute payment it made in 1998, and to amortize it over a four-year period, beginning in 1998 and ending in 2001. Accordingly, in March 2000 TNMP recorded a regulatory asset of $2.4 million, the unamortized balance of the $4.8 million payment and a corresponding reduction to purchased power expense.

     Based on the adjustment discussed above, TNMP earned $1.2 million more than the earnings cap for 1998. In accordance with the Transition Plan, the excess earnings will be shared equally between customer refunds and stranded cost recovery.

     1999 Excess Earnings.     On March 30, 2000, TNMP filed its Annual Report pursuant to Section 39.257 of the Public Utility Regulatory Act. The Annual Report details TNMP's calculation of excess earnings under the provisions of the legislation passed in 1999. The Annual Report showed that TNMP earned $22.0 million in excess of the 10.53 percent return on rate base established in the legislation. That amount is $1.4 million lower than the $23.4 million TNMP had accrued for excess earnings as of December 31, 1999. The difference is attributable to the amortization of the 1998 purchased power settlement described above. On September 26, 2000, ORA filed a notice with the PUCT that it disagreed with TNMP's calculation of excess earnings in the 1999 Annual Report by $0.6 million. Representatives of TNMP and ORA met to discuss the Annual Report on October 24, 2000. In a filing on December 20, 2000, ORA withdrew one of its disagreements with TNMP. In February 2001, the PUCT approved a settlement of the remaining contested issue between TNMP and ORA. As a result, TNMP has reduced its 2000 excess earnings accrual by $1.4 million to reflect the settlement.

     2000 Excess Earnings.     TNMP has recorded estimated excess earnings of $18.3 million for the year ended December 31, 2000, including adjustments recorded in 2000 to reflect changes to 1998 and 1999 excess earnings as discussed above. TNMP is required to file its 2000 Annual Report to the PUCT no later than March 31, 2001.

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

________________________________________________________________________________________________________

     The filing also included a proposed Competition Transition Charge, as required by the legislation. The Competition Transition Charge is designed to recover stranded costs (ECOM) related to TNMP's generation assets and purchased power contracts, as determined by a PUCT-established model. The legislation allows securitization of up to 75 percent of estimated ECOM as determined by the PUCT. Although the PUCT will make an initial determination of ECOM, the actual amount of ECOM will be determined through one of the four market-based mechanisms included in the legislation. The actual determination of ECOM may differ from the PUCT's initial determination.

     On August 28 and October 2, 2000, TNMP filed updated information for its calculation of ECOM and UCOS, respectively. The update to the ECOM calculation resulted in no net change to TNMP's initial calculation. TNMP's proposed UCOS tariffs were revised to reflect a projected cost of service of $154.7 million, including return on transmission and distribution rate base at a 9.27 percent weighted average cost of capital.

     In March 2001, TNMP and other parties to the UCOS reached a settlement regarding the transmission and distribution cost of service. The parties are preparing to present the settlement to the PUCT for its consideration.

     In addition to UCOS issues, TNMP expects the PUCT to address certain issues related to its January 2000 Business Separation Plan filing in the UCOS. The current schedule for TNMP's UCOS contemplates issuance of a final order in August 2001.

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

     As the result of a settlement hearing, TNMP implemented an interim fuel factor in July 2000 that was approximately 20 percent higher than its previous factor. In September 2000, TNMP implemented the permanent fuel factor resulting from the settlement, and an interim surcharge to begin collecting $23.7 million of under-recovered fuel and energy-related purchased power costs. The interim surcharge is effective through December 31, 2001, the end of the surcharge period.

     In December 2000, TNMP filed a request with the PUCT seeking approval to implement a fuel factor that is higher than the factor it implemented in September 2000. TNMP also requested a surcharge to collect $15.2 million in under-recovered fuel and energy-related purchased power cost incurred in April through September 2000, plus interest. TNMP proposed to collect the surcharge through December 31, 2002.

     In January 2001, TNMP and other parties agreed to a settlement of the December 2000 filing that resulted in TNMP implementing an interim fuel factor that is approximately 30 percent higher than the factor it implemented in September 2000. TNMP will implement the permanent fuel factor resulting from the settlement in March 2001. The settlement also grants TNMP's request to implement its requested surcharge beginning in March 2001. In February 2001, the PUCT ratified the settlement, but extended the period over which the surcharge will be collected to December 31, 2002.

     At December 31, 2000, TNMP had an under-recovered balance of fuel and the energy-related portion of purchased power costs of $37.3 million. Under the legislation, TNMP may request changes in its fuel factor until December 31, 2001.

   New Mexico

     1999 Rate Case.     On August 15, 2000, the NMPRC approved a settlement between TNMP and the NMPRC Staff. The settlement calls for a decrease in TNMP's base rates of $1.8 million, or 6 percent, effective October 1, 1999. TNMP has a refund obligation of $1.7 million to New Mexico customers covering the period from October 1, 1999, to September 1, 2000. The NMPRC is considering a proposal by TNMP to apply the refund obligation to its under-recovered fuel balance, which was $2.0 million at December 31, 2000.

     Restructuring.     The New Mexico Legislature opened the state's electric power market to consumer choice with the passage of the Electric Utility Industry Restructuring Act of 1999 (the Act) in April 1999. The Act allows recovery of at least 50 percent of a utility's stranded costs over a five-year period, and originally provided for the phase-in of retail choice beginning January 1, 2001. On May 17, 2000, the NMPRC delayed the date for retail electric competition for residential, school, and small commercial customers by one year to January 1, 2002. At the same time the NMPRC moved the date for open access for large commercial and industrial customers back six months, from January 1, 2002 to July 1, 2002. During March 2001, a proposal to delay the start of competition by five years passed the New Mexico Legislature and awaits the Governor's signature.

________________________________________________________________________________________________________

     During the second quarter of 2000, TNMP revised its reserve for stranded costs associated with purchased power contracts as a result of the NMPRC action to delay the start of competition. TNMP reduced the reserve by $1.2 million, from $2.1 million to $0.9 million.

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

Note 4.   Discontinued Nonregulated Operations

     During 1998, TNP discontinued all remaining operations of FWI. The pre-tax loss on discontinued operations recognized in 1998 was $19.6 million ($12.7 million, net of taxes).

Note 5.   Sale of TNP One

     As discussed in Note 3, the legislation establishing retail competition in Texas established methods for quantifying stranded costs, one of which is the sale of generation assets. On November 14, 2000, the Board of Directors of TNP authorized management to sell TNP One, subject to the approval of the Board, for the purposes of determining the amount of stranded costs related to TNP One in compliance with the legislation.

Note 6.   Employee Benefit Plans

   Pension and Postretirement Benefits Plans

     TNP and TNMP sponsor a defined benefit pension plan covering substantially all of its employees. Benefits are based on an employee's years of service and compensation. TNP's and TNMP's funding policy is to contribute the minimum amount required by federal funding standards. TNP and TNMP provide an excess benefit plan for certain key personnel and retired employees whose benefits federal law restricts. TNP and TNMP also sponsor a health care plan that provides postretirement medical and death benefits to retirees who satisfied minimum age and service requirements during employment.

Pension Benefits	Postretirement Benefits
2000	1999	2000	1999
(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 73,361	$ 79,262	$ 8,969	$ 10,875
Service cost	1,715	1,828	324	362
Interest cost	5,675	5,198	852	722
Participant contributions	-	-	182	179
Actuarial (gain) or loss, including changes
in discount rate	3,930	(5,490)	2,755	(1,468)
Curtailments/settlements	2,048	-	-	-
Special termination benefits paid	(1,806)	-	-	-
Benefits paid	(6,735)	(7,437)	(1,573)	(1,701)
Benefit obligation at end of year	$ 78,188	$ 73,361	$ 11,509	$ 8,969

Change in plan assets:
Fair value of plan assets at beginning of year	$ 104,197	$ 97,714	$ 8,855	$ 9,936
Actual return on plan assets, net of expenses	1,781	13,409	(623)	(198)
Employer contributions	-	-	552	618
Participant contributions	-	-	179	179
Benefits paid	(6,026)	(6,926)	(1,570)	(1,680)
Fair value of plan assets at end of year	$ 99,952	$ 104,197	$ 7,393	$ 8,855

     As discussed in Note 2, the Merger was accounted for under the purchase method of accounting. Acquired assets and assumed liabilities were recorded based on their estimated fair values. Accordingly, TNP recorded an asset for the pension plan assets in excess of the projected benefit obligations, and a liability for the postretirement projected benefit obligation in excess of the plan assets, thereby eliminating any previously existing unrecognized actuarial net gains or losses, prior service cost, and net transitional obligation. TNP also recorded a net regulatory liability associated with the pension plan and postretirement benefit plan that will be amortized in conjunction with TNMP's amortization of its unrecognized gain or loss, unrecognized prior service cost, or unrecognized net transitional obligation, in order to reflect the amounts permitted for rate making purposes in operations.

________________________________________________________________________________________________________

	Pension Benefits		Postretirement Benefits
	2000	1999	2000	1999
		(In thousands)
Reconciliation of funded status:
TNMP
Funded status	$ 21,763	$ 30,836	$ (4,116)	$ (113)
Unrecognized actuarial gain	(26,842)	(35,930)	(2,489)	(6,560)
Unrecognized transition (asset) or obligation	-	(11)	3,891	4,216
Unrecognized prior service cost	(2,479)	(2,699)	-	-
TNMP prepaid (accrued) benefit cost	$ (7,558)	$ (7,804)	$ (2,714)	$ (2,457)
TNP
Recognition of amounts in purchase accounting	38,024	-	1,083	-
TNP prepaid (accrued) benefit cost	$ 30,466	$ (7,804)	$ (1,631)	$ (2,457)

Components of net periodic benefit cost:
TNMP
Service cost	$ 1,715	$ 1,827	$ 324	$ 362
Interest cost	5,675	5,198	852	722
Expected return on plan assets	(7,654)	(7,018)	(497)	(583)
Amortization of prior service cost	(220)	(220)	-	-
Amortization of transitional (asset) or obligation	(11)	(24)	325	325
Recognized actuarial gain	(508)	107	(192)	(344)
TNMP net periodic benefit cost	(1,003)	(130)	812	482
TNP
Elimination of amortization and actuarial amounts	1,236	-	(100)	-
Amortization of regulatory assets (liabilities)	(1,236)	-	100	-
Net periodic benefit cost	$ (1,003)	$ (130)	$ 812	$ 482

Weighted-average assumptions as of December 31:
Discount rate	7.50%	8.00%	7.50%	8.00%
Expected long-term rate of return on plan assets	9.50%	9.50%	5.25%	5.25%
Average rate of compensation increase	4.00%	4.00%	N/A	N/A

     The assumed health care cost trend rate used to measure the expected cost of benefits was 5.0 percent for 2000 and is assumed to trend downward slightly each year to 4.3 percent for 2003 and thereafter. Assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease

Effect on total of service and interest cost
components for 2000	$ 891	$ (889)
Effect on year-end 2000 postretirement
benefit obligation	$ 12,059	$ (12,032)

     The projected benefit obligation of the excess benefit plan, which has an accumulated benefit obligation in excess of plan assets, was $4.8 million and $4.7 million at December 31, 2000 and 1999, respectively. The accumulated benefit obligation of the excess benefit plan was $4.6 million and $4.5 million at December 31, 2000 and 1999, respectively. The excess benefit plan had no plan assets at December 31, 2000 and 1999, respectively.

   Incentive Plans

     TNP and TNMP have several incentive compensation plans. All employees participate in one or more of these plans. Incentive compensation is based on meeting key financial and operational performance goals such as cash flow from operations, customer satisfaction, and system reliability measures. Combined operating expenses of TNP and TNMP for 2000, 1999, and 1998 included costs for the various plans of $6.0 million, $5.3 million, and $5.9 million, respectively.

   Other Employee Benefits

     TNP and TNMP have a 401(k) plan designed to enhance the other retirement plans available to its employees. Employees may invest their contributions in various mutual funds. TNP's and TNMP's contributions are invested in the same manner as the employee's contributions. Combined operating expenses of TNP and TNMP for 2000, 1999, and 1998 included contribution costs of $0.9 million, $0.8 million and $0.8 million, respectively.

________________________________________________________________________________________________________

     In connection with the Merger described in Note 2, TNMP entered into employment agreements with certain members of TNMP's senior management. These agreements provide that the executive continues to hold his or her present position with TNMP and will receive a minimum level of compensation over the next three years.

Note 7.   Income Taxes

     As discussed in Item 7, "Results of Operations," amounts shown below for TNP for the year ended December 31, 2000, include both pre-merger and post-merger information. Components of income taxes were as follows:
	TNP			TNMP
	2000	1999	1998	2000	1999	1998
			(In thousands)
Taxes on net operating income:
Federal - current	$ 1,235	$ 10,161	$ 9,751	$ 12,324	$ 11,652	$ 6,299
State - current	1,827	582	164	2,256	645	197
Federal - deferred	5,251	5,849	3,962	9,396	6,029	8,872
ITC adjustments	(1,468)	2,528	1,603	(1,601)	2,473	1,495
	6,845	19,120	15,480	22,375	20,799	16,863

Taxes on other income (loss):
Federal - current	(74)	(2,229)	(313)	(81)	(640)	(313)
Federal - deferred	687	687	760	687	687	687
ITC adjustments	-	(324)	(322)	-	(324)	(322)
	613	(1,866)	125	606	(277)	52

Tax benefit from discontinued
nonregulated operations (Note 4)	-	-	(6,843)	-	-	-

Total income taxes	$ 7,458	$ 17,254	$ 8,762	$ 22,981	$ 20,522	$ 16,915

     The amounts for total income taxes differ from the amounts computed by applying the appropriate federal income tax rate to earnings (loss) before income taxes for the following reasons:
	TNP			TNMP
	2000	1999	1998	2000	1999	1998
			(In thousands)
Tax at statutory tax rate	$ 3,729	$ 16,393	$ 9,796	$ 21,938	$ 20,762	$ 17,864
Amortization of
accumulated deferred ITC	(1,601)	(1,632)	(1,525)	(1,601)	(1,632)	(1,525)
Amortization of
excess deferred taxes	(141)	(141)	(141)	(141)	(141)	(141)
State income taxes	1,827	1,044	197	2,256	1,107	197
ITC related to 1995
PUCT disallowance	-	(324)	(322)	-	(324)	(322)
Goodwill amortization	3,130	-	-	-	-	-
Other, net	514	1,914	757	529	750	842
Actual income taxes	$ 7,458	$ 17,254	$ 8,762	$ 22,981	$ 20,522	$ 16,915

________________________________________________________________________________________________________

     The tax effects of temporary differences that gave rise to significant portions of net current and net noncurrent deferred income taxes as of December 31, 2000, and 1999, are presented below.
	TNP		TNMP
	2000	1999	2000	1999
		(In thousands)
Current deferred income taxes:
Deferred tax assets:
Unbilled revenues	$ 1,738	$ 673	$ 1,738	$ 673
Other	1,243	2,273	903	1,382
	2,981	2,946	2,641	2,055
Deferred tax liability:
Recoverable stranded costs	(2,648)	(2,648)	(2,648)	(2,648)
Deferred purchased power and fuel costs	(13,760)	(7,841)	(13,760)	(7,841)
Current deferred income taxes, net	$(13,427)	$(7,543)	$(13,767)	$(8,434)

Noncurrent deferred income taxes:
Deferred tax assets:
Minimum tax credit carryforwards	$ 29,532	$ 29,624	$ 28,322	$33,365
ITC carryforwards	1,320	1,482	-	-
Regulatory related items	12,562	13,493	12,562	13,493
Accrued employee benefit costs	2,037	3,109	2,037	3,109
Excess earnings	14,216	7,825	14,216	7,825
Other	1,409	1,384	1,409	1,156
	61,076	56,917	58,546	58,948
Deferred tax liabilities:
Utility plant, principally due to
depreciation and basis differences, including TNP One revaluation regulatory asset	(141,154)	(135,973)	(141,154)	(135,973)
Deferred charges	(12,692)	(12,257)	(11,986)	(12,257)
Other recoverable stranded costs (noncurrent)	(4,491)	(4,455)	(4,491)	(4,455)
Regulatory related items	(1,092)	(1,428)	(1,092)	(1,428)
	(159,429)	(154,113)	(158,723)	(154,113)
Noncurrent deferred income taxes, net net	$ (98,353)	$ (97,196)	$(100,177)	$ (95,165)

     Federal tax carryforwards as of December 31, 2000, were as follows:
	TNP	TNMP
(In thousands)
Minimum tax credits
Amount	$ 29,532	$ 28,322
Expiration period	None	None
Investment tax credit
Amount	$ 1,320	$ -
Expiration period	2005

Note 8.   Long-Term Debt

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

________________________________________________________________________________________________________

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

     On October 30, 2000, TNMP established a new $315.0 million credit facility ($315 Million Credit Facility). TNMP used funds from the $315 Million Credit Facility to retire the Backstop Facility and its existing bank facility, which had balances at October 30, 2000, of $203 million and $49 million, respectively. The $315 Million Credit Facility matures in October 2003, and bears interest at a variable rate that was 8.0673 percent as of December 31, 2000. The $315 Million Credit Facility had an outstanding balance of $252 million, and TNMP had the ability to borrow an additional $63 million under the $315 Million Credit Facility as of December 31, 2000.

     For the year ended December 31, 2000, the average interest rate on the $315 Million Credit Facility was 8.09 percent.

     The composite average borrowing rates under TNMP's credit facilities were 7.86 percent and 6.11 percent for 2000 and 1999, respectively.

   TNP

     ST Corp. financed the merger through the sale of various debt and equity securities, as discussed in Notes 8 and 9.

     Senior Subordinated Notes.     On April 7, 2000, ST Corp. issued $275 million of 10.25 percent senior subordinated notes (Notes) due 2010 in a private offering. The Notes pay interest semi-annually, and are unsecured. TNP can redeem up to 35 percent of the Notes at specified prices out of the net proceeds of a TNP common equity offering before April 1, 2003, but cannot otherwise redeem the Notes before April 1, 2005. In July 2000, TNP issued an offer to exchange the privately placed Senior Subordinated Notes for registered Senior Subordinated Notes with terms substantially identical to the old notes except for transfer restrictions, registration rights and liquidated damages. As of August 14, 2000, the closing of the offer, all holders of the privately placed Senior Subordinated Notes had exchanged the Notes for registered Senior Subordinated Notes.

     Senior Secured Credit Facility.     ST Corp. established a senior secured credit facility (Senior Credit Facility) in the amount of $185 million. The Senior Credit Facility consists of a $160 million term loan due 2006 and a $25 million revolving credit facility that expires in 2003. TNP may request that the revolving credit facility be extended to 2006. As of December 31, 2000, the term loan had an outstanding balance of $158.8 million. TNP had no amounts borrowed under the revolving credit facility as of December 31, 2000, giving TNP the ability to borrow the full $25 million commitment under the revolving credit facility. The term loan bears interest at a variable rate that was 9.45 percent as of December 31, 2000.

     For the year ended December 31, 2000, the average interest rate on the Senior Credit Facility was 9.50 percent.

     The Senior Credit Facility contains a number of financial covenants and includes a number of covenants restricting various transactions. The Senior Credit Facility is secured by a pledge of all TNMP common stock held by TNP.

     Maturities

     As of December 31, 2000, scheduled maturities of long-term debt for the five years following 2000 are as follows:

Year	TNMP Credit Facility	TNP Credit Facility	Total
		(In thousands)
2001	$ -	$ 1,600	$ 1,600
2002	-	1,600	1,600
2003	252,000	1,600	253,600
2004	-	1,600	1,600
2005	-	76,800	76,800

________________________________________________________________________________________________________

Note 9.   Capital Stock and Dividends

   TNMP

     The $315 Million Credit Facility restricts the payment of cash dividends by TNMP. TNMP may not declare or pay dividends if doing so would cause cumulative dividends declared or paid in the preceding twenty-four month period to exceed cumulative net income available for common stock in the same period. As of December 31, 2000, $20.7 million of unrestricted retained earnings were available for dividends.

     On September 15, 2000, TNMP redeemed all $0.8 million of its outstanding Series B Preferred Stock and all $0.7 million of its outstanding Series C Preferred Stock at par value.

   TNP

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

     Before April 1, 2003, TNP can redeem all, but not less than all, of the Preferred Stock at a specified price, plus accumulated dividends, out of the net proceeds of a TNP common equity offering. Before April 1, 2005, TNP can redeem all, but not less than all, of the Preferred Stock at a specified price, plus accumulated dividends, in the event of a change in control. After April 1, 2005, TNP may redeem any amount of the Preferred Stock at specified prices .

     The warrants issued as part of the units as described above had an aggregate fair market value of approximately $3.8 million at issue and were treated as a capital contribution to TNP from SW Acquisition.

     The Preferred Stock was recorded at its fair market value at the time of issuance, reflecting the value of the warrants described above and the issuance discount of $1.0 million. TNP will accrete the Preferred Stock to its redemption value of $100 million, through periodic charges against income applicable to common stock.

     On October 20, 2000, TNP completed the registration process to exchange the privately placed Preferred Stock for registered Senior Redeemable Preferred Stock with terms substantially identical to the old preferred stock, including the liquidation preference and dividend rate. As of November 22, 2000, the deadline for the exchange, substantially all holders of privately placed shares had exchanged their shares for the registered Senior Redeemable Preferred Stock.

Note 10.    Commitments and Contingencies

   Fuel Supply Agreement

     TNMP has an agreement with the Walnut Creek Mining Company to purchase lignite for TNP One through at least 2017. Depending on the output of TNP One, the contract could supply the plant for several years beyond 2017. Peter Kiewit Sons' has acquired the interest of Phillips Coal Company, and now owns all interests in Walnut Creek Mining Company.

   Wholesale Purchased Power Agreements

     TNMP purchases approximately 78% of its electricity requirements from various wholesale suppliers. These contracts are scheduled to expire in various years through 2005.

     At December 31, 2000, TNMP had various outstanding commitments for take or pay agreements, including the Fuel Supply Agreement discussed above. Detailed below are the fixed and determinable portion of the obligations (amounts in millions):

	2001	2002	2003	2004	2005

Purchased power agreements	$ 99.5	$ 39.9	$ 22.7	$ 11.5	$ -
Fuel supply agreements	31.3	30.0	30.3	30.5	30.7
Total	$ 130.8	$ 69.9	$ 53.0	$ 42.0	$ 30.7

________________________________________________________________________________________________________

   Legal Actions

     Phillips Petroleum. TNMP is the defendant in a suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, filed on October 1, 1997 and pending in the 149th State District Court of Brazoria County, Texas. In May 1999, TNMP filed a Third Party Petition naming Sweeny Cogeneration Limited Partnership, the operator of cogeneration and related facilities at the Phillips refinery, as a defendant. The suits, which are in the discovery stage, are based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. Phillips Petroleum Company is seeking the recovery of damages arising from the interruption and in May 1999 demanded payment in the amount of $47.1 million. TNMP's tariff approved by the PUCT contains limitations against recovery of the great majority of Phillips' alleged damages. The Texas Supreme Court, in another matter, has upheld the enforceability of such tariff limitations in litigation of this type; TNMP believes the ruling will operate to substantially limit any recovery by Phillips to the cost of its electrical equipment, in the event that any damages are awarded in this matter. Phillips has previously reported to the SEC that it incurred costs of approximately $2.0 million in this interruption. TNMP has previously charged to earnings the deductible amount of its insurance coverage, $500,000.

     Power Resource Group. On January 16, 2001, TNMP obtained a summary judgment in its favor in the suit styled Power Resource Group, Inc. v. Public Utility Commission of Texas and Texas-New Mexico Power Company, pending in the 345th District Court of Travis County, Texas. The court also dismissed this lawsuit on that date. This lawsuit, which was originally filed on May 21, 1999, challenged the PUCT's dismissal of a regulatory case that PR Group had filed against TNMP. PR Group is a developer of electric generating plants that are intended to be qualifying cogeneration facilities.

     Other.     TNMP is involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on TNMP's and TNP's consolidated financial condition or results of operations.

     Contract Disputes with Industrial Customers

     In November 2000, TNMP and two significant industrial customers reached agreements regarding contracts for electric service. TNMP and its customers had been operating without contracts since the expiration of the existing contracts in May 1999 and June 2000. As a result of the settlement, the industrial customers agreed to pay approximately $5.0 million that they had withheld during the dispute. TNMP had recorded the disputed amounts as revenue during the dispute. The settlements also established terms and conditions for electric service between TNMP and the industrial customers through December 31, 2001.

________________________________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
Selected Quarterly Consolidated Financial Data

     The following selected quarterly consolidated financial data for TNP is unaudited, and, in the opinion of TNP's management, is a fair summary of the results of operations for such periods:

	Predecessor
	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2000
Operating revenues	$124,526	$155,931	$203,666	$159,912
Net operating income	14,033	22,006	31,086	10,312
Net income (loss)	3,853	532	10,567	(9,891)

	Predecessor
	March 31	June 30	Sept. 30	Dec. 31
1999
Operating revenues	$118,125	$144,027	$190,570	$123,428
Net operating income	14,492	22,175	25,611	12,114
Net income (loss)	3,132	12,403	15,047	(415)

     Generally, the variations between quarters reflect the seasonal fluctuations of TNMP's business. The Merger discussed in Note 2 effected operating results beginning with the second quarter of 2000. The first quarter of 2000 includes amounts recorded between April 1, 2000 and April 7, 2000 for pre-merger severance and retirement benefits. Beginning in 1999, operating results reflect the effects of the new legislation described in Note 3.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     TNP filed a report on Form 8-K dated May 2, 2000, to disclose the termination of Arthur Andersen, LLP, and the appointment of Deloitte & Touche LLP, as its independent accountants effective April 25, 2000.

________________________________________________________________________________________________________

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

     William J. Catacosinos, 70, joined TNP upon the closing of the merger as Chairman, President and Chief Executive Officer. He also serves on TNMP's board of directors. Since 1998, Dr. Catacosinos has served as Managing Partner of Laurel Hill. Dr. Catacosinos served as Chairman and Chief Executive Officer of LILCO from 1984 to 1998. He also serves as a director of Atlantic Bank of New York.

     Kevern R. Joyce, 54, has served as Chairman of TNMP since April 1995, and was also Chairman of TNP until the closing of the merger. Mr. Joyce joined TNP and TNMP in April 1994 as President and Chief Executive Officer. He is a director of AZZ Incorporated, an electrical products manufacturer for the industrial market, a provider of galvanizing services and oil field tubular products.

     Leeam Lowin, 55, became a director of both TNP and TNMP at the closing of the merger. For the past 34 years, Mr. Lowin has been an investment manager for private accounts. From 1984 to 1998, Mr. Lowin served as a consultant to LILCO. From 1992 to 1996, he was a member of the board of directors of AEL Industries and managed the sale of that company to Tracor.

     James T. Flynn, 67, became a director of TNMP at the closing of the merger and of TNP in November 2000. Mr. Flynn, prior to his retirement, was President and Chief Operating Officer of LILCO from 1996 to 1998. From 1994 to 1996, Mr. Flynn was Executive Vice President and Chief Operating Officer of LILCO.

     Preston M. Geren, III, 48, became a director of both TNP and TNMP at the closing of the merger. Mr. Geren is an attorney and currently manages personal business interests in real estate, oil and gas and securities. Mr. Geren currently serves on the board of directors of Cullen Frost Bankers (NYSE) and Anadarko Petroleum Corp (NYSE). Mr. Geren also is Vice Chairman of the board of directors of Dallas-Fort Worth International Airport. Previously Mr. Geren worked as a management consultant with Public Strategies, Inc. a Texas-based public affairs firm from 1997 to 1998. He was a member of the United States Congress for four terms, from 1989 until 1997. Previous corporate board experience includes service as an advisory director of TXU as a director of Union Pacific Resources and as a director of Overton Bank and Trust, Fort Worth, Texas.

Committees and Meetings.

     TNP's and TNMP's Boards of Directors maintain the following two standing committees.

  Audit Committee. This committee oversees the financial reporting process; reviews the annual and quarterly financial statements; recommends to the full board the appointment of the independent accountants and evaluates their performance and fees charged; reviews the internal audit function; meets with the independent accountants and with appropriate financial personnel and internal auditors regarding corporate financial reporting, accounting procedures and controls, and the scope of internal and independent audits; and evaluates officer's compliance with ethics policies, national and state laws and regulations related to securities, criminal conduct and the environment. Messrs. Flynn, Geren and Lowin were named to the Audit Committees of TNP and TNMP in 2000, after the Merger. Mr. Geren is the Chair of both committees.

  Compensation Committee. This committee reviews the performance of the Company's officers and establishes the appropriate level of base compensation ranges and specific base salaries within such ranges for the officers who report to the Chief Executive Officer; recommends actions with respect to adoption, amendment, administration or termination of compensation, welfare, benefit, pension and other plans related to compensation of employees; reviews the terms and conditions of all employee benefit plans; establishes performance goals for all incentive compensation plans and designates participants in incentive compensation plans for management; oversees the management organization; and makes recommendations to the full board with respect to directors' compensation. After the Merger, Messrs. Flynn, Geren and Lowin were named to the Compensation Committee of TNP and Messrs. Catacosinos, Flynn, Geren and Lowin were named to the Compensation Committee of TNMP. Mr. Flynn chairs both committees.

     TNP's current board of directors held five meetings during 2000, and acted by unanimous consent once. The predecessor board held two meetings and acted by unanimous consent once prior to the Merger. TNMP's current board of directors held three meetings during 2000, and acted by unanimous consent twice. The predecessor board held two meetings prior to the Merger. The committees held the following number of meetings: Audit Committee, four (including one held prior to the Merger by the predecessor Audit Committee); and Compensation Committee, four (including two meetings held by the predecessor Compensation Committee prior to the Merger). All directors attended at least 75% of all the meetings of the Board of Directors and committees on which they served during 2000.

________________________________________________________________________________________________________

Director Compensation

     Each non-employee director receives an annual retainer of $20,000 from TNP and $28,000 from TNMP, and a fee of $1,250 for each meeting of the TNP and TNMP boards and committees that he attends. Directors and committee members are also reimbursed for travel and other incidental expenses incurred in connection with their duties. Directors who are employees receive no additional compensation for serving as directors.

Compensation Committee Interlocks and Insider Participation

     No Compensation Committee member is a director of or serves on the compensation committee of an entity that has an executive officer serving on TNP's Board of Directors or Compensation Committee.

Executive Officers

     The information set forth under "Employees and Executives" in Part I is incorporated here by reference.

Item 11.   EXECUTIVE COMPENSATION.

     The following table summarizes the compensation paid to the Chief Executive Officer and the other most highly compensated executive officers of TNP and TNMP (the "Named Executive Officers") for services rendered in all capacities to TNP and TNMP and its affiliated companies during 1998, 1999, and 2000.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation	All Other Compensation(4)
Name & Principal Position(1)	Year	Salary	Bonus(2)	Payouts(3)
William J. Catacosinos, Chairman, President and Chief Executive Officer of TNP	2000	$960,577	$323,596	--	$19,436

Kevern R. Joyce, President and Chief Executive Officer of TNMP	2000 1999 1998	$423,820 391,146 370,525	$104,150 278,466 340,822	$490,193 304,714 418,151	$10,832 19,174 25,367

Jack V. Chambers, Senior Vice President & Chief Operations Officer of TNMP	2000 1999 1998	$252,181 233,294 223,819	$61,971 99,826 129,092	$237,059 175,666 249,893	$9,949 11,143 14,347

Manjit S. Cheema, Senior Vice President & Chief Financial Officer of TNMP; Treasurer of TNP	2000 1999 1998	$221,485 204,898 195,239	$54,428 94,413 118,488	$213,573 158,229 213,756	$10,556 10,246 12,775

R. Michael Matte, Vice President, Business Development of TNMP; President, First Choice Power(5)	2000 1999 1998	$197,153 182,064 134,592	$128,448 59,713 60,822	$182,377 79,181 45,089	$9,360 8,151 1,211

W. Douglas Hobbs, Vice President, Texas Transmission & Distribution Operations of TNMP	2000 1999 1998	$168,839 156,193 149,920	$42,807 45,119 53,118	$127,289 102,154 135,636	$10,093 8,105 10,842

Theodore A. Babcock, Chief Financial Officer of TNP	2000	$163,654	$ 46,310	--	$ 8,913

  The named Executive Officers of TNP are Dr. Catacosinos and Mr. Babcock. Messrs. Joyce, Chambers, Cheema, Matte and Hobbs are the Named Executive Officers of TNMP. Dr. Catacosinos and Mr. Babcock joined TNP on April 7, 2000, the date of the Merger. Prior to the Merger, Messrs. Joyce, Chambers and Cheema were also executive officers of TNP.

  The 2000 amounts shown in this column are the bonuses relating to 2000 and paid in 2001. The bonuses of Dr. Catacosinos and Messrs. Joyce, Chambers, Cheema, Matte and Hobbs consist of cash awards under the incentive bonus provisions of their respective employment agreements. See "Employment Contracts and Termination, Severance and Change of Control Arrangements" below. Mr. Babcock's bonus consists of cash awards under the TNP and TNMP Management Short-Term Incentive Compensation Plan and the TNP and TNMP Broad-Based Incentive Compensation Plan. Mr. Matte's 2000 bonus includes a payment under the Milestone Bonus provision of his employment contract.

  ________________________________________________________________________________________________________

  The 2000 amounts shown in this column were paid at the time of the Merger pursuant to change in control provisions of the TNP Equity Incentive Plan, which was the company's long-term incentive compensation plan. Under those provisions, each Named Executive Officer received a cash payment equal to the product of (a) the target number of shares previously awarded in long-term stock incentive opportunities under the Plan for the 1998-2000 and 1999-2001 performance periods, and (b) $44 per share (the amount paid for TNP shares in the Merger). Each Named Executive Officer also received dividend equivalents payable with respect to those shares. The total target number of shares for each Named Executive Officer was: Mr. Joyce - 10,685; Mr. Chambers - 5,158; Mr. Cheema - 4,647; Mr. Matte - 3,971; and Mr. Hobbs - 2,768. Dividend equivalents paid were $2.55 per share for the 1998-2000 shares, and $1.45 for the 1999-2001 shares. The company terminated the TNP Equity Incentive Plan prior to the Merger.

  The 2000 amounts in this column and the table below consist of the following items earned or paid in 2000: (a) company contributions to TNP's and TNMP's 401(k) plan, including incentive matching contributions for 2000 paid in 2001; and (b) premiums for group life insurance paid by the Company (none of the Named Executive Officers has any cash value rights related to such insurance).

	401(k) Plan	Life Insurance Premiums
Dr. Catacosinos	$ 8,787	$ 10,649
Mr. Joyce	8,787	2,045
Mr. Chambers	8,787	1,162
Mr. Cheema	8,787	1,769
Mr. Matte	8,787	573
Mr. Hobbs	8,726	1,367
Mr. Babcock	8,459	454

  Mr. Matte joined FWI in May 1998 and TNMP in November 1998. Of his 1998 salary $114,400 was paid by FWI.

Pension Plan

     Effective October 1, 1997, TNMP amended its pension plan to change it to a cash balance retirement plan. As amended, the pension plan provides benefits based on an account balance rather than a formula-based benefit. Before that date, the pension plan was a noncontributory defined benefit plan. Employees who, as of October 1, 1997, were at least 55 years of age, or were at least 50 years of age and had at least 10 years of service, can be "grandfathered" in the prior pension plan, and will receive benefits under the plan that provides the better retirement payments.

     The amended pension plan bases its benefits on an employee's account balance when he or she retires or leaves the company. An employee's initial account balance was based on his or her accrued pension benefits under the pre-amendment plan. The account balance will grow as TNMP adds benefit credits consisting of a percentage of compensation and interest credits based on one-year Treasury bill rates. All employees are eligible to participate in the pension plan. All Named Executive Officers participate in the pension plan, as amended.

     The following table sets forth information concerning annual benefits payable upon normal retirement at age 65 to TNP and TNMP employees under the pre-amendment pension plan, and reflects the "grandfathered" benefit formula for individuals retiring in 2000 with the years of service indicated.

	PENSION PLAN TABLE
	Years of Service
Remuneration (1)	15	20	25	30	35	40

$125,000	$29,697	$ 39,596	$49,495	$59,394	$69,293	$77,418
150,000	36,072	48,096	60,120	72,144	84,168	93,918
175,000	42,447	56,596	70,745	84,894	99,043	110,418
200,000	48,822	65,096	81,370	97,644	113,918	126,918
250,000	61,572	82,096	102,620	123,144	143,668	159,918
300,000	74,322	99,096	123,870	148,644	173,418	192,918
350,000	87,072	116,096	145,120	174,144	203,168	225,918
400,000	99,822	133,096	166,370	199,644	232,918	258,918
450,000	112,572	150,096	187,620	225,144	262,668	291,918
500,000	125,322	167,096	208,870	250,644	292,418	324,918

________________________________________________________________________________________________________

(1) Benefits shown do not take into account limits under Section 415 of the Internal Revenue Code of 1986, as amended (the "Tax Code") or the $170,000 salary cap now in effect, resulting from Tax Code Section 401(a)(17) limits. Consequently, a portion of the benefits would be paid from the Excess Benefit Plan (as defined below).

     Annual contributions to the pre-amendment pension plan are computed on an actuarial basis and cannot be calculated readily on a per person basis. Benefits for each eligible employee under the old formula are based on his or her years of service computed through the month of his or her retirement, multiplied by a specified percentage of his or her average monthly compensation for each full calendar year of service completed after 1992. TNMP made no contribution to the pension plan for 2000.

     Pension plan benefits are not subject to reduction for Social Security benefits, but are subject to reduction for retirement prior to age 62.

     Highly compensated employees whose pensions are subject to being reduced to an amount below what the pension plan otherwise would provide as a result of compliance with Tax Code Sections 415 and 401(a)(17), and whom the Board of Directors designate as eligible, may also participate in TNMP's "Excess Benefit Plan." The Boards of TNMP and TNP have designated 20 TNMP employees and two TNP employees as eligible to participate in the Excess Benefit Plan, including the Named Executive Officers and three retired employees now receiving excess benefit payments. Amounts paid as long-term incentive compensation pursuant to the TNP Equity Incentive Plan or other plans will be included in the remuneration base for pension and Excess Benefit Plan purposes.

     During 2000, the TNMP Board of Directors approved TNP and First Choice Power, the corporation designated to become company's affiliated retail electric provider, as participants in the Pension and Excess Benefit Plans.

Employment Contracts and Termination, Severance and Change of Control Arrangements

     Each Named Executive Officer of TNP and TNMP, other than Mr. Babcock, is employed pursuant to a written agreement of employment.

     William J. Catacosinos. Dr. Catacosinos is employed by TNP as its Chairman, President and Chief Executive Officer pursuant to an employment agreement dated as of April 7, 2000 (the "Catacosinos Agreement"). The term of his agreement is three years. This term shall automatically be extended for an additional one year period on each anniversary date of the agreement, unless either Dr. Catacosinos or TNP gives notice to the other at least 90 days prior to any such anniversary date that the Agreement term, as then extended, shall not be extended beyond its then automatically extended term.

     Dr. Catacosinos shall receive an annual base salary of not less than $1,350,000 during the first year of the agreement term, not less than $1,450,000 during the second year, and not less than $1,550,000 per year thereafter. He shall be entitled to participate in all incentive, pension, retirement, savings, 401(k) and other employee pension benefit plans and programs that TNP and/or TNMP maintains from time to time for the benefit of its senior management executives. He is also entitled to participate in all of TNP and TNMP's other compensation and employee benefit plans or programs and to receive officer perquisites.

     If Dr. Catacosinos resigns for Good Reason or is terminated without Cause (as the Catacosinos Agreement defines such terms), he will be entitled to receive his base salary at the rate then in effect for a period of 18 months after the termination. Such termination or resignation would require 30 days prior written notice to the affected party. If Dr. Catacosinos is terminated for Cause or resigns without Good Reason, he would receive his base salary then in effect through the date of his termination. If he dies or becomes Disabled (as the Catacosinos Agreement defines the term), Dr. Catacosinos, his estate or his legal representative, as the case may be, would be entitled to receive his base salary at the rate then in effect for a period of six months from the date of termination. In each instance, Dr. Catacosinos would also be entitled to any base salary accrued but not unpaid as of the termination date, immediate payment of any unpaid compensation due to him as of the termination date, reimbursement of all reasonable business expenses incurred but not yet paid, payment for all unused accrued vacation days, and any other compensation and benefits payable pursuant to any applicable plans or programs of TNP and/or TNMP.

     Messrs. Joyce, Chambers, Cheema, Matte and Hobbs. TNMP entered into employment agreements with Messrs. Joyce, Chambers, Cheema, Matte and Hobbs as of April 7, 2000, the effective date of the Merger (such agreements, respectively, the "Joyce Agreement," "Chambers Agreement," the "Cheema Agreement," the "Matte Agreement" and the "Hobbs Agreement" and collectively, the "2000 Employment Agreements." Each of the 2000 Employment Agreements has a three-year term, beginning on April 7, 2000. Each specifies the position and duties of the executive during the period of employment. Currently, (i) Mr. Joyce is Chairman, President and Chief Executive Officer, (ii) Mr. Chambers is Senior Vice President and Chief Operations Officer, (iii) Mr. Cheema serves as Senior Vice President and Chief Financial Officer, (iv) Mr. Matte is Vice President-Business Development and as President of First Choice Power, the corporation designated to become the company's retail electric provider affiliate; and (v) Mr. Hobbs is Vice President - Texas Transmission and Distribution Operations.

________________________________________________________________________________________________________

     Each of the 2000 Employment Agreements specifies the compensation and benefits provided to the executive during the agreement term, and that each will receive a minimum level of compensation over the next three years. The minimum compensation for (i) Mr. Joyce is $1,200,000; (ii) Mr. Chambers is $600,000; (iii) Mr. Cheema is $525,000; (iv) Mr. Matte is $330,000; and (v) Mr. Hobbs is 330,000. This compensation will consist of:

    an annual base salary and an annual bonus payable in a lump sum on each of the first, second and third anniversary of the new agreement, provided the executive is still employed by TNMP (the "Annual Bonus"). The base salary and Annual Bonus, respectively for (i) Mr. Joyce are $434,500 and $656,875; (ii) Mr. Chambers are $258,535 and $276,831; (iii) Mr. Cheema are $227,066 and $241,167; and (iv) Mr. Matte are $202,121 and $77,349; and (v) Mr. Hobbs are $173,093 and $113,634.

    an annual incentive bonus ranging from 0% to 37.5% of the executive's base salary based on his attainment of certain pre-established financial and operational goals, and subject to employment through the end of the relevant calendar year. The target annual incentive bonus will be equal to 25 percent of base salary in each case; and

    an additional bonus equal to the shortfall from the minimum level of compensation including base salary, Annual Bonus and annual incentive bonus, provided the executive is still employed by TNMP on the anniversary date of his Employment Agreement.

     Each of the 2000 Employment Agreements provides that if the company terminates the executive for any reason other than Cause or if he resigns for Good Reason (each term is defined in each of the 2000 Employment Agreements), he will be entitled to receive an amount equal to the product of (i) his average annual base salary received under his Employment Agreement prior to the date of his termination, and (ii) a fraction having a numerator equal to the number of months (or portion thereof) remaining from the date of such termination of employment until the third anniversary of the date of his employment agreement, and a denominator equal to 12, and an amount equal to the product of (x) the amount of his Annual Bonus, and (y) a fraction having a numerator equal to the number of months (or portion thereof) he was employed by the company in the year of his termination of employment, and a denominator equal to 12.

    an amount equal to the sum of any excise taxes that he would incur as a result of the payment of these amounts, and any additional federal, state or local income tax liability and excise tax liability attributable to the payments described in this sentence.

     The Joyce Agreement also provides that if Mr. Joyce's employment is terminated for any reason, he (or his estate, in the event of his death) shall be entitled to receive a special lump sum retirement benefit equal to $3,048,183. The Chambers and Cheema Agreements contain like provisions under which Mr. Chambers and Mr. Cheema would be entitled receive a special lump sum retirement benefit equal to $848,677 and $700,000, respectively.

     The Matte Agreement provides that Mr. Matte will be eligible to receive an additional annual milestone bonus ranging from 0 to 150% of $100,000, with a target of $100,000 if he remains employed by the company through the end of each calendar year during the term of the Matte Agreement (the "Milestone Bonus"). Payment of the Milestone Bonus will be based on the attainment of pre-established financial and operational goals of the company's affiliated retail electric provider, for which he has primary responsibility. If performance is at the minimum level the award would be 50% of the target level. The milestones will be established and approved by the Chief Executive Officer of TNMP at the beginning of each calendar year, or as soon as practical, and the Chief Executive Officer will also determine the extent to which milestone goals have been accomplished following year-end. If, during the calendar year, Mr. Matte terminates his employment with the company for Good Reason or he is terminated by the company for any reason other than Cause, he shall be entitled to receive a portion of the $100,000, prorated for the number of months from the anniversary date of the Matte Agreement until the date of such termination. If such termination occurs prior to the anniversary date of said calendar year, no portion of the $100,000 would be paid.

     If any executive's employment is terminated for Cause, all rights under his employment agreement (other than the special retirement benefits for Messrs. Joyce, Chambers and. Cheema described above) shall cease and he shall not be entitled to any additional compensation or payments under his employment agreement.

Joint Report on Executive Compensation of TNP and TNMP Compensation Committees

     The TNP and TNMP Compensation Committees oversee all executive compensation matters of TNP and TNMP. The current TNP Compensation Committee was formed in November 2000. The full TNP Board of Directors addressed compensation matters during the period from the closing of the Merger to the formation of this Committee. The current TNMP Compensation committee was installed in May 2000, after the Merger. Messrs. Flynn, Lowin and Geren are members of both Committees.

________________________________________________________________________________________________________

     Dr. Catacosinos, TNP's Chairman and CEO, is a member of the TNMP Compensation Committee only. He is not an officer or employee of TNMP. Dr. Catacosinos has executed this report only as it relates to TNMP compensation matters.

     The compensation of the Named Executive Officers of both TNP and TNMP was in place when each of the current Committees was formed. Neither Committee has made any changes to the compensation or compensation structure in place.

TNP

     Dr. Catacosinos is compensated in accordance with his employment agreement. The compensation of the other officers, including the other TNP Named Executive Officer, was set in accordance with the following principles.

     Base Salary. The salaries for the other officers were based on their levels of responsibility, experience, expertise, sustained corporate performance and the recommendation of the Chief Executive Officer.

     Annual Incentive Compensation. Executive officers who do not have an employment agreement and key employees participate in the TNP and TNMP Management Short-Term Incentive Compensation program and, along with all other full-time employees, the TNP and TNMP Broad-Based Incentive Compensation Plan. They can receive annual cash incentive awards under both plans if certain specified objectives are met.

     TNP paid the incentive bonuses for the 2000 performance period in January 2001. The performance measures used were the same measures used in the TNP and TNMP Management Short-Term and Broad-Based Incentive Compensation Plans, (i) a cash flow financial measure and (ii) TNMP operational performance measures of customer satisfaction, system reliability and safety, and other measures of performance. The overall attainment of the performance measures resulted in a payout of 95.9% of target, or approximately 24% of their annual base salary. The performance measures were generally at or above target. One performance measure, operational and maintenance expenses, required that such expenses remain below specified amounts; since those expenses, however, exceeded the amount that would have permitted a payout related to that goal, there were no incentive payments related to that goal.

     In 2000, a portion of TNP's matching contribution to its 401(k) retirement plan for employees was based on the same financial performance measure used in the TNP and TNMP Management Short-Term and Broad-Based Incentive Compensation Plans. The financial performance measure was slightly above its target goal. The Company made an incentive matching contribution to the 401(k) accounts of eligible participants, including executive officers, equal to approximately 36 percent of the total amount that TNP matched during 2000, including amounts paid as part of its regular employee benefits and this incentive matching contribution.

     Compensation of TNP Chairman and Chief Executive Officer.

     Dr. Catacosinos was compensated in accordance with the terms of his employment agreement. Under that agreement, he received a base salary at the annual rate of $1,350,000. His base salary will increase to $1,450,000 on the first anniversary date of his employment agreement, and to $1,550,000 on the second anniversary date. Under his agreement, he is entitled to participate in all incentive, pension, retirement, savings, 401(k) and other employee pension benefit plans and programs that the Company and/or TNMP maintain for the benefit of TNMP's senior management executives. He participates in such plans at the same levels and on the same terms as do TNMP senior management executives. Accordingly, he receives an annual incentive bonus ranging from 0% to 37.5% of his base salary, provided he remains employed by the Company through the end of each calendar year during the term of his employment agreement. The incentive performance measures and goals are the same as those applicable to the Management Short-Term and Broad-Based Incentive Compensation Plans described above. Dr. Catacosinos' employment agreement is described in this Annual Report under "Executive Compensation- Employment Contracts and Termination, Severance and Change of Control Arrangements."

TNMP

     Compensation for the Period after the Merger

     Employment Agreements. Since the Merger, TNMP has compensated its officers in accordance with the employment agreements that each executed at the time of the Merger. The terms of the employment agreements of the Named Executive Officers are described in more detail in this Annual Report at "Executive Compensation- Employment Contracts and Termination, Severance and Change of Control Arrangements." Each employment agreement provides that the officer will continue to perform duties consistent with his then-current duties at a minimum level of compensation over the three-year period following the Merger.

     The new employment agreements replaced compensation arrangements in place prior to the Merger. They were designed to provide incentives to remain with the Company after the Merger and to compensate them for forgoing payments to which they would have otherwise been entitled as a result of the Merger under employment severance agreements, incentive compensation agreements, and retention bonus arrangements.

________________________________________________________________________________________________________

     Incentive Compensation. A portion of the Named Executive Officers' compensation under their employment agreements consists of an annual incentive bonus. This bonus may range from 0% to 37.5% of the officer's base salary, and is based on the attainment of certain pre-established financial and operational goals. It is also subject to the officer's employment with TNMP through the end of the relevant year.

     TNMP paid the incentive bonuses for the 2000 performance period in January 2001. The performance measures used, the overall attainment of such measures, and the payout were the same as those described above for TNP. TNMP also made an incentive matching contribution to its 401(k) retirement plan. The matching contribution was the same as that described above for TNP officers.

     In 2000, a portion of TNMP's matching contribution to its 401(k) retirement plan for employees was also based on the same financial performance measure used in the Management Short-Term and Broad-Based Incentive Compensation Plans. The financial performance measure was slightly above its target goal. The Company made an incentive matching contribution to the 401(k) accounts of eligible participants, including executive officers, equal to approximately 36% of the total amount that TNMP matched during 2000 as part of its regular employee benefits.

     Compensation for Period Preceding the Merger

     The main components of executives' regular compensation prior to the Merger were a base salary, the annual incentive compensation described above, and long-term incentive compensation. Under this approach, a high proportion of these officers' compensation was "at risk," namely, the short-term and long-term incentive compensation.

     In setting compensation, the prior Committee related total compensation levels for the Company's executive officers to the total compensation paid to similarly situated executives of a peer group of companies that were of a similar size and with similar performance characteristics, both within and outside of the electric utility industry. The total compensation package was targeted to approximate the median of the peer group. Because of the performance-oriented nature of the incentive programs, total compensation could exceed market norms when the Company exceeded its targeted performance goals, and lag the market when it did not.

     Annual Incentive Compensation. Executive officers and key employees participated in the TNP Management Short-Term Incentive Compensation program and, along with all other full-time employees, the TNP Broad-Based Incentive Compensation Plan. They received annual cash incentive awards under both plans if certain specified objectives were met. The incentive measures were weighted depending upon the executive officer's area of responsibility. This incentive compensation for the Named Executive Officers was replaced by the incentive compensation arrangements in their respective employment agreements at the time of the Merger, and they received no incentive compensation pursuant to these plans with respect to the period in 2000 preceding the Merger.

     Long-Term Incentive Compensation. Long-term incentive compensation awards were granted annually. Each award was related to a three-year performance period. Awards were expressed as a percentage of the individual's salary range midpoint and, if earned, were paid in TNP stock at the end of the three-year period. The Named Executive Officers received cash payments pursuant to change in control provisions in the TNP Equity Incentive Plan (the "Long-Term Plan") at the time of the Merger. The amount of these payments was equal to the number of shares payable at target under all outstanding long-term incentive compensation awards then outstanding, times $44 per share, the amount paid for TNP common stock in the Merger. The Long-Term Plan was terminated at the time of the Merger.

     Special Incentive and Retention Bonus. In early 1999, the predecessor Compensation Committee voted to award a special incentive and retention bonus to officers and certain key employees as additional compensation to reflect their contributions to the improvement in TNP's value to its shareholders during 1998 and previous years. For the Named Executive Officers, the bonus consisted of five equal annual installments, the first two of which were paid in January 1999 and January 2000. The remaining installments were superseded by compensation to be paid pursuant to the new employment agreements.

     Compensation of TNMP Chairman and Chief Executive Officer.

     Mr. Joyce's compensation is as provided in his employment contract. Mr. Joyce's contract provides a base salary of $434,500; an annual bonus of $656,875 payable on the first, second and third anniversary dates of the agreement; an annual incentive bonus ranging from 0% to 37.5% of his base salary, provided he remains employed by the Company through the end of each calendar year during the term of his employment agreement; and, if his total compensation during any 12 month period commencing on the date or anniversary date of the employment agreement is less than $1,200,000, an additional bonus for such 12 month period equal to the amount of the shortfall, provided that he has not terminated his employment with the Company prior to the end of such 12 month period. Mr. Joyce's employment agreement is described in this report under "Executive Compensation- Employment Contracts and Termination, Severance and Change of Control Arrangements."

________________________________________________________________________________________________________

     The predecessor Compensation Committee had raised Mr. Joyce's base salary from $395,000 to $434,500, effective March 1, 2000. At the time of the Merger, Mr. Joyce received payments of $490,913 under the change in control provisions of the Long-Term Plan. This amount represented the target payout amount of all outstanding awards under the Long-Term Plan. All pre-Merger compensation arrangements have been replaced by the arrangements in Mr. Joyce's employment agreement.

     Internal Revenue Code Section 162(m).

     Internal Revenue Code Section 162(m) limits tax deductions for executive compensation to $1 million. There are several exemptions to Section 162(m), including one for qualified performance-based compensation. To be qualified, performance-based compensation must meet various requirements, including shareholder approval. The Committee's policy with respect to the deductibility limit of Section 162(m) generally is to preserve the federal income tax deductibility of compensation paid when it is appropriate and is in the best interests of TNP and its shareholders. However, the Committee reserves the right to authorize the payment of nondeductible compensation if it deems that such action is appropriate.

Compensation Committee

TNP Compensation Committee	TNMP Compensation Committee

James T. Flynn, Chair	James T. Flynn, Chair
Preston M. Geren, III	William J. Catacosinos
Leeam Lowin	Preston M. Geren, III
Leeam Lowin

     The Compensation Committee Reports on Executive Compensation will not be deemed incorporated by reference by any general statement incorporating this report by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that TNP or TNMP specifically incorporates the information by reference.

________________________________________________________________________________________________________

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     SW Acquisition owns 100 percent of the common equity interests of TNP. The following table sets forth the beneficial ownership of TNP as of the date of this report.

Name of Beneficial Owner	Percent of Class

SW Acquisition (1)	100.0%
William J. Catacosinos (2)	100.0%
Kevern R. Joyce(3)	0.0%
Leeam Lowin (3)	0.0%
James T. Flynn(3)	0.0%
Preston M. Geren, III(3)	0.0%
Theodore A. Babcock(4)	0.0%
Jack V. Chambers(3)	0.0%
Manjit S. Cheema(3)	0.0%
R. Michael Matte(3)	0.0%
W. Douglas Hobbs(3)	0.0%
All directors and officers as a group (2)	100.0%

(1)   The business address of SW Acquisition is 2 Robbins Lane, Suite 201, Jericho, New York 11753.

(2)   Dr. William J. Catacosinos, who controls SW I Acquisition GP, L.P., the general partner of SW Acquisition, may also be deemed to have beneficial ownership of the equity interests reported in the table. The business address of Dr. Catacosinos is 2 Robbins Lane, Suite 201, Jericho, New York 11753.

(3)   The address for Messrs. Joyce, Lowin, Geren, Chambers, Cheema, Matte and Hobbs is 4100 International Plaza, Fort Worth, Texas 76109.

(4)   The address for Mr. Babcock is 2 Robbins Lane, Suite 201, Jericho, New York 11753.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     At the time of the Merger, and in accordance with the SW Acquisition limited partnership agreement, TNP and Laurel Hill entered into a Management Services Agreement under which TNP engaged Laurel Hill as its agent to provide certain management and financial advisory services to TNP. These services include an assessment of TNP's competitive environment, development and implementation of a strategic plan, assessment and implementation of financing strategies, development and implementation of operating budgets, development and implementation of marketing and sales initiatives, regulatory advice, and other advice relating to the enhancement of shareholder value, all for the purpose of assisting TNP in developing and executing its long term business goals and strategy. During the term of this agreement, TNP is paying Laurel Hill an annual fee of $1,200,000, payable monthly. This agreement has a three-year initial term, and will automatically renew thereafter for successive one-year terms. It provides that TNP will indemnify Laurel Hill, its agents and the companies controlling Laurel Hill for losses arising out of the Agreement or Laurel Hill's duties thereunder. Dr. Catacosinos is the Manager of Laurel Hill. Laurel Hill is a limited partner of SW Acquisition.

________________________________________________________________________________________________________

PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
(a)	The following financial statements are filed as part of this report:
		Page
	Reports of Independent Public Accountants	23

	TNP
	Consolidated Statements of Income, Three Years Ended December 31, 2000	27
	Consolidated Statements of Cash Flows, Three Years Ended December 31, 2000	28
	Consolidated Balance Sheets, December 31, 2000, and 1999	29
	Consolidated Statements of Capitalization, December 31, 2000, and 1999	30
	Consolidated Statements of Common Shareholders' Equity, Three Years Ended December 31, 2000	31

	TNMP
	Consolidated Statements of Income, Three Years Ended December 31, 2000	32
	Consolidated Statements of Cash Flows, Three Years Ended December 31, 2000	33
	Consolidated Balance Sheets, December 31, 2000, and 1999	34
	Consolidated Statements of Capitalization, December 31, 2000, and 1999	35
	Consolidated Statements of Common Shareholder's Equity, Three Years Ended December 31, 2000	36
	Notes to Consolidated Financial Statements	37
	Selected Quarterly Consolidated Financial Data - TNP	49

(b)	Report on Form 8-K:
	TNP filed a report on Form 8-K dated April 21, 2000, to disclose the closing of the Merger.

  TNP filed a report on Form 8-K date May 2, 2000, to disclose the termination of Arthur Andersen, LLP, and the appointment of Deloitte & Touche LLP, as its independent accountants effective April 25, 2000.

	TNP filed a report on Form 8-K dated August 17, 2000, to disclose second quarter earnings.

(c)	The Exhibit Index on pages 61 - 62 is incorporated here by reference.

(d)	All financial statement schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related Notes.

________________________________________________________________________________________________________

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

                                   TNP ENTERPRISES, INC.

Date: March 8, 2001         By:   \s\ Theodore A. Babcock
                                              Theodore A. Babcock, Chief Financial Officer

                                   TEXAS-NEW MEXICO POWER COMPANY

Date:March 8, 2001       By:   \s\ Manjit S. Cheema
                                              Manjit S. Cheema, Senior Vice President & Chief Financial Officer

Date:March 8, 2001       By:   \s\ Scott Forbes
                                              Scott Forbes, Vice President- Chief Accounting & Information Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

	Title	Date

By \s\ Kevern R. Joyce Kevern R. Joyce	Chairman, President & Chief Executive Officer of TNMP	3/8/01

By \s\ William J. Catacosinos William J. Catacosinos	Chairman, President & Chief Executive Officer of TNP	3/8/01

By \s\ Manjit S. Cheema Manjit S. Cheema	Senior Vice President & Chief Financial Officer of TNMP; Treasurer of TNP	3/8/01

By \s\ Theodore A. Babcock Theodore A. Babcock	Chief Financial Officer of TNP	3/8/01

By \s\ Scott Forbes Scott Forbes	Vice President - Chief Accounting & Information Officer of TNMP	3/8/01

By \s\ James T. Flynn James T. Flynn	Director	3/8/01

By \s\ Preston M. Geren III Preston M. Geren III	Director	3/8/01

By \s\ Leeam Lowin Leeam Lowin	Director	3/8/01

________________________________________________________________________________________________________

EXHIBIT INDEX

     Exhibits filed with this report are denoted by "*."

Exhibit No.	Description
TNP incorporates the following Exhibits by reference to the Exhibits and filings noted in parenthesis.
3(a)	Amended and Restated Articles of Incorporation (Ex. 3(a)(i), TNP Form 10-Q, quarter ended March 31, 2000).
3(b)	Amended and Restated Bylaws (Ex. 3(a)(ii), TNP Form 10-Q, quarter ended March 31, 2000).
3(c)	Articles of Merger of ST Acquisition Corp. with and into TNP Enterprises, Inc. (Ex.3 (a)(iii) TNP Form 10-Q, quarter ended March 31, 2000).
4(a)

Statement of Resolution Decreasing Series A Preferred Stock, Eliminating Series B Preferred Stock and Establishing Two New Series of Shares, (Series C & D) filed with the Secretary of the State of Texas on May 25, 2000, by the Registrant (Exhibit 4.1, Form S-4, File No. 333-42116, filed July 24, 2000).

4(b)	Form of 14 1/2% Redeemable Preferred Stock of the Registrant. (Exhibit 4.2, Form S-4, File No. 333-42116, filed July 24, 2000).
4(c)	Unit Agreement dated as of May 26, 2000, among TNP Enterprises, Inc., SW Acquisition, L.P. and The Bank of New York, as Unit Agent. (Exhibit 4.5, Form S-4, File No. 333-42116, filed July 24, 2000).
4(d)	Warrant Agreement, dated as of May 26, 2000, between SW Acquisition, L.P. and The Bank of New York, as Warrant Agent (Exhibit 4.6, Form S- 4, File No. 333-42116 filed July 24, 2000).
4(e)	Indenture, dated as of April 7, 2000, between ST Acquisition Corp. and The Bank of New York, as Trustee. (Exhibit 4-A, Form 8-K filed April 7, 2000).
4(f)	First Supplemental Indenture dated as of April 7, 2000, between the Registrant and The Bank of New York, as Trustee. (Exhibit 4-B, Form 8- K filed April 7, 2000).
4(g)	Form of 10.25% Senior Subordinated Exchange Note of the Registrant. (Exhibit 4-A, Form 8-K filed April 7, 2000).

TNMP incorporates the following Exhibits by reference to the Exhibits and filings noted in parenthesis.

3(i)	Amended and Restated Articles of Incorporation. (Ex. 3(b)(i), TNMP Form 10-Q, quarter ended March 31, 2000)
3(ii)	Amended and Restated Bylaws, (Ex. 3(b)(ii), TNMP Form 10-Q, quarter ended March 31, 2000).

TNP and TNMP incorporates the following Exhibits by reference to the Exhibits and filings noted in parenthesis.
4(a)	Indenture dated Jan. 1, 1999 between TNMP and the Chase Bank of Texas, N. A. (Ex. 4(w), TNMP 1998 Form 10-K).
4(b)	First Supplemental Indenture dated Jan. 1, 1999 to Indenture dated Jan. 1, 1999 between TNMP and the Chase Bank of Texas, N. A. (Ex. 4(x), TNMP 1998 Form 10-K).
Contracts Relating to TNP One
10(a)	Fuel Supply Agreement, dated Nov. 18, 1987, between Phillips Coal Company and TNMP (Ex. 10(j), TNMP 1987 Form 10-K).
10(a)1	Amendment No. 1, dated April 1, 1988, to Fuel Supply Agreement dated Nov. 18, 1987, between Phillips Coal Company and TNMP (Ex. 10(a)1, TNP and TNMP 1994 Form 10-K).
10(a)2

Amendment No. 2, dated Nov. 29, 1994, between Walnut Creek Mining Company and TNMP, to Fuel Supply Agreement dated Nov. 18, 1987, between Phillips Coal Company and TNMP, (Ex. 10(a)2, TNP and TNMP 1994 Form 10-K).

Power Supply Contracts
10(b)	Contract dated May 12, 1976, between TNMP and Houston Lighting & Power Company (Ex. 5(a), TNMP 1976 Form 10-K).
10(b )1	Amendment, dated Jan. 4, 1989, to contract between TNMP and Houston Lighting & Power Company (Ex. 10(cccc), TNMP 1988 Form 10-K).
10(c)	Amended and Restated Agreement for Electric Service dated May 14, 1990, between TNMP and Texas Utilities Electric Company (Ex. 10(vv), TNMP 1990 Form 10-K).
10(c)1

Amendment dated April 19, 1993 to Amended and Restated Agreement for Electric Service between TNMP and Texas Utilities Electric Company (Ex. 10(ii)1, 1993 Form S-2, Registration Statement, File No. 33-66232).

-61- _______________________________________________________________________________________________________
10(c)2	Letter agreement dated Nov. 24, 1997 between TNMP and Texas Utilities Electric Company (Ex. 10(qq), TNMP 1998 Form 10-K).
10(d)	Contract dated April 27, 1977, between TNMP and West Texas Utilities Company, as amended (Ex. 10(e), Form 8 applicable to TNMP 1986 Form 10-K).
10(e)	Contract dated April 29, 1987, between TNMP and El Paso Electric Company (Ex. 10(f), Form 8 applicable to TNMP 1986 Form 10-K).
10(f)	Contract dated Dec. 8, 1981, between TNMP and SPS as amended (Ex. 10(h), Form 8 applicable to TNMP 1986 Form 10-K).
10(f)1	Amendment, dated Dec. 12, 1988, to contract between TNMP and SPS (Ex. 10(llll), TNMP 1988 Form 10-K).
10(f)2	Amendment, dated Dec. 12, 1990, to contract between TNMP and SPS (Ex. 19(t), TNMP 1990 Form 10-K).
10(g)	Interconnection Agreement between TNMP and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19, 1984 (Ex. 10(j), Form 8 applicable to TNMP 1986 Form 10-K).
10(h)	Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987 (Ex. 10(l), Form 8 applicable to TNMP 1986 Form 10-K).
10(i)	Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987 (Ex. 10(l), Form 8 applicable to TNMP 1986 Form 10-K).
10(j)	DC Terminal Participation Agreement between TNMP and El Paso Electric Company dated Dec. 8, 1981 as amended (Ex. 10(m), Form 8 applicable to TNMP 1986 Form 10-K).
10(k)	Agreement for Purchase and Sale of Energy effective May 1, 1996 among TNMP, Amoco Chemical Company and Amoco Oil Company (Ex. 10 (pp), TNP and TNMP 1997 Form 10-K).
10(l)	Agreement dated Dec. 30, 1994 between TNMP and Union Carbide Corporation for Purchase of Capacity and Energy from UCC (Ex. 10(qq), TNP and TNMP 1997 Form 10-K).
Management Contracts
*10(m)	Agreement dated April 7, 2000 between William J. Catacosinos and TNP.
*10(n)	Agreement dated April 6, 2000 between Kevern R. Joyce and TNMP.
*10(o)	Agreement dated April 6, 2000 between Jack V. Chambers and TNMP.
*10(p)	Agreement dated June 15, 2000 between Manjit S. Cheema and TNMP.
*10(q)	Agreement dated June 19, 2000 between R. Michael Matte and TNMP.
*10(r)	Agreement dated April 5, 2000 between W. Douglas Hobbs and TNMP.
*21	Subsidiaries of the Registrants.

________________________________________________________________________________________________________