Form 10-Q
period 2001-03-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2001-05-08
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

____________________________________________________________________________________________
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

____________________________________________________________________________________________
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

____________________________________________________________________________________________
TNP Enterprises, Inc. And Subsidiaries
Texas New-Mexico Power Company And Subsidiaries
Combined Quarterly Report on Form 10-Q for the period ended March 31, 2001

     This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	TNP Enterprises, Inc. (TNP) and Subsidiaries:
	Consolidated Statements of Income (Loss)
	Three Month Periods Ended March 31, 2001, and 2000	3
	Consolidated Statements of Cash Flows
	Three Month Periods Ended March 31, 2001, and 2000	4
	Consolidated Balance Sheets
	March 31, 2001, and December 31, 2000	5

	Texas-New Mexico Power Company (TNMP) and Subsidiaries:
	Consolidated Statements of Income
	Three Month Periods Ended March 31, 2001, and 2000	6
	Consolidated Statements of Cash Flows
	Three Month Periods Ended March 31, 2001, and 2000	7
	Consolidated Balance Sheets
	March 31, 2001, and December 31, 2000	8

	Notes to Consolidated Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	11
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings.	16
Item 6.	Exhibits and Reports on Form 8-K.	16
	(a) Exhibit Index	16
	(b) Reports on Form 8-K	16
Statement Regarding Forward Looking Information		16
Signature page		17

____________________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2001	2000
		Predecessor
	(In thousands)

OPERATING REVENUES	$ 168,354	$ 124,526
	_______________	_______________
OPERATING EXPENSES:
Purchased power and fuel	104,575	59,550
Other operating and maintenance	25,059	29,398
Depreciation and amortization	13,511	10,230
Charge for recovery of stranded plant	3,112	1,629
Taxes other than income taxes	8,420	7,941
Income taxes	(1,789)	1,745
	_______________	_______________
Total operating expenses	152,888	110,493
	_______________	_______________
NET OPERATING INCOME	15,466	14,033
	_______________	_______________
OTHER INCOME:
Other income and deductions, net	480	465
Income taxes	(192)	(131)
	_______________	_______________
Other income, net of taxes	288	334
	_______________	_______________
INCOME BEFORE INTEREST CHARGES	15,754	14,367
	_______________	_______________
INTEREST CHARGES:
Interest on long-term debt	17,761	9,626
Other interest and amortization of debt-related costs	1,134	888
	_______________	_______________
Total interest charges	18,895	10,514
	_______________	_______________
INCOME (LOSS) BEFORE THE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING	(3,141)	3,853
Cumulative effect of change in accounting for
major maintenance costs, net of taxes (Note 3)	(1,170)	-
	_______________	_______________
NET INCOME (LOSS)	(4,311)	3,853
Dividends on preferred stock and other	3,919	5
	_______________	_______________
INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ (8,230)	$ 3,848
	_______________	_______________
	_______________	_______________
The accompanying notes are an integral part of these consolidated financial statements.

3
_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2001	2000
		Predecessor
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 181,367	$ 102,091
Purchased power and fuel costs paid	(106,789)	(63,613)
Cash paid for payroll and to other suppliers	(26,111)	(24,234)
Interest paid, net of amounts capitalized	(12,086)	(14,690)
Income taxes refunded	2,000	5,500
Other taxes paid	(16,550)	(17,089)
Other operating cash receipts and payments, net	(73)	147
	_____________	_____________
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	21,758	(11,888)
	_____________	_____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(7,975)	(9,200)
Other investing activities	(913)	-
	_____________	_____________
NET CASH USED IN INVESTING ACTIVITIES	(8,888)	(9,200)
	_____________	_____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	-	(3,926)
Borrowings from (repayments to) revolving credit facilities - net
TNMP $315 million facility	(11,000)	-
TNMP 1996 facility	-	21,000
Issuances:
TNP common stock	-	1,202
Redemptions:
TNP term loan	(400)	-
TNMP preferred stock, net of gain	-	(117)
	_____________	_____________
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(11,400)	18,159
	_____________	_____________
NET CHANGE IN CASH AND CASH EQUIVALENTS	1,470	(2,929)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,110	14,456
	_____________	_____________
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 9,580	$ 11,527
	_____________	_____________
	_____________	_____________
RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$ (4,311)	$ 3,853
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	1,170	-
Depreciation and amortization	13,511	10,230
Charge for recovery of stranded plant	3,112	1,629
Purchased power settlement adjustment	-	(2,425)
Amortization of debt-related costs and other deferred charges	1,031	957
Allowance for funds used during construction	(41)	(82)
Deferred income taxes	(2,038)	2,541
Investment tax credits	(868)	(401)
Deferred purchased power and fuel costs	9,712	(2,233)

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	6,311	(1,021)
Accounts payable	(4,249)	(2,740)
Accrued interest	5,814	(4,990)
Accrued taxes	(3,771)	(3,825)
Reserve for customer refund	-	838
Changes in other current assets and liabilities	(694)	(14,601)
Other, net	(2,931)	382
	_____________	_____________
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 21,758	$ (11,888)
	_____________	_____________
	_____________	_____________
The accompanying notes are an integral part of these consolidated financial statements.

4
_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31,
	(Unaudited)	2000
	(In thousands)
ASSETS

UTILITY PLANT:
Electric plant	$ 825,389	$ 818,247
Construction work in progress	2,141	1,508
	_____________	_____________
Total	827,530	819,755
Less accumulated depreciation	36,987	27,566
	_____________	_____________
Net utility plant	790,543	792,189
	_____________	_____________
OTHER PROPERTY AND INVESTMENTS, at cost	3,763	3,636
	_____________	_____________
CURRENT ASSETS:
Cash and cash equivalents	9,580	8,110
Accounts receivable	15,347	21,658
Inventories, at lower of average cost or market:
Fuel	454	406
Materials and supplies	3,987	3,990
Deferred purchased power and fuel costs	1,610	1,977
Other current assets	309	695
	_____________	_____________
Total current assets	31,287	36,836
	_____________	_____________
LONG-TERM AND OTHER ASSETS:
Goodwill	278,967	281,870
Recoverable stranded costs	118,670	119,857
Deferred purchased power and fuel costs	27,906	37,251
Deferred charges	54,110	57,092
	_____________	_____________
Total long-term and other assets	479,653	496,070
	_____________	_____________
	$ 1,305,246	$ 1,328,731
	_____________	_____________
	_____________	_____________
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholders' equity:
Common stock - no par value per share. Authorized 1,000,000
shares; issued 100 shares	$ 100,000	$ 100,000
Retained earnings (deficit)	(21,610)	(13,380)
	_____________	_____________
Total common shareholders' equity	78,390	86,620
Redeemable cumulative preferred stock	108,311	104,393
Long-term debt, less current maturities	847,148	858,527
	_____________	_____________
Total capitalization	1,033,849	1,049,540
	_____________	_____________
CURRENT LIABILITIES:
Current maturities of long-term debt	1,600	1,600
Accounts payable	34,423	38,672
Accrued interest	20,366	14,552
Accrued taxes	14,238	18,009
Customers' deposits	4,172	3,945
Accumulated deferred income taxes	13,766	13,427
Reserve for customer refund	2,555	2,555
Other current liabilities	14,308	15,862
	_____________	_____________
Total current liabilities	105,428	108,622
	_____________	_____________
LONG-TERM AND OTHER LIABILITIES:
Regulatory tax liabilities	6,263	6,371
Accumulated deferred income taxes	93,558	98,353
Accumulated deferred investment tax credits	21,983	22,377
Deferred credits	44,165	43,468
	_____________	_____________
Total long-term and other liabilities	165,969	170,569
	_____________	_____________
COMMITMENTS AND CONTINGENCIES (Note 4)	_____________	_____________
	$ 1,305,246	$ 1,328,731
	_____________	_____________
	_____________	_____________
The accompanying notes are an integral part of these consolidated financial statements.

5
_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2001	2000
	(In thousands)

OPERATING REVENUES	$ 168,354	$ 124,512
	______________	______________
OPERATING EXPENSES:
Purchased power and fuel	104,575	59,550
Other operating and maintenance	23,428	23,607
Depreciation of utility plant	10,590	10,230
Charge for recovery of stranded plant	3,112	1,629
Taxes other than income taxes	8,261	7,822
Income taxes	2,729	3,627
	______________	______________
Total operating expenses	152,695	106,465
	______________	______________
NET OPERATING INCOME	15,659	18,047
	______________	______________
OTHER INCOME:
Other income and deductions, net	407	330
Income taxes	(192)	(131)
	______________	______________
Other income, net of taxes	215	199
	______________	______________
INCOME BEFORE INTEREST CHARGES	15,874	18,246
	______________	______________
INTEREST CHARGES:
Interest on long-term debt	7,271	9,595
Other interest and amortization of debt-related costs	717	888
	______________	______________
Total interest charges	7,988	10,483
	______________	______________
INCOME BEFORE THE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING	7,886	7,763
Cumulative effect of change in accounting for
major maintenance costs, net of taxes (Note 3)	(1,170)	-
	______________	______________
NET INCOME	6,716	7,763
Dividends on preferred stock and other	-	5
	______________	______________
INCOME APPLICABLE TO COMMON STOCK	$ 6,716	$ 7,758
	______________	______________
	______________	______________
The accompanying notes are an integral part of these consolidated financial statements.

6
_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 181,348	$ 102,460
Purchased power and fuel costs paid	(106,789)	(63,613)
Cash paid for payroll and to other suppliers	(24,532)	(23,538)
Interest paid, net of amounts capitalized	(9,517)	(14,626)
Income taxes refunded	-	4,508
Other taxes paid	(16,492)	(17,146)
Other operating cash receipts and payments, net	(145)	13
	____________	____________
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	23,873	(11,942)
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(7,965)	(9,200)
Additions to other property	(128)	-
	____________	____________
NET CASH USED IN INVESTING ACTIVITIES	(8,093)	(9,200)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	(4,000)	(18)
Borrowings from (repayments to) revolving credit facilities - net
$315 million facility	(11,000)	-
1996 facility	-	21,000
Redemptions:
Preferred stock, net of gain	-	(117)
	____________	____________
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(15,000)	20,865
	____________	____________
NET CHANGE IN CASH AND CASH EQUIVALENTS	780	(277)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,613	4,002
	____________	____________
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 3,393	$ 3,725
	____________	____________
	____________	____________
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$ 6,716	$ 7,763
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	1,170	-
Depreciation of utility plant	10,590	10,230
Charge for recovery of stranded plant	3,112	1,629
Purchased power settlement adjustment	-	(2,425)
Amortization of debt-related costs and other deferred charges	614	957
Allowance for funds used during construction	(41)	(82)
Deferred income taxes	(631)	1,980
Investment tax credits	(395)	(401)
Deferred purchased power and fuel costs	9,712	(2,233)

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	6,293	(638)
Accounts payable	(4,252)	(2,662)
Accrued interest	(2,107)	(4,958)
Accrued taxes	(4,566)	(2,635)
Reserve for customer refund	-	838
Changes in other current assets and liabilities	(400)	(19,850)
Other, net	(1,942)	545
	____________	____________
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 23,873	$ (11,942)
	____________	____________
	____________	____________
The accompanying notes are an integral part of these consolidated financial statements.

7
_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS

	March 31, 2001	December 31,
	(Unaudited)	2000
	(In thousands)
ASSETS

UTILITY PLANT:
Electric plant	$ 1,322,888	$ 1,326,296
Construction work in progress	2,141	1,508
	____________	____________
Total	1,325,029	1,327,804
Less accumulated depreciation	415,866	415,816
	____________	____________
Net utility plant	909,163	911,988
	____________	____________
OTHER PROPERTY AND INVESTMENTS, at cost	334	206
	____________	____________
CURRENT ASSETS:
Cash and cash equivalents	3,393	2,613
Accounts receivable	15,075	21,368
Inventories, at lower of average cost or market:
Fuel	454	406
Materials and supplies	3,987	3,990
Deferred purchased power and fuel costs	1,610	1,977
Other current assets	279	641
	____________	____________
Total current assets	24,798	30,995
	____________	____________
LONG-TERM AND OTHER ASSETS:
Deferred purchased power and fuel costs	27,906	37,251
Deferred charges	15,490	18,057
	____________	____________
Total long-term and other assets	43,396	55,308
	____________	____________
	$ 977,691	$ 998,497
	____________	____________
	____________	____________
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholder's equity:
Common stock, $10 par value per share
Authorized 12,000,000 shares; issued 10,705 shares	$ 107	$ 107
Capital in excess of par value	222,149	222,149
Retained earnings	95,437	100,721
	____________	____________
Total common shareholder's equity	317,693	322,977
Long-term debt, less current maturities	415,348	426,327
	____________	____________
Total capitalization	733,041	749,304
	____________	____________
CURRENT LIABILITIES:
Accounts payable	34,074	38,326
Accrued interest	4,813	6,920
Accrued taxes	16,617	21,183
Customers' deposits	4,172	3,945
Accumulated deferred income taxes	13,813	13,767
Reserve for customer refund	2,555	2,555
Other current liabilities	26,100	19,044
	____________	____________
Total current liabilities	102,144	105,740
	____________	____________
LONG-TERM AND OTHER LIABILITIES:
Regulatory tax liabilities	6,263	6,371
Accumulated deferred income taxes	98,888	100,177
Accumulated deferred investment tax credits	21,983	22,377
Deferred credits	15,372	14,528
	____________	____________
Total long-term and other liabilities	142,506	143,453
	____________	____________
COMMITMENTS AND CONTINGENCIES (Note 4)	____________	____________
	$ 977,691	$ 998,497
	____________	____________
	____________	____________
The accompanying notes are an integral part of these consolidated financial statements.

8
_____________________________________________________________________________________

TNP Enterprises Inc. and Subsidiaries
Texas-New Mexico Power Company and Subsidiaries
Notes to Consolidated Financial Statements

Note 1. Interim Financial Statements

      The interim consolidated financial statements of TNP and subsidiaries, and TNMP and subsidiaries, are unaudited, and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP's and TNMP's 2000 Combined Annual Report on Form 10-K.

      Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholders' equity.

Note 2. Regulatory Matters

   Texas

      Unbundled Cost of Service Filing (UCOS). The legislation that established retail competition required TNMP to file a rate case that will set rates for the transmission and distribution company that will provide regulated services once competition begins in 2002. On March 31, 2000, TNMP filed its UCOS with the Public Utility Commission of Texas (PUCT). The filing proposed the rates at which TNMP's customers would purchase transmission and distribution services after December 31, 2001. The filing also included a proposed Competition Transition Charge (CTC), as required by the legislation. The CTC is designed to recover stranded costs or Economic Cost over Market (ECOM) related to TNMP's generation assets and purchased power contracts, as determined by a PUCT-established model.

      In March 2001, the PUCT issued an interim order in the ECOM phase of the UCOS that directed TNMP to recalculate ECOM based on inputs provided by the PUCT. In April 2001, TNMP filed the results of its recalculation of ECOM with the PUCT. In its filing, TNMP estimated that it would not have any ECOM after taking into account the amount of stranded cost TNMP will have mitigated by January 1, 2002.

      In April 2001, the PUCT ratified a settlement regarding the transmission and distribution cost of service that the parties reached in March 2001. The settlement provides for transmission and distribution service tariffs effective January 1, 2002 that will provide $125.6 million of revenue to TNMP. In addition, the PUCT made its initial ECOM determination, accepting the amounts filed by TNMP as discussed above.

      Although the PUCT has made its initial determination of ECOM, the actual amount of ECOM will be determined through one of the four market-based mechanisms required by the legislation by 2004. The actual determination of ECOM may differ from the PUCT's initial determination.

      In addition to UCOS issues, TNMP expects the PUCT to address certain issues related to its January 2000 Business Separation Plan filing in the UCOS. The PUCT's current schedule for TNMP's UCOS contemplates issuance of a final order in August 2001.

      Fuel Factor. In April 2001, TNMP filed a request with the PUCT to increase its fuel factor by approximately 40 percent as compared to the fuel factor currently in effect. TNMP filed the request in response to projected increases in the cost of fuel and energy-related purchased power. TNMP has asked the PUCT to put the new fuel factor into effect on June 1, 2001.

   New Mexico

      Restructuring. In March 2001, legislation was finalized that delays the effective dates of retail electric competition established in the Electric Utility Industry Restructuring Act of 1999 (the Act). The Act had originally provided for the phase-in of retail choice beginning January 1, 2001, and the New Mexico Public Regulation Commission (NMPRC) had previously delayed the start of retail electric competition by one year to January 1, 2002. Under the new legislation, retail electric competition for residential, school, and small commercial customers will begin on January 1, 2007. Open access for large commercial and industrial customers will begin on January 1, 2008.

      During the first quarter of 2001, TNMP eliminated its $0.9 million reserve for stranded costs associated with purchased power contracts as a result of the legislation's delay of the start of competition.

____________________________________________________________________________________________

Note 3.  Accounting Developments

   Accounting for Derivatives

      As reported in the 2000 Combined Annual Report on Form 10-K, TNP and TNMP adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as extended and amended, effective January 1, 2001. The initial adoption of SFAS 133 had no impact on the financial position, results of operations or cash flows of TNP and TNMP.

      Ongoing implementation issues being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS 133. In the normal course of business, TNMP enters into commodity contracts, which include "swing" components for additional purchases or sales of electricity. TNMP and its customers use these contracts to meet electricity requirements. TNP and TNMP have evaluated these contracts and determined that they qualify for the normal purchases and sales exception provided by SFAS 133. In October 2000, the DIG reached a tentative conclusion that all option contracts do not qualify for such exception. In April 2001, the Financial Accounting Standards Board (FASB) approved this tentative conclusion and, if not further modified, these contracts will be required to be accounted for as derivatives commencing July 1, 2001.

      TNP and TNMP are unable to determine the precise impact related to the electricity contracts discussed above. There are a number of other issues pending before the DIG that may have an impact on the application of this statement. TNP and TNMP are unable to predict the outcome of these issues.

   Change in Accounting for Major Maintenance Costs

      Effective January 1, 2001, TNP and TNMP began charging the costs of major maintenance projects to expense as incurred and wrote-off the balance of previously deferred major maintenance costs. Prior to January 1, 2001, TNP and TNMP had deferred the costs of major maintenance projects and amortized those costs to expense over periods ranging from three to seven years. TNP and TNMP believe that expensing major maintenance costs is preferable to deferring those costs because those costs do not result in the acquisition of or the replacement of units of property.

      The change in accounting for major maintenance costs reduced pre-tax net income for the three months ended March 31, 2001, by $1.9 million ($1.2 million after tax). Had this new accounting method been in effect during prior periods, income before the cumulative effect of the change in accounting would not have been materially different from that shown in the accompanying consolidated statements of income.

Note 4.  Commitments and Contingencies

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

      Other. TNP and TNMP are involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on TNMP's and TNP's consolidated financial condition or results of operations.

____________________________________________________________________________________________

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

     The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

Results of Operations

  Overall Results

    TNP

      TNP had a loss applicable to common stock of $8.2 million for the quarter ended March 31, 2001 as compared to earnings of $3.8 million for the quarter ended March 31, 2000. The decrease in earnings was caused primarily by goodwill amortization, interest expense, and preferred dividends resulting from the acquisition of TNP by SW Acquisition, L.P. in April 2000 (the Merger).

    TNMP

      TNMP's earnings applicable to common stock were $6.7 million for the quarter ended March 31, 2001 as compared to $7.8 million for the quarter ended March 31, 2000.

      Under legislation passed in 1999, TNMP's earnings on its Texas operations are capped at a 10.53% return on rate base adjusted for discounted rates to industrial customers, which are expected to be approximately $1.9 million in 2001. TNMP will apply Texas earnings in excess of the cap to recover its stranded costs. During the first quarter of 2001, TNMP recorded pre-tax excess earnings of $3.1 million ($1.9 million after tax).

      The changes in TNP's and TNMP's earnings for the quarter are attributable to the factors listed below (in millions):
Earnings Increase (Decrease)

Three Months Ended March 31, 2001 v. 2000

Factors affecting TNMP
Changes in base revenues	$ 5.2
Texas non-pass-through purchased power expenses	(6.5)
Interest charges	2.5
All other (including income tax effects on the items above)	(0.1)
Cumulative effect of change in accounting for major maintenance costs (net of tax)	(1.2)
Change in TNMP earnings before charge for recovery of stranded plant	(0.1)
Charge for recovery of stranded plant (net of tax)	(0.9)
Change in TNMP earnings	(1.0)
Factors affecting TNP
Other operating expenses	4.2
Goodwill amortization	(2.9)
Interest charges	(10.9)
Dividends on preferred stock	(3.9)
All other (including income tax effects on the items above)	2.5
Change in TNP earnings	(11.0)
Change in consolidated earnings	$ (12.0)

____________________________________________________________________________________________

  TNMP Operating Revenues

      The following table summarizes the components of base revenues (in thousands).

	Three Months Ended March 31,
			Increase
	2001	2000	(Decrease)
Operating revenues	$ 168,354	$ 124,512	$ 43,842

Pass-through expenses	86,554	47,895	38,659

Base revenues	$ 81,800	$ 76,617	$ 5,183

      Pass-through expenses in Texas include fuel and the energy-related portion of purchased power. In New Mexico, pass-through expenses include all purchased power costs. Details of pass-through expenses are discussed under "Results of Operations -- Operating Expenses."

      The following table summarizes the components of the change in base revenues for the three months ended March 31, 2001 compared to the same period in 2000 (in thousands).

Three Months Ended March 30, 2001 v. 2000

Weather related	$ 4,029
Customer growth	1,369
New Mexico stranded cost reserve	927
Texas base rate reduction	(1,586)
Industrial sales	(1,553)
Price/sales mix and other	1,997
Base revenues increase	$ 5,183

      Current quarter base revenues increased $5.2 million, or 6.8%, compared to the corresponding 2000 period. The increase resulted from higher weather-related sales in the residential and commercial classes, growth in the number of residential and commercial customers, and the elimination of the New Mexico stranded cost reserve as discussed in Note 2. These increases were offset in part by reduced sales to a significant industrial customer under an economy sales arrangement and the effects of renegotiated contracts with large industrial customers in New Mexico and Texas.

      Effective January 1, 2001, TNMP implemented base rate reductions of 3% and 1% for residential and commercial customers, respectively, under the terms of a Declaratory Order issued by the PUCT on December 6, 1999.

      The following table summarizes the components of gigawatt-hour (GWH) sales.

	Three Months Ended March 31,
			Increase
	2001	2000	(Decrease)
Residential	590	503	87
Commercial	458	434	24
Industrial:
Firm	161	130	31
Economy	959	1,023	(64)
Sales for resale (including
power marketing)	178	68	110
Other	23	23	-
Total GWH Sales	2,369	2,181	188

____________________________________________________________________________________________

      Current quarter sales of 2,369 GWHs increased by 188 GWHs (or 8.6%) as compared to the corresponding 2000 period. The increase resulted from higher off-system sales, higher weather-related sales in the commercial and residential classes, and growth in the number of commercial and residential customers. The increase was partially offset by reduced sales to a significant industrial customer under an economy sales arrangement.

  Operating Expenses

    Factors Affecting TNMP

      TNMP incurred operating expenses of $152.7 million in the quarter ended March 31, 2001, an increase of $46.2 million over the amount incurred during the corresponding period of 2000. The increase reflects higher costs for purchased power and fuel, and higher charges for recovery of stranded plant.

    Purchased Power and Fuel Expenses

      The following table summarizes the components of TNMP's purchased power and fuel expenses (in thousands).

	Three Months Ended March 31,
			Increase (Decrease)
	2001	2000
Purchased power and fuel expenses
Pass-through expenses
Purchased power	$ 76,600	$ 39,411	$ 37,189
Fuel	9,954	8,484	1,470
	86,554	47,895	38,659
Non-pass-through expenses
Texas purchased power	17,672	11,215	6,457
Fuel	349	440	(91)
	18,021	11,655	6,366

Total purchased power and fuel	$ 104,575	$ 59,550	$ 45,025

      In the first quarter of 2001, purchased power and fuel expenses increased $45.0 million from the level incurred during the first quarter of 2000. Pass-through expenses increased $38.7 million, reflecting increased purchases caused by higher sales overall and price increases in Texas and New Mexico. Non-pass-through expenses increased $6.4 million due to higher demand purchased power costs in Texas during 2001, and a $2.4 million credit in 2000, resulting from a PUCT order to defer and amortize previously incurred costs.

    Charge for Recovery of Stranded Plant

      Charge for recovery of stranded plant increased $1.5 million in the first quarter of 2001 compared to the same period in 2000. The charge for recovery of stranded plant in the first quarter of 2000 included a $1.0 million credit for the PUCT order discussed above.

    Interest Charges

      Interest charges decreased by $2.5 million in the three months ended March 31, 2001 compared to the same period in 2000. In October 2000, TNMP established a $315 million credit facility that carried a composite interest rate of approximately 6.6% as of March 31, 2000. That rate was significantly lower than the rates on the first mortgage bonds and secured debentures outstanding at March 31, 2000. Reduced debt levels also contributed to the decrease in interest charges.

    Cumulative Effect of Change in Accounting

      As discussed in Note 3, TNMP began charging the costs of major maintenance to expense as incurred effective January 1, 2001, and wrote-off the balance of previously deferred major maintenance costs. The change resulted in a pre-tax charge of $1.9 million ($1.2 million after tax).

____________________________________________________________________________________________

    Factors Affecting TNP

    Other Operating Expenses

      Other operating expenses for the first quarter of 2001 decreased $4.2 million compared to the same period in 2000. The decrease resulted from the first quarter of 2000 including a one-time charge of $5.6 million for severance and retirement benefits due to the change in control resulting from the Merger.

    Depreciation and Amortization

      Beginning in the second quarter of 2000, TNP began amortizing goodwill associated with the Merger over 25 years. Goodwill amortization was $2.9 million for the three months ended March 31, 2001.

    Interest Charges

      TNP incurred interest charges of $10.9 million for the three months ended March 31, 2001, on the debt issued to finance the Merger. TNP incurred less than $0.1 million in pre-merger interest expense during the three months ended March 31, 2000.

    Dividends on Preferred Stock

      TNP issued preferred stock to finance the Merger. Dividends on preferred stock were $3.9 million for the three months ended March 31, 2001.

Financial Condition

  TNMP Liquidity

      The main sources of liquidity for TNMP are cash flow from operations and borrowings from its credit facility. TNMP's cash flow from operations was $35.8 million higher in the first quarter of 2001 as compared to the first quarter of 2000 due to higher receipts from customers, resulting from higher sales and increases in TNMP's fuel factor in Texas. The increase was partially offset by higher payments for fuel and purchased power costs.

      As discussed in "Results of Operations," above, TNMP established a $315 million credit facility in October 2000. As of March 31, 2001, TNMP had the ability to borrow an additional $74 million under the $315 million credit facility, subject to compliance with covenants in this facility as well as covenants in TNP's revolving credit facility discussed below.

      TNMP has an under-recovered balance of fuel and energy-related purchased power costs in Texas of $27.9 million as of March 31, 2001. TNMP's request to increase its fuel factor is discussed in Note 3.

      TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under its $315 million credit facility should be sufficient to meet working capital requirements at least through 2001.

  TNP Liquidity

      TNP's main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of TNMP and the distribution of those earnings in the form of cash dividends, as well as tax payments from TNMP due under a tax sharing agreement between TNP and TNMP. TNP has a $25 million revolving credit facility that will be used to provide working capital and meet other requirements. The revolving credit facility was put in place at the time of the Merger. As of March 31, 2001, TNP had no borrowings against the revolving credit facility, and the entire $25 million was available to TNP, subject to compliance with covenants in this facility.

      Cash dividends from TNMP to TNP are limited by restrictions included in TNMP's debt indentures and bank agreements. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP's ability to pay cash dividends to TNP. For the three months ended March 31, 2001, TNMP has paid dividends of $4.0 million to TNP. In April 2001, TNMP paid a $12.0 million dividend to TNP that had been declared in March 2001.

      During the three months ended March 31, 2001, TNMP made tax sharing payments to TNP of $2.0 million.

____________________________________________________________________________________________

      During the first quarter of 2001, TNP's cash flow from operations was $33.6 million higher than in the first quarter of 2000 due to TNMP's higher cash flow from operations as discussed above, offset by interest payments on the debt issued to finance the Merger.

      Management believes that dividends from TNMP, payments from TNMP under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP's working capital requirements at least through 2001.

Other Matters

      Retail Pilot Project. Beginning June 1, 2001, First Choice Power, Inc. (First Choice), the retail electric provider affiliate of TNMP, and a wholly owned subsidiary of TNP will participate in a retail pilot in the state of Texas. The pilot is being conducted in anticipation and preparation for the commencement of full-scale competition on January 1, 2002, and is intended to provide all participants in the retail electric market with the opportunity to test systems and processes to be used in the competitive market. In this pilot, up to five percent of each class of customers now served by investor owned utilities in Texas (i.e., industrial, commercial and residential) may elect to participate in the pilot. First Choice is actively working to acquire customers for the pilot program. Participation in the pilot by TNMP's commercial and industrial customers has been fully subscribed, as has been the case with commercial and industrial customers throughout Texas. A relatively small number of TNMP's residential customers have chosen to participate in the pilot.

____________________________________________________________________________________________

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      Power Resource Group. On March 8, 2001, the judge of the 345th District Court of Travis County, Texas entered a Final Judgment in which he granted summary judgment in favor of TNMP and dismissed the case in the suit styled Power Resource Group, Inc. v. Public Utility Commission of Texas and Texas-New Mexico Power Company. On April 5, 2001, Power Resources Group filed a Notice of Appeal with the court appealing the judgment to the Court of Appeals for the Third District of Texas.

      See Notes 2 and 4 for information regarding additional regulatory and legal matters.

Item 5. Other Items

Changes in Management

      Jack V. Chambers was elected Chairman, President and Chief Executive Officer of Texas-New Mexico Power Company, effective April 8, 2001. Kevern Joyce resigned such offices as of the same date. Mr. Joyce continues as an advisor to senior management and the Board of Directors. In that capacity he will advise the Board on transition to competition matters and on transmission and distribution expansion opportunities.

      Manjit Cheema was elected as President of First Choice Power, Inc., a wholly owned subsidiary of TNP Enterprises, Inc., effective April 18, 2001, following the resignation of Michael Matte. First Choice Power, Inc. is the retail electric provider affiliated with TNP Enterprises and Texas-New Mexico Power Company.

Proposed Sale of TNP One

      On March 29, 2001, TNMP announced its decision to sell TNP One, its lignite-fueled generating facility located in Robertson County, Texas. That decision is in response to the Texas Electric Choice Act (Senate Bill 7), which became effective September 1, 1999, and requires electric utilities to separate their business activities into a power generation company, a retail electric provider, and a transmission and distribution utility. TNMP began soliciting indications of interest from potential purchasers in April 2001, but has not yet received any offers. TNMP expects to complete the sale in 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

      The following exhibits are filed with this report:

      (18)  Letter from Independent Accountants regarding preferability of accounting change.

(b)    Reports on Form 8-K: None.

Statement Regarding Forward Looking Information

      The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition enacted by our legislators and regulators or a delay in implementing retail competition; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP's and TNMP's businesses; decisions in connection with current regulatory proceedings; the sale of TNP One; insurance coverage available for claims made in litigation; the effect of a Texas Supreme Court decision on the limitations of any actual damages awarded in currently ongoing litigation; future strategic partnerships; general business and economic conditions, and price fluctuations in the electric power market; and other factors described from time to time in TNP's and TNMP's reports filed with the SEC. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

____________________________________________________________________________________________
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	TNP ENTERPRISES, INC.

Chief Financial Officer
Date: May 8, 2001	By \s\ THEODORE A. BABCOCK
Theodore A. Babcock
Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date: May 8, 2001	By \s\ MANJIT S. CHEEMA
Manjit S. Cheema
Senior Vice President and Chief Financial Officer

Date: May 8, 2001	By \s\ SCOTT FORBES
Scott Forbes
Vice President - Chief Accounting and Information Officer

____________________________________________________________________________________________