Form 10-Q
period 2001-06-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2001-08-07
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

or

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
Combined Quarterly Report on Form 10-Q for the period ended June 30, 2001

     This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	TNP Enterprises, Inc. (TNP) and Subsidiaries:
	Consolidated Statements of Income (Loss) Three Month Periods Ended June 30, 2001, and 2000	3

	Consolidated Statements of Income (Loss) Six Month Periods Ended June 30, 2001, and 2000	4

	Consolidated Statements of Cash Flows Six Month Periods Ended June 30, 2001, and 2000	5

	Consolidated Balance Sheets June 30, 2001, and December 31, 2000	6

	Texas-New Mexico Power Company (TNMP) and Subsidiaries:
	Consolidated Statements of Income Three and Six Month Periods Ended June 30, 2001, and 2000	7

	Consolidated Statements of Cash Flows Six Month Periods Ended June 30, 2001, and 2000	8

	Consolidated Balance Sheets June 30, 2001, and December 31, 2000	9

	Notes to Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	13
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	18

Item 5.	Other Items	18

Item 6.	Exhibits and Reports on Form 8-K	18

	(a) Exhibit Index	18

	(b) Reports on Form 8-K	18

Statement Regarding Forward Looking Information		19

Signature Page		19

____________________________________________________________________________________________
TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,
	2001	2000
	(In thousands)

OPERATING REVENUES	$ 161,335	$ 155,931
	_________________	_________________
OPERATING EXPENSES:
Purchased power and fuel	90,735	81,314
Other operating and maintenance	27,486	25,703
Depreciation and amortization	13,418	12,975
Charge for recovery of stranded plant	2,657	3,396
Taxes other than income taxes	8,622	9,142
Income taxes	752	1,395
	_________________	_________________
Total operating expenses	143,670	133,925
	_________________	_________________
NET OPERATING INCOME	17,665	22,006
	_________________	_________________
OTHER INCOME:
Other income and deductions, net	581	328
Income taxes	(180)	(76)
	_________________	_________________
Other income, net of taxes	401	252
	_________________	_________________
INCOME BEFORE INTEREST CHARGES	18,066	22,258
	_________________	_________________
INTEREST CHARGES:
Interest on long-term debt	16,804	19,617
Other interest and amortization of debt-related costs	1,148	2,109
	_________________	_________________
Total interest charges	17,952	21,726
	_________________	_________________
NET INCOME	114	532
Dividends on preferred stock and other	4,195	3,314
	_________________	_________________
LOSS APPLICABLE TO COMMON STOCK	$ (4,081)	$ (2,782)
	_________________	_________________
	_________________	_________________

The accompanying notes are an integral part of these consolidated financial statements.

3
_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Six Months Ended	Three Months Ended
	June 30, 2001	June 30, 2000	March 31, 2000
			Predecessor
	(In thousands)

OPERATING REVENUES	$ 329,689	$ 155,931	$ 124,526
	_________________	_________________	_________________
OPERATING EXPENSES:
Purchased power and fuel	195,311	81,314	59,550
Other operating and maintenance	52,545	25,703	29,398
Depreciation and amortization	26,929	12,975	10,230
Charge for recovery of stranded plant	5,768	3,396	1,629
Taxes other than income taxes	17,041	9,142	7,941
Income taxes	(1,036)	1,395	1,745
	_________________	_________________	_________________
Total operating expenses	296,558	133,925	110,493
	_________________	_________________	_________________
NET OPERATING INCOME	33,131	22,006	14,033
	_________________	_________________	_________________
OTHER INCOME:
Other income and deductions, net	1,060	328	465
Income taxes	(372)	(76)	(131)
	_________________	_________________	_________________
Other income, net of taxes	688	252	334
	_________________	_________________	_________________
INCOME BEFORE INTEREST CHARGES	33,819	22,258	14,367
	_________________	_________________	_________________
INTEREST CHARGES:
Interest on long-term debt	34,566	19,617	9,626
Other interest and amortization of debt-related costs	2,281	2,109	888
	_________________	_________________	_________________
Total interest charges	36,847	21,726	10,514
	_________________	_________________	_________________
INCOME (LOSS) BEFORE THE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	(3,028)	532	3,853

Cumulative effect of change in accounting for major maintenance costs, net of taxes (Note 3)	(1,170)	-	-
	_________________	_________________	_________________
NET INCOME (LOSS)	(4,198)	532	3,853
Dividends on preferred stock and other	8,113	3,314	5
	_________________	_________________	_________________
INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ (12,311)	$ (2,782)	$ 3,848
	_________________	_________________	_________________
	_________________	_________________	_________________

The accompanying notes are an integral part of these consolidated financial statements.

4
_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended	Three Months Ended
	June 30, 2001	June 30, 2000	March 31, 2000
			Predecessor
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 363,322	$ 139,920	$ 102,091
Purchased power and fuel costs paid	(197,305)	(69,107)	(63,613)
Cash paid for payroll and to other suppliers	(50,900)	(24,686)	(24,234)
Interest paid, net of amounts capitalized	(33,507)	(8,954)	(14,690)
Income taxes (paid) refunded	(844)	(801)	5,500
Other taxes paid	(22,075)	(6,083)	(17,089)
Other operating cash receipts and payments, net	81	(200)	147
	________________	________________	________________
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	58,772	30,089	(11,888)
	________________	________________	________________
CASH FLOWS FROM INVESTING ACTIVITIES:
Merger costs, net of cash acquired	-	(604,968)	-
Additions to utility plant	(16,539)	(10,588)	(9,200)
Other investing activities	(913)	702	-
	________________	________________	________________
NET CASH USED IN INVESTING ACTIVITIES	(17,452)	(614,854)	(9,200)
	________________	________________	________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	-	(1,826)	(3,926)
Borrowings from (repayments to) revolving credit facilities - net
TNMP $315 million facility	(37,000)	-	-
TNMP 1996 facility	-	(13,000)	21,000
Issuances:
TNP senior subordinated notes	-	275,000	-
TNP term loan	-	160,000	-
TNMP backstop facility	-	203,000	-
TNP preferred stock, net of discount	-	99,000	-
TNP common stock	-	100,000	1,202
Financing costs	(109)	(21,596)	-
Redemptions:
TNMP secured debentures	-	(112,776)	-
TNMP first mortgage bonds	-	(90,506)	-
TNP term loan	(800)	(400)	-
TNMP preferred stock, net of gain	-	-	(117)
	________________	________________	________________
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(37,909)	596,896	18,159
	________________	________________	________________
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,411	12,131	(2,929)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,110	-	14,456
	________________	________________	________________
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 11,521	$ 12,131	$ 11,527
	________________	________________	________________
	________________	________________	________________

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$ (4,198)	$ 532	$ 3,853
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	1,170	-	-
Depreciation and amortization	26,929	12,975	10,230
Charge for recovery of stranded plant	5,768	3,396	1,629
Purchased power settlement adjustment	-	-	(2,425)
Amortization of debt-related costs and other deferred charges	2,089	2,129	957
Allowance for funds used during construction	(102)	(96)	(82)
Deferred income taxes	(5,915)	551	2,541
Investment tax credits	549	(400)	(401)
Deferred purchased power and fuel costs	19,783	(8,030)	(2,233)

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	13,367	(3,270)	(1,021)
Accounts payable	(5,966)	11,481	(2,740)
Accrued interest	1,332	10,787	(4,990)
Accrued taxes	186	4,304	(3,825)
Reserve for customer refund	(1,694)	639	838
Changes in other current assets and liabilities	10,153	(2,491)	(14,601)
Other, net	(4,679)	(2,418)	382
	________________	________________	________________
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 58,772	$ 30,089	$ (11,888)
	________________	________________	________________
	________________	________________	________________

The accompanying notes are an integral part of these consolidated financial statements.

5
_____________________________________________________________________________________

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31,
	(Unaudited)	2000
	(In thousands)
ASSETS

UTILITY PLANT:
Electric plant	$ 832,934	$ 818,247
Construction work in progress	3,220	1,508
	_____________	_____________
Total	836,154	819,755
Less accumulated depreciation	46,314	27,566
	_____________	_____________
Net utility plant	789,840	792,189
	_____________	_____________
OTHER PROPERTY AND INVESTMENTS, at cost	3,763	3,636
	_____________	_____________
CURRENT ASSETS:
Cash and cash equivalents	11,521	8,110
Accounts receivable	8,291	21,658
Inventories, at lower of average cost or market:
Fuel	451	406
Materials and supplies	3,867	3,990
Deferred purchased power and fuel costs	102	1,977
Other current assets	930	695
	_____________	_____________
Total current assets	25,162	36,836
	_____________	_____________
LONG-TERM AND OTHER ASSETS:
Goodwill	276,064	281,870
Recoverable stranded costs	117,483	119,857
Deferred purchased power and fuel costs	19,343	37,251
Deferred charges	54,542	57,092
	_____________	_____________
Total long-term and other assets	467,432	496,070
	_____________	_____________
	$ 1,286,197	$ 1,328,731
	_____________	_____________
	_____________	_____________
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholder's equity:
Common stock, no par value per share - Authorized 1,000,000
shares; issued 100 shares	$ 100,000	$ 100,000
Retained earnings (deficit)	(25,691)	(13,380)
Accumulated other comprehensive loss	(125)	-
	_____________	_____________
Total common shareholder's equity	74,184	86,620
Redeemable cumulative preferred stock	112,506	104,393
Long-term debt, less current maturities	820,769	858,527
	_____________	_____________
Total capitalization	1,007,459	1,049,540
	_____________	_____________
CURRENT LIABILITIES:
Current maturities of long-term debt	1,600	1,600
Accounts payable	32,706	38,672
Accrued interest	15,884	14,552
Accrued taxes	18,195	18,009
Customers' deposits	4,565	3,945
Accumulated deferred income taxes	9,332	13,427
Reserve for customer refund	861	2,555
Other current liabilities	25,303	15,862
	_____________	_____________
Total current liabilities	108,446	108,622
	_____________	_____________
LONG-TERM AND OTHER LIABILITIES:
Regulatory tax liabilities	87	6,371
Accumulated deferred income taxes	102,406	98,353
Accumulated deferred investment tax credits	21,581	22,377
Deferred credits	46,218	43,468
	_____________	_____________
Total long-term and other liabilities	170,292	170,569
	_____________	_____________
COMMITMENTS AND CONTINGENCIES (Note 4)
	_____________	_____________
	$ 1,286,197	$ 1,328,731
	_____________	_____________
	_____________	_____________

The accompanying notes are an integral part of these consolidated financial statements.

6
_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
	(In thousands)

OPERATING REVENUES	$ 161,335	$ 155,918	$ 329,689	$ 280,430
	____________	____________	____________	____________
OPERATING EXPENSES:
Purchased power and fuel	90,735	81,314	195,311	140,864
Other operating and maintenance	24,889	24,093	48,317	47,699
Depreciation of utility plant	10,492	10,281	21,082	20,512
Charge for recovery of stranded plant	2,657	3,396	5,768	5,025
Taxes other than income taxes	8,502	8,907	16,763	16,729
Income taxes	5,756	5,787	8,486	9,414
	____________	____________	____________	____________
Total operating expenses	143,031	133,778	295,727	240,243
	____________	____________	____________	____________
NET OPERATING INCOME	18,304	22,140	33,962	40,187
	____________	____________	____________	____________
OTHER INCOME:
Other income and deductions, net	529	198	936	528
Income taxes	(180)	(76)	(372)	(207)
	____________	____________	____________	____________
Other income, net of taxes	349	122	564	321
	____________	____________	____________	____________
INCOME BEFORE INTEREST CHARGES	18,653	22,262	34,526	40,508
	____________	____________	____________	____________
INTEREST CHARGES:
Interest on long-term debt	6,654	9,333	13,924	18,927
Other interest and amortization of debt-related costs	733	1,726	1,450	2,615
	____________	____________	____________	____________
Total interest charges	7,387	11,059	15,374	21,542
	____________	____________	____________	____________

INCOME BEFORE THE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	11,266	11,203	19,152	18,966

Cumulative effect of change in accounting for major maintenance costs, net of taxes (Note 3)	-	-	(1,170)	-
	____________	____________	____________	____________
NET INCOME	11,266	11,203	17,982	18,966
Dividends on preferred stock and other	-	18	-	23
	____________	____________	____________	____________
INCOME APPLICABLE TO COMMON STOCK	$ 11,266	$ 11,185	$ 17,982	$ 18,943
	____________	____________	____________	____________
	____________	____________	____________	____________

The accompanying notes are an integral part of these consolidated financial statements.

7
_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 363,304	$ 241,932
Purchased power and fuel costs paid	(197,305)	(132,720)
Cash paid for payroll and to other suppliers	(48,282)	(41,074)
Interest paid, net of amounts capitalized	(13,619)	(20,668)
Income taxes paid	(9,174)	(50)
Other taxes paid	(21,623)	(22,731)
Other operating cash receipts and payments, net	(40)	(319)
	____________	____________
NET CASH PROVIDED BY OPERATING ACTIVITIES	73,261	24,370
	____________	____________
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(16,147)	(19,778)
Other investing activities	(128)	102
	____________	____________
NET CASH USED IN INVESTING ACTIVITIES	(16,275)	(19,676)
	____________	____________
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	(19,000)	(7,536)
Borrowings from (repayments to) revolving credit facilities - net
$315 million facility	(37,000)	-
1996 facility	-	8,000
Issuances:
Backstop facility	-	203,000
Deferred expenses associated with financings	1,923	(3,048)
Redemptions:
Secured debentures	-	(112,776)
First mortgage bonds	-	(90,506)
Preferred stock, net of gain	-	(117)
	____________	____________
NET CASH USED IN FINANCING ACTIVITIES	(54,077)	(2,983)
	____________	____________
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,909	1,711
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,613	4,002
	____________	____________
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 5,522	$ 5,713
	____________	____________
RECONCILIATION OF NET INCOME TO NET	____________	____________
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$ 17,982	$ 18,966
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	1,170	-
Depreciation of utility plant	21,082	20,512
Charge for recovery of stranded plant	5,768	5,025
Purchased power settlement adjustment	-	(2,425)
Amortization of debt-related costs and other deferred charges	1,255	2,703
Allowance for funds used during construction	(99)	(178)
Deferred income taxes	(1,167)	5,494
Investment tax credits	(796)	(801)
Deferred purchased power and fuel costs	19,783	(10,263)

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	13,348	(4,342)
Accounts payable	(5,898)	8,789
Accrued interest	579	(1,543)
Accrued taxes	(3,403)	(425)
Reserve for customer refund	(1,694)	1,477
Changes in other current assets and liabilities	10,337	(17,092)
Other, net	(4,986)	(1,527)
	____________	____________
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 73,261	$ 24,370
	____________	____________
	____________	____________

The accompanying notes are an integral part of these consolidated financial statements.

8
_____________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS

	June 30, 2001	December 31,
	(Unaudited)	2000
	(In thousands)
ASSETS

UTILITY PLANT:
Electric plant	$ 1,327,728	$ 1,326,296
Construction work in progress	2,865	1,508
	_____________	_____________
Total	1,330,593	1,327,804
Less accumulated depreciation	423,683	415,816
	_____________	_____________
Net utility plant	906,910	911,988
	_____________	_____________
OTHER PROPERTY AND INVESTMENTS, at cost	334	206
	_____________	_____________
CURRENT ASSETS:
Cash and cash equivalents	5,522	2,613
Accounts receivable	8,020	21,368
Inventories, at lower of average cost or market:
Fuel	451	406
Materials and supplies	3,867	3,990
Deferred purchased power and fuel costs	102	1,977
Other current assets	922	641
	_____________	_____________
Total current assets	18,884	30,995
	_____________	_____________
LONG-TERM AND OTHER ASSETS:
Deferred purchased power and fuel costs	19,343	37,251
Deferred charges	15,799	18,057
	_____________	_____________
Total long-term and other assets	35,142	55,308
	_____________	_____________
	$ 961,270	$ 998,497
	_____________	_____________
	_____________	_____________
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholder's equity:
Common stock, $10 par value per share
Authorized 12,000,000 shares; issued 10,705 shares	$ 107	$ 107
Capital in excess of par value	222,149	222,149
Retained earnings	103,703	100,721
Accumulated other comprehensive loss	(125)	-
	_____________	_____________
Total common shareholder's equity	325,834	322,977
Long-term debt, less current maturities	389,369	426,327
	_____________	_____________
Total capitalization	715,203	749,304
	_____________	_____________
CURRENT LIABILITIES:
Accounts payable	32,428	38,326
Accrued interest	7,499	6,920
Accrued taxes	17,780	21,183
Customers' deposits	4,565	3,945
Accumulated deferred income taxes	9,422	13,767
Reserve for customer refund	861	2,555
Other current liabilities	24,964	19,044
	_____________	_____________
Total current liabilities	97,519	105,740
	_____________	_____________
LONG-TERM AND OTHER LIABILITIES:
Regulatory tax liabilities	87	6,371
Accumulated deferred income taxes	109,436	100,177
Accumulated deferred investment tax credits	21,581	22,377
Deferred credits	17,444	14,528
	_____________	_____________
Total long-term and other liabilities	148,548	143,453
	_____________	_____________
COMMITMENTS AND CONTINGENCIES (Note 4)
	_____________	_____________
	$ 961,270	$ 998,497
	_____________	_____________
	_____________	_____________

The accompanying notes are an integral part of these consolidated financial statements.

9
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

      Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholder's equity.

Note 2. Regulatory Matters

   Texas

      Unbundled Cost of Service Filing (UCOS). The legislation (Senate Bill 7) that established retail competition in Texas required TNMP to file a rate case in order to set rates for the transmission and distribution company that will provide regulated services once competition begins in 2002. On March 31, 2000, TNMP filed its UCOS with the Public Utility Commission of Texas (PUCT). The filing proposed the rates at which TNMP's customers would purchase transmission and distribution services after December 31, 2001. The filing also included a proposed Competition Transition Charge (CTC), as required by the legislation. The CTC is designed to recover estimated stranded costs or Excess Cost over Market (ECOM) related to TNMP's generation assets and purchased power contracts, as determined by a PUCT-established model.

      In March 2001, the PUCT issued an interim order in the ECOM phase of the UCOS that directed TNMP to recalculate ECOM based on inputs provided by the PUCT. In an April 2001 filing with the PUCT, TNMP's recalculation as directed by the PUCT indicated that it would not have any ECOM after taking into account the amount of stranded cost TNMP will have mitigated by January 1, 2002.

      In April 2001, the PUCT ratified a settlement regarding the transmission and distribution cost of service that the parties reached in March 2001. The settlement provides for transmission and distribution service tariffs effective January 1, 2002 that will provide $125.6 million of annual revenue to TNMP. In addition, the PUCT made its initial ECOM determination, accepting the amounts filed by TNMP as discussed above, and confirming that TNMP would not have any ECOM after taking into account the amount of stranded cost TNMP will have mitigated by January 1, 2002.

      Although the PUCT has made its initial determination of ECOM, the actual amount of stranded costs will be determined through one of the four market-based mechanisms required by the Senate Bill 7 by 2004. The actual determination of stranded costs may differ from the PUCT's initial estimation.

      In June 2001, the PUCT issued an interim order approving TNMP's January 2000 Business Separation Plan. The PUCT also granted TNMP's request for a waiver that would allow TNMP employees and facilities in twelve rural offices to be shared between its regulated transmission and distribution utility and its affiliated retail electric provider. The PUCT's current schedule for TNMP's UCOS contemplates issuance of a final order in August 2001.

      Recovery of Purchased Power and Fuel Costs. In April 2001, TNMP filed a request with the PUCT to increase its fuel factor by approximately 40 percent. TNMP filed the request due to projected increases in the cost of fuel and energy-related purchased power.

      In May 2001, the PUCT issued an interim order increasing TNMP's fuel factor by approximately 30 percent over the previous factor, effective June 1, 2001. In June 2001, TNMP and the other parties to the fuel factor proceeding agreed to a settlement that differs minimally from the PUCT's interim order. In late June 2001, the parties filed a joint motion requesting PUCT approval of the settlement, which is expected to occur in August 2001.

      In separate action taken in April 2001, the PUCT ordered TNMP to discontinue, effective May 1, 2001, collection of a fuel surcharge that the PUCT had authorized in March 2001. The surcharge was designed to collect $15.2 million in under-recovered fuel and energy-related purchased power costs incurred during the period April 2000 through September 2000.

____________________________________________________________________________________________

      TNMP will carry any under-recovered fuel balance to the 2003 final fuel reconciliation. This proceeding will reconcile fuel and energy related purchased power costs incurred between January 1, 2000 and December 31, 2001, in accordance with the provisions of Senate Bill 7. The fuel balance from the final fuel reconciliation will be included in the true-up of stranded costs that will occur in 2004. TNMP currently projects that its under-recovered balance of fuel and energy-related purchased power costs will be in the range of $7 million to $12 million as of December 31, 2001.

      Fuel Reconciliation. In June 2000, TNMP filed a fuel reconciliation to reconcile and allow the PUCT to review the reasonableness of its eligible fuel and energy-related purchased power costs for the three-year period ended December 31, 1999. In June 2001, the PUCT approved TNMP's fuel reconciliation with no adjustments.

      2000 Excess Earnings. In March 2001, TNMP filed its Annual Report pursuant to Section 39.257 of the Public Utility Regulatory Act. The Annual Report detailed TNMP's calculation of excess earnings under the provisions of Senate Bill 7. The Annual Report showed that TNMP had excess earnings of $19.5 million for the year ended December 31, 2000. In July 2001, the Staff of the PUCT (Staff) and the Office of Public Utility Counsel (OPC) completed their initial review and filed a preliminary list of disagreements with the 2000 Annual Reports filed by all Texas electric utilities. No disagreements were filed with TNMP's Annual Report. The PUCT plans to complete its review of the 2000 Annual Reports in August 2001.

   New Mexico

      Restructuring. In March 2001, the New Mexico legislature passed legislation that delays the effective dates of retail electric competition established in the Electric Utility Industry Restructuring Act of 1999 (the Act). The Act had originally provided for the phase-in of retail choice beginning January 1, 2001, and the New Mexico Public Regulation Commission (NMPRC) had previously delayed the start of retail electric competition by one year to January 1, 2002. Under the new legislation, retail electric competition for residential, school, and small commercial customers will begin on January 1, 2007. Open access for large commercial and industrial customers will begin on January 1, 2008.

      During the first quarter of 2001, TNMP eliminated its $0.9 million reserve for stranded costs associated with purchased power contracts as a result of the legislation's delay of the start of competition.

      2001 Rate Case. In July 2001, TNMP filed a request with the NMPRC to increase its total revenues by $6.4 million, or 8 percent. TNMP's request is based on a cost of service for the test year ended December 31, 2000 of $82.4 million. The test year cost of service includes reasonable and necessary expenses and return on TNMP's rate base at a 9.05 percent weighted average cost of capital. The weighted average cost of capital includes an 11.50 percent return on equity. TNMP expects the NMPRC to render a decision on its request by May 2002. If the NMPRC has not made a decision by that time, TNMP can implement its proposed rates under bond.

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

      Ongoing implementation issues being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS 133. In the normal course of business, TNMP enters into commodity contracts, which include "swing" components for additional purchases or sales of electricity, in order to meet customer requirements. TNP and TNMP have evaluated these contracts and determined that they qualify for the normal purchases and sales exception provided by SFAS 133. In October 2000, the DIG reached a tentative conclusion that all option contracts do not qualify for such exception. In April 2001, the Financial Accounting Standards Board (FASB) approved this tentative conclusion. However, in June 2001, the FASB modified the tentative conclusion by defining criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133. Based on the modified conclusion, TNMP's management has determined that its contracts for electricity qualify for the normal purchases and normal sales exception. Accordingly, TNMP does not account for its electricity contracts as derivatives.

      In February 2001, TNMP entered into an interest rate collar designed to hedge the cash flows related to borrowings under its variable rate $315 million credit facility. To the extent that the interest rate collar hedges those cash flows effectively, changes in the market value of the interest rate collar are recorded in other comprehensive income. TNMP's accumulated other comprehensive income at June 30, 2001, includes an unrealized loss of $0.1 million related to the interest rate collar. All of TNMP's accumulated other comprehensive income at June 30, 2001 will be reclassified into earnings during the next twelve months as the hedged variable rate borrowings mature.

____________________________________________________________________________________________

   Change in Accounting for Major Maintenance Costs

      Effective January 1, 2001, TNP and TNMP began charging the costs of major maintenance projects to expense as incurred, and wrote-off the balance of previously deferred major maintenance costs. Prior to January 1, 2001, TNP and TNMP had deferred the costs of major maintenance projects and amortized those costs to expense over periods ranging from three to seven years. TNP and TNMP believe that expensing major maintenance costs is preferable to deferring those costs because those costs do not result in the acquisition of or the replacement of units of property.

      The change in accounting for major maintenance costs reduced pre-tax net income for the six months ended June 30, 2001, by $1.9 million ($1.2 million after tax). Had this new accounting method been in effect during prior periods, income before the cumulative effect of the change in accounting would not have been materially different from that shown in the accompanying consolidated statements of income.

   Accounting for Goodwill and Other Intangible Assets

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which will be effective for TNP on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. TNP will stop amortizing goodwill as of the effective date. In conjunction with the adoption of SFAS 142, TNP will test the goodwill recorded as a result of its acquisition by SW Acquisition, L.P. (the Merger) for impairment. TNP is evaluating the impact of the adoption of SFAS 142 and has not yet determined the effect of adoption on its financial position, results of operations or cash flows. As of June 30, 2001, the balance of goodwill resulting from the Merger was $276.1 million, net of accumulated amortization of $14.3 million.

Note 4.  Commitments and Contingencies

   Legal Actions

      Phillips Petroleum. In June 2001, TNMP and Phillips Petroleum Company reached a tentative settlement in the suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, which is pending in the 149th State District Court of Brazoria County, Texas. The suit is based on events surrounding an interruption of electricity to a petroleum refinery and related facilities that occurred in May 1997. The tentative settlement calls for Phillips to receive approximately $1.5 million. Of that amount, TNMP is responsible for $0.5 million, the deductible amount of its insurance coverage. TNMP has previously charged the $0.5 million to earnings. TNMP expects that its insurance carriers will be responsible for the remainder of the settlement.

      Other. TNP and TNMP are involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on TNMP's and TNP's consolidated financial condition or results of operations.

   Energy Supply.

      Texas. On June 1, 2001, Constellation Power Source (Constellation) assumed management of the Texas energy supply portfolio of TNMP and First Choice Power (First Choice), TNMP's affiliated retail electric provider. During the final seven months of 2001, Constellation, acting as TNMP's agent, will manage TNMP's generation resources and purchased power contracts, with the exception of a full requirements contract between TNMP and another party, and provide energy requirements for TNMP's existing load in Texas. Beginning in January 2002, TNMP's power contracts will be assigned to First Choice, and Constellation will manage those contracts on behalf of First Choice and serve the Texas load obligation for the majority of First Choice's customers until 2004, when the agreements between TNMP, First Choice, and Constellation expire. The alliance with Constellation gives TNMP and First Choice the opportunity to reduce their energy supply costs because Constellation can achieve economies of scale in purchasing and generating electricity that TNMP and First Choice cannot achieve on their own. In addition, the alliance with Constellation will give First Choice the flexibility to tailor pricing proposals for large customers to meet those customers' specific requirements.

      New Mexico. In June 2001, TNMP and Public Service Company of New Mexico (PNM) signed a long-term wholesale power contract that will provide improved price stability and ensure adequate power supply for TNMP's firm retail customers in New Mexico. The contract, which runs from June 2001 until December 2006, calls for PNM to supply varying amounts of power through 2002 to complement existing contracts TNMP has in place. Beginning on January 1, 2003, PNM will become the sole supplier of power to serve TNMP's New Mexico load. In addition to providing power supply, PNM will act as TNMP's agent to procure, schedule and dispatch wholesale power on TNMP's behalf throughout the term of the contract.

____________________________________________________________________________________________

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

     The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

Results of Operations

  Overall Results

    TNP

      TNP had a consolidated loss applicable to common stock of $4.1 million for the quarter ended June 30, 2001 as compared to a consolidated loss of $2.8 million for the quarter ended June 30, 2000. The increased loss was caused primarily by preferred dividends resulting from the Merger and the start of operations of First Choice.

      TNP had a consolidated loss applicable to common stock of $12.3 million for the six months ended June 30, 2001 as compared to consolidated earnings of $1.1 million for the six months ended June 30, 2000. The decrease in earnings was caused primarily by goodwill amortization, interest expense, and preferred dividends resulting from the Merger.

    TNMP

      TNMP's earnings applicable to common stock were $11.3 million for the quarter ended June 30, 2001 as compared to $11.2 million for the quarter ended June 30, 2000. For the six months ended June 30, TNMP's earnings applicable to common stock were $18.0 million in 2001 as compared to $18.9 million in 2000.

      Under Senate Bill 7, TNMP's earnings on its Texas operations are capped at a 10.53 percent return on rate base adjusted for discounted rates to industrial customers. The adjustment for the discounted rates is expected to be approximately $1.9 million in 2001. TNMP will apply Texas earnings in excess of the cap to recover its stranded costs. For the three and six months ended June 30, 2001, TNMP recorded pre-tax excess earnings of $2.7 million ($1.7 million after tax) and $5.8 million ($3.6 million after tax), respectively.

      The changes in TNP's and TNMP's earnings for the quarter and year to date are attributable to the factors listed below (in millions):
	Earnings Increase (Decrease)

	Three Months Ended June 30, 2001 v. 2000	Six Months Ended June 30, 2001 v. 2000

Factors affecting TNMP
Changes in base revenues	$ (5.4)	$ (0.2)
Texas non-pass-through purchased power expenses	1.2	(5.2)
Interest expensess	3.7	6.2
All other (including income tax effects on the items above)	0.2	(0.1)
Cumulative effect of change in accounting for major maintenance costs (net of tax)	-	(1.2)
TNMP earnings decrease before charge for recovery of stranded plant	(0.3)	(0.5)
Charge for recovery of stranded plant (net of tax)	0.4	(0.4)
TNMP earnings increase (decrease)	0.1	(0.9)
Factors affecting TNP
Other operating expenses	(1.0)	3.2
Depreciation and goodwill amortization	(0.2)	(3.2)
Interest expenses	0.1	(10.8)
Dividends on preferred stock	(0.9)	(4.8)
All other (including income tax effects on the items above)	0.6	3.1
TNP earnings decrease	(1.4)	(12.5)
Consolidated earnings decrease	$ (1.3)	$ (13.4)

____________________________________________________________________________________________

  TNMP Operating Revenues

      The following table summarizes the components of base revenues (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)
Operating revenues	$ 161,335	$ 155,918	$ 5,417	$ 329,689	$ 280,430	$ 49,259

Pass-through expenses	70,953 ________	60,175 ________	10,778 ________	157,507 ________	108,070 ________	49,437 ________
Base revenues	$ 90,382 ________	$ 95,743 ________	$ (5,361) ________	$ 172,182 ________	$ 172,360 ________	$ (178) ________

      Pass-through expenses in Texas include fuel and the energy-related portion of purchased power. In New Mexico, pass-through expenses include all purchased power costs. Details of pass-through expenses are discussed under "Results of Operations -- Operating Expenses."

      The following table summarizes the components of the change in base revenues for the six months ended June 30, 2001 compared to the same period in 2000 (in thousands).
	Three Months Ended June 30, 2001 v. 2000	Six Months Ended June 30, 2001 v. 2000
Weather related	$ (3,187)	$ 842
Customer growth	790	2,159
New Mexico stranded cost reserve	(1,147)	(220)
Base rate reductions	(939)	(1,687)
Industrial sales	(2,311)	(3,864)
Price/sales mix and other	1,433	2,592

Base revenues decrease	$ (5,361) __________	$ (178) __________

      Current quarter base revenues decreased $5.4 million, or 5.6 percent, compared to the corresponding 2000 period. The decrease resulted from lower weather-related sales in the residential and commercial classes, reduced sales to a significant industrial customer under an economy sales arrangement and the effects of renegotiated contracts with large industrial customers in New Mexico and Texas. A reduction of the New Mexico stranded cost reserve recorded in 2000 and base rate reductions, discussed below, also contributed to the decrease. These decreases were offset in part by growth in the number of residential and commercial customers.

      Effective January 1, 2001, TNMP implemented base rate reductions of 3 percent and 1 percent for Texas residential and commercial customers, respectively, under the terms of a Declaratory Order issued by the PUCT on December 6, 1999. The effects of those reductions were partially offset by provisions for rate refunds in Texas and New Mexico of $0.7 million and $1.5 million that were recorded during the three and six months ended June 30, 2000, respectively.

      Base revenues for the six months ended June 30, 2001 were comparable to the corresponding 2000 period. The factors that caused the decrease for the current quarter were offset by higher weather-related sales in the residential and commercial classes during the first quarter of 2001 and the elimination of the New Mexico stranded cost reserve as discussed in Note 2.

____________________________________________________________________________________________

      The following table summarizes the components of gigawatt-hour (GWH) sales.

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)
Residential	572	588	(16)	1,162	1,090	72
Commercial	514	516	(2)	972	950	22
Industrial:
Firm	189	152	37	349	282	67
Economy	831	1,008	(177)	1,790	2,031	(241)
Sales for resale (including
power marketing)	112	32	80	290	100	190
Other	24 ________	25 ________	(1) ________	48 ________	48 ________	- ________
Total GWH Sales	2,242 ________	2,321 ________	(79) ________	4,611 ________	4,501 ________	110 ________

      Current quarter sales of 2,242 GWHs decreased by 79 GWHs (or 3.4 percent) as compared to the corresponding 2000 period. The decrease resulted from reduced sales to several large industrial customers under economy sales arrangements and lower weather-related sales to residential and commercial customers. The increase was partially offset by higher off-system sales and growth in the number of commercial and residential customers. Year-to-date sales increased 110 GWHs (or 2.4 percent) compared to the same period in 2000. The increase is attributable to higher weather-related sales in the commercial and residential classes during the first quarter of 2001, partially offset by the factors that contributed to the decrease in sales for the current quarter.

  Operating Expenses

    Factors Affecting TNMP

      TNMP incurred operating expenses of $143.0 million in the quarter ended June 30, 2001, an increase of $9.2 million over the amount incurred during the corresponding period of 2000. The increase reflects higher costs for purchased power and fuel. For the six months ended June 30, 2001, operating expenses were $295.7 million, an increase of $55.5 million over 2000 levels. The year-to-date increase also reflects higher purchased power and fuel costs.

    Purchased Power and Fuel Expenses

      The following table summarizes the components of TNMP's purchased power and fuel expenses (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)
Purchased power and fuel expenses
Pass-through expenses
Purchased power	$ 60,766	$ 50,772	$ 9,994	$ 137,366	$ 90,183	$ 47,183
Fuel	10,187	9,403	784	20,141	17,887	2,254
	70,953	60,175	10,778	157,507	108,070	49,437
Non-pass-through expenses
Texas purchased power	19,511	20,750	(1,239)	37,184	31,965	5,219
Fuel	271	389	(118)	620	829	(209)
	19,782	21,139	(1,357)	37,804	32,794	5,010
Total purchased power and fuel	$ 90,735	$ 81,314	$ 9,421	$ 195,311	$ 140,864	$ 54,447

      In the second quarter of 2001, purchased power and fuel expenses increased $9.4 million from the level incurred during the second quarter of 2001. Pass-through expenses increased $10.8 million, reflecting higher prices in Texas and, in particular, New Mexico. Non-pass-through expenses decreased $1.4 million because expenses in 2000 included higher costs incurred on sales to an industrial customer under a replacement power contract. The decrease was partially offset by higher demand purchased power costs in Texas during 2001.

      For the six months ended June 30, 2001, purchased power and fuel expenses increased $54.4 million from the level incurred during the same period of 2000. Pass-through expenses increased $49.4 million, reflecting higher prices in Texas and New Mexico and increased purchases caused by higher overall sales. Non-pass-through expenses increased $5.0 million due to higher demand purchased power costs in Texas during 2001, and a $2.4 million credit in 2000, resulting from a PUCT order to defer and amortize previously incurred costs.

____________________________________________________________________________________________

    Charge for Recovery of Stranded Plant

      Charge for recovery of stranded plant decreased $0.7 million before tax in the second quarter of 2001 compared to the same period in 2000.

      Charge for recovery of stranded plant increased $0.7 million before tax for the six months ended June 30, 2001, compared to the same period in 2000. The charge for recovery of stranded plant for the six months ended June 30, 2000, included a $0.8 million credit for the PUCT order discussed in "Purchased Power and Fuel Expenses" above.

    Interest Charges

      Interest charges decreased by $3.7 million and $6.2 million in the three and six months ended June 30, 2001, respectively, compared to the same periods in 2000. In October 2000, TNMP established a $315 million credit facility that carried a composite interest rate of approximately 6.2 percent as of June 30, 2001. That rate was significantly lower than the rates on the first mortgage bonds and secured debentures outstanding during the three and six months ended June 30, 2000, respectively.  Reduced debt levels also contributed to the decrease in interest charges.

    Cumulative Effect of Change in Accounting

      As discussed in Note 3, TNMP began charging the costs of major maintenance to expense as incurred effective January 1, 2001, and wrote-off the balance of previously deferred major maintenance costs. The change resulted in a pre-tax charge of $1.9 million ($1.2 million after tax).

    Factors Affecting TNP

    Other Operating Expenses

      Other operating expenses for the second quarter of 2001 increased $1.0 million compared to the same period in 2000. The increase resulted from the operations of First Choice, which began March 1, 2001.

      Other operating expenses for the six months ended June 30, 2001 decreased $3.2 million compared to the same period in 2000. The decrease resulted from a one-time charge of $5.6 million for severance and retirement benefits due to the change in control resulting from the Merger that was recorded in the first quarter of 2000, partially offset by First Choice operating expenses.

    Depreciation and Amortization

      Depreciation and amortization expenses increased $0.2 million and $3.2 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000. Beginning in the second quarter of 2000, TNP began amortizing goodwill associated with the Merger over 25 years.

    Interest Charges

      Interest charges for the second quarter of 2001 decreased $0.1 million compared to the same period in 2000, due to lower interest rates and lower outstanding balances on TNP's credit facility.

      Interest charges for the six months ended June 30, 2001 increased $10.8 million compared to the same period in 2000. The increase reflects debt that TNP issued in April 2000 to finance the Merger.

____________________________________________________________________________________________

    Dividends on Preferred Stock

      TNP issued preferred stock to finance the Merger. Dividends on preferred stock increased $0.9 million for the three months ended June 30, 2001 compared to the same period in 2000. The increase reflects the payment of dividends on the preferred stock through the issuance of additional shares of preferred stock.

      Dividends on preferred stock were $8.1 million for the six months ended June 30, 2001, an increase of $4.8 million over preferred dividends for the six months ended June 30, 2000. The increase reflects the issuance of preferred stock to finance the Merger and the issuance of additional preferred shares described above.

Financial Condition

  TNMP Liquidity

      The main sources of liquidity for TNMP are cash flow from operations and borrowings from its credit facility. TNMP's cash flow from operations was $48.9 million higher for the six months ended June 30, 2001 as compared to the same period in 2000 due to higher receipts from customers, resulting from higher sales and increases in TNMP's fuel factor in Texas.  The increase was partially offset by higher payments for fuel and purchased power costs and higher income tax payments.

      As discussed in "Results of Operations," above, TNMP established a $315 million credit facility in October 2000. As of June 30, 2001, TNMP had the ability to borrow an additional $100 million under the $315 million credit facility, subject to compliance with covenants in this facility as well as covenants in TNP's revolving credit facility discussed below. The total borrowing capacity under the credit facility was increased to $325 million, effective in August 2001.

      TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under its credit facility should be sufficient to meet working capital requirements at least through the expiration of the credit facility in October 2003.

  TNP Liquidity

      TNP's main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of its subsidiaries, TNMP and, after the start of competition in Texas, First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as tax payments from its subsidiaries under tax sharing agreements. TNP has a $25 million revolving credit facility that may be used to provide working capital and meet other requirements. The revolving credit facility was put in place at the time of the Merger. As of June 30, 2001, TNP had no borrowings against the revolving credit facility, and the entire $25 million was available to TNP, subject to compliance with covenants in this facility.

      Cash dividends from TNMP to TNP are limited by restrictions included in TNMP's bank agreement. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP's ability to pay cash dividends to TNP. For the six months ended June 30, 2001, TNMP has paid dividends of $19.0 million to TNP.

      During the six months ended June 30, 2001, TNMP made tax-sharing payments to TNP of $8.3 million.

      During the six months ended June 20, 2001, TNP's cash flow from operations was $40.6 million higher than in the same period of 2000 due to TNMP's higher cash flow from operations as discussed above, offset by interest payments on the debt issued to finance the Merger.

      Management believes that dividends from its subsidiaries, payments under tax sharing agreements, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP's working capital requirements at least through the expiration of TNMP's credit facility in October 2003.

____________________________________________________________________________________________

Other Matters

      Texas Retail Pilot Project (Pilot). First Choice is a participant in a retail pilot that is being conducted in anticipation and preparation for the commencement of full-scale competition on January 1, 2002, and is intended to provide all participants in the retail electric market with the opportunity to test systems and processes to be used in the competitive market. In this pilot, up to five percent of each class of customers (i.e., industrial, commercial and residential) now served by investor owned utilities in Texas may elect to participate in the pilot.

      The pilot was originally scheduled to begin on June 1, 2001. However, full-scale operation of the pilot was delayed on several occasions to allow for more testing and modification of the computer systems infrastructure of the Independent System Operator (ISO), that supports the competitive market. The pilot began a phase-in period on June 1, during which limited numbers of customers were switched from their incumbent electric utility to new retail electric providers. Full-scale operation was to have started on July 6, but instead the ISO implemented a major portion of the pilot and increased the rate at which it would switch customers on July 31.

      First Choice is actively working to acquire customers for the pilot program. Through June 30, 2001, First Choice had enrolled customers in larger numbers than anticipated. Although participation in the pilot by TNMP's commercial and industrial customers was fully subscribed, as has been the case with commercial and industrial customers throughout Texas, TNMP has lost less than half the number of commercial and industrial customers that First Choice has gained. In the residential class, TNMP has also lost less than half the number of customers that First Choice has gained, and relatively small numbers, in absolute terms, of TNMP customers have switched to other retail electric providers.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Notes 2 and 4 for information regarding additional regulatory and legal matters.

Item 5. Other Items

Proposed Sale of TNP One

      On March 29, 2001, TNMP announced its decision to sell TNP One, its lignite-fueled generating facility located in Robertson County, Texas. That decision is in response to Senate Bill 7, which became effective September 1, 1999, and requires electric utilities to separate their business activities into a power generation company, a retail electric provider, and a transmission and distribution utility. TNMP began soliciting indications of interest from potential purchasers in April 2001, and received bids in July 2001. TNMP is reviewing and evaluating the bids, and expects to choose a potential purchaser in September 2001 and complete the sale in early 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

      The following exhibits are filed with this report:

      (3) Articles of Amendment to Articles of Incorporation of TNMP.

(b)    Reports on Form 8-K: None.

____________________________________________________________________________________________

Statement Regarding Forward Looking Information

      The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition or a delay in implementing retail competition; the ability of First Choice to attract and retain customers as competition proceeds; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP's and TNMP's businesses; decisions in connection with current regulatory proceedings; the sale of TNP One; insurance coverage available for claims made in litigation; future strategic partnerships; general business and economic conditions, and price fluctuations in the electric power market; and other factors described from time to time in TNP's and TNMP's reports filed with the SEC. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	TNP ENTERPRISES, INC.

Date: August 7, 2001	By \s\ THEODORE A. BABCOCK
Theodore A. Babcock
Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date: August 7, 2001	By \s\ MANJIT S. CHEEMA
Manjit S. Cheema
Senior Vice President and Chief Financial Officer

Date: August 7, 2001	By \s\ SCOTT FORBES
Scott Forbes
Vice President - Chief Accounting and Information Officer

____________________________________________________________________________________________