Form 10-Q
period 2001-09-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2001-11-08
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
(X) COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

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
Combined Quarterly Report on Form 10-Q for the period ended September 30, 2001

     This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	TNP Enterprises, Inc. (TNP) and Subsidiaries:
	Consolidated Statements of Income Three Month Periods Ended September 30, 2001, and 2000	3

	Consolidated Statements of Income (Loss) Nine Month Periods Ended September 30, 2001, and 2000	4

	Consolidated Statements of Cash Flows Nine Month Periods Ended September 30, 2001, and 2000	5

	Consolidated Balance Sheets September 30, 2001, and December 31, 2000	6

	Texas-New Mexico Power Company (TNMP) and Subsidiaries:
	Consolidated Statements of Income Three and Nine Month Periods Ended September 30, 2001, and 2000	7

	Consolidated Statements of Cash Flows Nine Month Periods Ended September 30, 2001, and 2000	8

	Consolidated Balance Sheets September 30, 2001, and December 31, 2000	9

	Notes to Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).	14

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	19

Item 5.	Other Items	19

Item 6.	Exhibits and Reports on Form 8-K	19

	(a) Exhibit Index	19

	(b) Reports on Form 8-K	19

Statement Regarding Forward Looking Information		20

Signature Page		20

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,
	2001	2000
	(In thousands)

OPERATING REVENUES	$ 186,309	$ 203,666
OPERATING EXPENSES:
Purchased power and fuel	98,472	107,318
Other operating and maintenance	28,310	25,008
Depreciation and amortization	13,540	13,261
Charge for recovery of stranded plant	(2,188)	10,521
Taxes other than income taxes	10,296	10,514
Income taxes	8,688	5,958
Total operating expenses	157,118	172,580
NET OPERATING INCOME	29,191	31,086
OTHER INCOME:
Other income and deductions, net	242	768
Income taxes	(135)	(220)
Other income, net of taxes	107	548

INCOME BEFORE INTEREST CHARGES	29,298	31,634
INTEREST CHARGES:
Interest on long-term debt	15,370	19,341
Other interest and amortization of debt-related costs	1,434	1,726
Total interest charges	16,804	21,067
NET INCOME	12,494	10,567
Dividends on preferred stock and other	4,195	3,754
INCOME APPLICABLE TO COMMON STOCK	$ 8,299	$ 6,813

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Nine Months	Six Months	Three Months
	Ended	Ended	Ended
	September 30,	September 30,	March 31,
	2001	2000	2000
			Predecessor
	(In thousands)

OPERATING REVENUES	$ 515,998	$ 359,597	$ 124,526
OPERATING EXPENSES:
Purchased power and fuel	293,783	188,633	59,550
Other operating and maintenance	80,856	50,711	29,398
Depreciation and amortization	40,468	26,236	10,230
Charge for recovery of stranded plant	3,581	13,917	1,629
Taxes other than income taxes	27,337	19,655	7,941
Income taxes	7,651	7,353	1,745
Total operating expenses	453,676	306,505	110,493

NET OPERATING INCOME	62,322	53,092	14,033
OTHER INCOME:
Other income and deductions, net	1,302	1,096	465
Income taxes	(506)	(296)	(131)
Other income, net of taxes	796	800	334

INCOME BEFORE INTEREST CHARGES	63,118	53,892	14,367
INTEREST CHARGES:
Interest on long-term debt	49,936	38,958	9,626
Other interest and amortization of debt-related costs	3,716	3,835	888
Total interest charges	53,652	42,793	10,514

INCOME BEFORE THE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	9,466	11,099	3,853

Cumulative effect of change in accounting for major maintenance costs, net of taxes (Note 3)	(1,170)	-	-

NET INCOME	8,296	11,099	3,853
Dividends on preferred stock and other	12,308	7,068	5

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ (4,012)	$ 4,031	$ 3,848

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Six Months	Three Months
	Ended	Ended	Ended
	September 30,	September 30,	March 31,
	2001	2000	2000
			Predecessor
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 552,548	$ 324,404	$ 102,091
Purchased power and fuel costs paid	(293,522)	(170,318)	(63,613)
Cash paid for payroll and to other suppliers	(70,897)	(46,568)	(24,234)
Interest paid, net of amounts capitalized	(45,862)	(24,401)	(14,690)
Income taxes (paid) refunded	(4,402)	(1,819)	5,500
Other taxes paid	(27,296)	(10,721)	(17,089)
Other operating cash receipts and payments, net	92	41	147
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	110,661	70,618	(11,888)
CASH FLOWS FROM INVESTING ACTIVITIES:
Merger costs, net of cash acquired	-	(605,145)	-
Additions to utility plant	(26,719)	(20,954)	(9,200)
Other investing activities	(912)	702	-
NET CASH USED IN INVESTING ACTIVITIES	(27,631)	(625,397)	(9,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	(7,618)	(1,844)	(3,926)
Borrowings from (repayments to) revolving credit facilities - net
TNMP $325 million facility	(72,000)	-	-
TNMP 1996 facility	-	8,000	21,000
Issuances:
TNP senior subordinated notes	-	275,000	-
TNP term loan	-	160,000	-
TNMP backstop facility	-	203,000	-
TNP preferred stock, net of discount	7,618	99,000	-
TNP common stock	-	100,000	1,202
Financing costs	(109)	(21,721)	-
Redemptions:
TNMP secured debentures	-	(140,000)	-
TNMP first mortgage bonds	-	(100,000)	-
TNP term loan	(1,200)	(800)	-
TNMP preferred stock, net of gain	-	(1,534)	(117)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(73,309)	579,101	18,159

NET CHANGE IN CASH AND CASH EQUIVALENTS	9,721	24,322	(2,929)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,110	-	14,456

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 17,831	$ 24,322	$ 11,527

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$ 8,296	$ 11,099	$ 3,853
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	1,170	-	-
Depreciation and amortization	40,468	26,236	10,230
Charge for recovery of stranded plant	3,581	13,917	1,629
Purchased power settlement adjustment	-	-	(2,425)
Amortization of debt-related costs and other deferred charges	3,131	3,877	957
Allowance for funds used during construction	(197)	(241)	(82)
Deferred income taxes	(6,657)	1,554	2,541
Investment tax credits	(374)	(1,522)	(401)
Deferred purchased power and fuel costs	39,201	(16,622)	(2,233)
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	11,795	(5,885)	(1,021)
Accounts payable	(3,007)	16,913	(2,740)
Accrued interest	4,800	14,834	(4,990)
Accrued taxes	12,280	15,180	(3,825)
Changes in other current assets and liabilities	708	(5,512)	(13,763)
Other, net	(4,534)	(3,210)	382
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 110,661	$ 70,618	$ (11,888)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31,
	(Unaudited)	2000
	(In thousands)
ASSETS

UTILITY PLANT:
Electric plant	$ 841,520	$ 818,247
Construction work in progress	4,905	1,508
Total	846,425	819,755
Less accumulated depreciation	55,763	27,566
Net utility plant	790,662	792,189
OTHER PROPERTY AND INVESTMENTS, at cost	3,763	3,636
CURRENT ASSETS:
Cash and cash equivalents	17,831	8,110
Accounts receivable	9,863	21,658
Inventories, at lower of average cost or market:
Fuel	175	406
Materials and supplies	3,797	3,990
Deferred purchased power and fuel costs	137	1,977
Other current assets	1,942	695
Total current assets	33,745	36,836
LONG-TERM AND OTHER ASSETS:
Goodwill	273,160	281,870
Recoverable stranded costs	116,296	119,857
Deferred purchased power and fuel costs	-	37,251
Deferred charges	53,646	57,092
Total long-term and other assets	443,102	496,070
	$ 1,271,272	$ 1,328,731

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholder's equity:
Common stock, no par value per share - Authorized 1,000,000
shares; issued 100 shares	$ 100,000	$ 100,000
Retained earnings (deficit)	(17,392)	(13,380)
Total common shareholder's equity	82,608	86,620
Redeemable cumulative preferred stock	116,700	104,393
Long-term debt, less current maturities	785,390	858,527
Total capitalization	984,698	1,049,540
CURRENT LIABILITIES:
Current maturities of long-term debt	1,600	1,600
Accounts payable	35,665	38,672
Accrued interest	19,352	14,552
Accrued taxes	30,289	18,009
Customers' deposits	5,529	3,945
Accumulated deferred income taxes	-	13,427
Other current liabilities	17,202	18,417
Total current liabilities	109,637	108,622
LONG-TERM AND OTHER LIABILITIES:
Regulatory tax liabilities	-	6,371
Accumulated deferred income taxes	111,404	98,353
Accumulated deferred investment tax credits	21,187	22,377
Deferred credits	44,346	43,468
Total long-term and other liabilities	176,937	170,569
COMMITMENTS AND CONTINGENCIES (Note 4)

	$ 1,271,272	$ 1,328,731

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000
	(In thousands)

OPERATING REVENUES	$185,834	$203,694	$515,523	$484,123
OPERATING EXPENSES:
Purchased power and fuel	98,104	107,318	293,414	248,182
Other operating and maintenance	25,653	23,857	73,970	71,557
Depreciation of utility plant	10,609	10,378	31,691	30,889
Charge for recovery of stranded plant	(2,188)	10,521	3,581	15,546
Taxes other than income taxes	10,206	10,188	26,969	26,916
Income taxes	13,293	10,582	21,778	19,996
Total operating expenses	155,677	172,844	451,403	413,086
NET OPERATING INCOME	30,157	30,850	64,120	71,037
OTHER INCOME:
Other income and deductions, net	209	599	1,145	1,127
Income taxes	(77)	(213)	(449)	(420)
Other income, net of taxes	132	386	696	707
INCOME BEFORE INTEREST CHARGES	30,289	31,236	64,816	71,744
INTEREST CHARGES:
Interest on long-term debt	5,558	8,413	19,482	27,340
Other interest and amortization of debt-related costs	1,025	1,314	2,476	3,929
Total interest charges	6,583	9,727	21,958	31,269

INCOME BEFORE THE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	23,706	21,509	42,858	40,475

Cumulative effect of change in accounting for major maintenance costs, net of taxes (Note 3)	-	-	(1,170)	-
NET INCOME	23,706	21,509	41,688	40,475
Dividends on preferred stock and other	-	15	-	38
INCOME APPLICABLE TO COMMON STOCK	$ 23,706	$ 21,494	$ 41,688	$ 40,437

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 552,531	$ 425,717
Purchased power and fuel costs paid	(293,522)	(233,931)
Cash paid for payroll and to other suppliers	(63,840)	(60,858)
Interest paid, net of amounts capitalized	(22,735)	(32,145)
Income taxes paid	(15,116)	(3,343)
Other taxes paid	(26,921)	(26,934)
Other operating cash receipts and payments, net	(56)	(247)
NET CASH PROVIDED BY OPERATING ACTIVITIES	130,341	68,259
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(25,918)	(30,115)
Other investing activities	(127)	102
NET CASH USED IN INVESTING ACTIVITIES	(26,045)	(30,013)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	(19,000)	(24,554)
Borrowings from (repayments to) revolving credit facilities - net
$325 million facility	(76,000)	-
1996 facility	-	29,000
Issuances:
Backstop facility	-	203,000
Deferred expenses associated with financings	1,923	(3,048)
Redemptions:
Secured debentures	-	(140,000)
First mortgage bonds	-	(100,000)
Preferred stock, net of gain	-	(1,651)
NET CASH USED IN FINANCING ACTIVITIES	(93,077)	(37,253)
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,219	993
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,613	4,002
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 13,832	$ 4,995
RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$ 41,688	$ 40,475
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	1,170	-
Depreciation of utility plant	31,691	30,889
Charge for recovery of stranded plant	3,581	15,546
Purchased power settlement adjustment	-	(2,425)
Amortization of debt-related costs and other deferred charges	1,881	4,039
Allowance for funds used during construction	(175)	(323)
Deferred income taxes	473	8,395
Investment tax credits	(1,191)	(1,202)
Deferred purchased power and fuel costs	39,201	(18,855)
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	12,255	(7,684)
Accounts payable	(3,151)	14,222
Accrued interest	(2,527)	(4,453)
Accrued taxes	7,594	10,488
Changes in other current assets and liabilities	861	(18,434)
Other, net	(3,010)	(2,419)
NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 130,341	$ 68,259

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS

	September 30, 2001	December 31,
	(Unaudited)	2000
	(In thousands)
ASSETS

UTILITY PLANT:
Electric plant	$ 1,334,351	$ 1,326,296
Construction work in progress	4,092	1,508
Total	1,338,443	1,327,804
Less accumulated depreciation	432,294	415,816
Net utility plant	906,149	911,988
OTHER PROPERTY AND INVESTMENTS, at cost	334	206
CURRENT ASSETS:
Cash and cash equivalents	13,832	2,613
Accounts receivable	9,113	21,368
Inventories, at lower of average cost or market:
Fuel	175	406
Materials and supplies	3,797	3,990
Deferred purchased power and fuel costs	137	1,977
Other current assets	1,768	641
Total current assets	28,822	30,995
LONG-TERM AND OTHER ASSETS:
Deferred purchased power and fuel costs	-	37,251
Deferred charges	13,682	18,057
Total long-term and other assets	13,682	55,308
	$ 948,987	$ 998,497

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholder's equity:
Common stock, $10 par value per share
Authorized 12,000,000 shares; issued 10,705 shares	$ 107	$ 107
Capital in excess of par value	222,149	222,149
Retained earnings	111,409	100,721
Total common shareholder's equity	333,665	322,977
Long-term debt	350,390	426,327
Total capitalization	684,055	749,304
CURRENT LIABILITIES:
Accounts payable	35,175	38,326
Accrued interest	4,393	6,920
Accrued taxes	28,777	21,183
Customers' deposits	5,527	3,945
Accumulated deferred income taxes	-	13,767
Other current liabilities	32,758	21,599
Total current liabilities	106,630	105,740
LONG-TERM AND OTHER LIABILITIES:
Regulatory tax liabilities	-	6,371
Accumulated deferred income taxes	121,521	100,177
Accumulated deferred investment tax credits	21,187	22,377
Deferred credits	15,594	14,528
Total long-term and other liabilities	158,302	143,453
COMMITMENTS AND CONTINGENCIES (Note 4)

	$ 948,987	$ 998,497

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

Note 2. Regulatory Matters

   Texas

      Unbundled Cost of Service Filing (UCOS). The legislation (Senate Bill 7) that established retail competition in Texas required TNMP to file a rate case in order to set rates for the transmission and distribution company that will provide regulated services once competition begins in 2002. On March 31, 2000, TNMP filed its UCOS with the Public Utility Commission of Texas (PUCT). The filing proposed the rates at which TNMP's customers would purchase transmission and distribution services after December 31, 2001. The filing also included a proposed Competition Transition Charge (CTC), as required by Senate Bill 7. The CTC is designed to recover estimated stranded costs or Excess Cost over Market (ECOM) related to TNMP's generation assets and purchased power contracts, as determined by a PUCT-established model.

      In March 2001, the PUCT issued an interim order in the ECOM phase of the UCOS that directed TNMP to recalculate ECOM based on inputs provided by the PUCT. In an April 2001 filing with the PUCT, TNMP's recalculation as directed by the PUCT indicated that it would not have any ECOM after taking into account the amount of stranded cost TNMP will have mitigated by January 1, 2002.

      In April 2001, the PUCT ratified a settlement regarding the transmission and distribution cost of service that the parties reached in March 2001. The settlement provides for transmission and distribution service tariffs effective January 1, 2002 that will provide $125.6 million of annual revenue to TNMP. In addition, the PUCT made its initial ECOM estimate, accepting the amounts filed by TNMP as discussed above, and confirming that TNMP estimated it would not have any ECOM after taking into account the amount of stranded cost TNMP will have mitigated by January 1, 2002.

      In October 2001, the PUCT issued its final order in the UCOS. The final order consolidated and made permanent the PUCT's interim orders regarding ECOM, transmission and distribution cost of service, and the Business Separation Plan (BSP).

      Although the PUCT has determined its initial estimate of ECOM, the actual amount of stranded costs will be determined through one of the four market-based mechanisms required by the Senate Bill 7 by 2004. The actual determination of stranded costs may differ from the PUCT's initial estimation.

      Recovery of Purchased Power and Fuel Costs. In April 2001, TNMP filed a request with the PUCT to increase its fuel factor by approximately 40 percent. TNMP filed the request due to projected increases in the cost of fuel and energy-related purchased power.

      In June 2001, TNMP and the other parties to the fuel factor proceeding agreed to a settlement that increased TNMP's fuel factor by approximately 30 percent over the previous factor. The PUCT approved the settlement in August 2001.

      TNMP will carry any over-recovered or under-recovered fuel balance to the 2003 final fuel reconciliation. This proceeding will reconcile fuel and energy-related purchased power costs incurred between January 1, 2000, and December 31, 2001, in accordance with the provisions of Senate Bill 7. The fuel balance from the final fuel reconciliation will be included in the true-up of stranded costs that will occur in 2004.

      Fuel Reconciliation. In June 2000, TNMP filed a fuel reconciliation to allow the PUCT to review the reasonableness of its eligible fuel and energy-related purchased power costs for the three-year period ended December 31, 1999. In June 2001, the PUCT approved TNMP's fuel reconciliation with no adjustments.

      2000 Excess Earnings. In March 2001, TNMP filed its Annual Report pursuant to Section 39.257 of the Public Utility Regulatory Act. The Annual Report detailed TNMP's calculation of excess earnings under the provisions of Senate Bill 7. The Annual Report showed that TNMP had excess earnings of $19.5 million for the year ended December 31, 2000. In September 2001, the PUCT approved TNMP's Annual Report with no adjustments.

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

      2001 Rate Case. In July 2001, TNMP filed a request with the NMPRC to increase its New Mexico revenues by $6.4 million, or 8 percent. TNMP's request is based on a cost of service for the test year ended December 31, 2000 of $82.4 million. The test year cost of service includes reasonable and necessary expenses and return on TNMP's rate base at a 9.05 percent weighted average cost of capital. The weighted average cost of capital includes an 11.50 percent return on equity. TNMP expects the NMPRC to render a decision on its request by May 2002. If the NMPRC has not made a decision by that time, TNMP can implement its proposed rates under bond. The NMPRC has scheduled hearings on TNMP's request to begin in February 2002.

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

      Ongoing implementation issues being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS 133. In the normal course of business, TNMP enters into commodity contracts, which include "swing" components for additional purchases or sales of electricity, in order to meet customer requirements. In June 2001, the Financial Accounting Standards Board (FASB) defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133. Based on the FASB's guidance, TNMP's management has determined that its contracts for electricity qualify for the normal purchases and normal sales exception. Accordingly, TNMP does not account for its electricity contracts as derivatives.

      In October 2001, FASB revised the criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133. Members of the utility industry and FASB are continuing to review FASB's revised criteria. The revision is scheduled to take effect on January 1, 2002, but it is unclear whether the revision will go into effect in its present form. TNMP is unable to predict what effect, if any, this revision will have on the accounting for its electricity contracts.

      In February 2001, TNMP entered into an interest rate collar designed to hedge the cash flows related to borrowings under its variable rate $325 million credit facility. To the extent that the interest rate collar hedges those cash flows effectively, changes in the market value of the interest rate collar are recorded in other comprehensive income. The interest rate collar was settled in August 2001, and the unrealized loss of $0.1 million previously recorded in other comprehensive income has been recognized as interest expense.

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

      The change in accounting for major maintenance costs reduced pre-tax net income for the nine months ended September 30, 2001, by $1.9 million ($1.2 million after tax). Had this new accounting method been in effect during prior periods, income before the cumulative effect of the change in accounting would not have been materially different from that shown in the accompanying consolidated statements of income.

   Accounting for Goodwill and Other Intangible Assets

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which will be effective for TNP on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. TNP will stop amortizing goodwill recorded as a result of its acquisition by SW Acquisition, L.P. (the Merger) as of the effective date. For the three and nine months ended September 30, 2001, goodwill amortization was $2.9 million and $8.7 million, respectively. In conjunction with the adoption of SFAS 142, TNP will test the goodwill related to the Merger for impairment. TNP is evaluating the impact of the adoption of SFAS 142, except as it relates to the goodwill amortization described above, and has not yet determined the effect of adoption on its financial position or results of operations. As of September 30, 2001, the balance of goodwill resulting from the Merger was $273.2 million, net of accumulated amortization of $17.2 million.

   Accounting for Asset Retirement Obligations

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for TNP and TNMP on January 1, 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. As discussed in Part II, TNMP has decided to sell TNP One, its lone generating facility. Following the proposed sale, neither TNP nor TNMP expect to have significant asset retirement obligations that would be subject to the provisions of SFAS 143.

Note 4.  Commitments and Contingencies

   Legal Actions

      Phillips Petroleum. In September 2001, TNMP and Phillips Petroleum Company settled the suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, which was pending in the 149th State District Court of Brazoria County, Texas. Under the settlement, Phillips received $1.4 million. Of that amount, TNMP paid $0.5 million, the deductible amount of its insurance coverage, which TNMP had previously charged to earnings. TNMP's insurance carriers and other parties funded the remainder of the settlement.

   Liquidation of Insurance Carrier

      In October 2001, the Pennsylvania Insurance Department announced that it would liquidate Reliance Insurance Company (Reliance), TNMP's primary general liability insurance carrier from 1997 through 1999. Reliance is TNMP's primary insurance provider for several outstanding injury and damage claims, including the Phillips' case discussed above. TNMP estimates that it has claims with Reliance ranging from $0 to $2 million. Management does not believe that the liquidation of Reliance will have a material adverse effect on its consolidated financial condition or results of operations.

      Other. TNP and TNMP are involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on TNMP's and TNP's consolidated financial condition or results of operations.

   Energy Supply.

      Texas. On June 1, 2001, Constellation Power Source (Constellation) assumed management of the Texas energy supply portfolio of TNMP and First Choice Power (First Choice), TNMP's affiliated retail electric provider. During the final seven months of 2001, Constellation, acting as TNMP's agent, is managing TNMP's generation resources and purchased power contracts, with the exception of one full requirements contract between TNMP and another party, and providing energy requirements for TNMP's existing load in Texas. Beginning in January 2002, TNMP's power contracts will be assigned to First Choice, and Constellation will manage those contracts on behalf of First Choice and serve the Texas load obligation for the majority of First Choice's customers until 2004, when the agreements between First Choice and Constellation expire. The alliance with Constellation gives TNMP and First Choice the opportunity to reduce their energy supply costs because Constellation can achieve economies of scale in purchasing and generating electricity that TNMP and First Choice cannot achieve on their own. In addition, the alliance with Constellation will give First Choice the flexibility to tailor pricing proposals for large customers to meet those customers' specific requirements.

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

Note 5.  Subsequent Events

      Sale of Non-Utility Property. In November 2001, TNP agred to sell non-utility property to a third party. Upon closing, which is expected to occur prior to December 31, 2001, TNP will receive $4.0 million in cash. The sale will result in a pre-tax gain of $4.0 million ($2.5 million after tax).

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

     The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

Results of Operations

  Overall Results

    TNP

      TNP had consolidated income applicable to common stock of $8.3 million for the quarter ended September 30, 2001, as compared to consolidated income of $6.8 million for the quarter ended September 30, 2000. The increase is attributable to increased earnings at TNMP, as discussed below, partially offset by increased preferred dividends resulting from the Merger and the start of operations of First Choice.

      TNP had a consolidated loss applicable to common stock of $4.0 million for the nine months ended September 30, 2001, as compared to consolidated earnings of $7.9 million for the nine months ended September 30, 2000. The decrease in earnings was caused primarily by goodwill amortization, interest expense, and preferred dividends resulting from the Merger.

    TNMP

      TNMP's earnings applicable to common stock were $23.7 million for the quarter ended September 30, 2001 as compared to $21.5 million for the quarter ended September 30, 2000. For the nine months ended September 30, TNMP's earnings applicable to common stock were $41.7 million in 2001 as compared to $40.4 million in 2000.

      Under Senate Bill 7, TNMP's earnings on its Texas operations are capped at a 10.53 percent return on rate base adjusted for discounted rates to industrial customers. The adjustment for the discounted rates is expected to be approximately $2.0 million in 2001. TNMP will apply Texas earnings in excess of the cap to recover its stranded costs. For the three months ended September 30, 2001, TNMP reduced its accrual for excess earnings by $2.2 million pre-tax ($1.4 million after tax). For the nine months ended September 30, 2001, TNMP recorded pre-tax excess earnings of $3.6 million ($2.2 million after tax).

      The changes in TNP's and TNMP's earnings for the quarter and year to date are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months	Nine Months
	Ended September 30,	Ended September 30,
	2001 v. 2000	2001 v. 2000
Factors affecting TNMP
Changes in base revenues	$ (6.9)	$ (7.1)
Texas non-pass-through purchased power expenses	(1.8)	(7.0)
Transmission expense	(1.5)	(1.1)
Interest charges	3.1	9.3
All other (including income tax effects on the items above)	1.4	1.0
Cumulative effect of change in accounting for major maintenance
costs (net of tax)	-	(1.2)
TNMP earnings decrease before charge for recovery
of stranded plant	(5.7)	(6.1)
Charge for recovery of stranded plant (net of tax)	7.9	7.4
TNMP earnings increase	2.2	1.3
Factors affecting TNP
Other operating expenses	(1.5)	1.7
Depreciation and goodwill amortization	-	(3.2)
Interest charges	1.1	(9.7)
Dividends on preferred stock	(0.5)	(5.3)
All other (including income tax effects on the items above)	0.2	3.3
TNP earnings decrease	(0.7)	(13.2)
Consolidated earnings increase (decrease)	$ 1.5	$ (11.9)

  TNMP Operating Revenues

      The following table summarizes the components of base revenues (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)
Operating revenues	$ 185,834	$ 203,694	$ (17,860)	$ 515,523	$ 484,123	$ 31,400

Pass-through expenses	74,391	85,373	(10,982)	231,898	193,444	38,454
Base revenues	$ 111,443	$ 118,321	$ (6,878)	$ 283,625	$ 290,679	$ (7,054)

      Pass-through expenses in Texas include fuel and the energy-related portion of purchased power. In New Mexico, pass-through expenses include all purchased power costs. Details of pass-through expenses are discussed under "Results of Operations -- Operating Expenses."

      The following table summarizes the components of the change in base revenues for the three months and nine months ended September 30, 2001, compared to the same period in 2000 (in thousands).
	Three Months Ended September 30, 2001 v. 2000	Nine Months Ended September 30, 2001 v. 2000
Weather-related	$ (5,179)	$ (4,337)
Customer growth	798	2,957
Transmission revenue	1,250	1,092
Base rate reductions	(2,053)	(3,740)
Industrial sales	(2,363)	(6,227)
Price/sales mix and other	669	3,201
Base revenues decrease	$ (6,878)	$ (7,054)

      Current quarter base revenues decreased $6.9 million, or 5.8 percent, compared to the corresponding 2000 period. The decrease resulted from lower weather-related sales in the residential class, reduced sales to a significant industrial customer under an economy sales arrangement and the effects of renegotiated contracts with large industrial customers in New Mexico and Texas. Base rate reductions, discussed below, also contributed to the decrease. These decreases were offset in part by growth in the number of residential customers and increased transmission revenues.

      Effective January 1, 2001, TNMP implemented base rate reductions of 3 percent and 1 percent for Texas residential and commercial customers, respectively, under the terms of a Declaratory Order issued by the PUCT on December 6, 1999. The effects of those reductions were partially offset by provisions for rate refunds in Texas and New Mexico of $0.4 million and $1.9 million that were recorded during the three and nine months ended September 30, 2000, respectively.

      Transmission revenues increased by $1.3 million and $1.1 million for the three and nine months ended September 30, 2001, as compared to the corresponding 2000 periods. The increases reflect the use of an updated allocation of transmission costs within the Electric Reliability Council of Texas (ERCOT).

      Base revenues for the nine months ended September 30, 2001 decreased $7.1 million from the level in the corresponding 2000 period due to the factors that caused the decrease for the current quarter.

      The following table summarizes the components of gigawatt-hour (GWH) sales.

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)
Residential	875	921	(46)	2,037	2,011	26
Commercial	628	628	--	1,600	1,578	22
Industrial:
Firm	155	134	21	504	416	88
Economy	890	1,038	(148)	2,680	3,069	(389)
Sales for resale (including
power marketing)	2	23	(21)	292	123	169
Other	28	29	(1)	76	77	(1)
Total GWH Sales	2,578	2,773	(195)	7,189	7,274	(85)

      Current quarter sales of 2,578 GWHs decreased by 195 GWHs (or 7.0 percent) as compared to the corresponding 2000 period. The decrease resulted from reduced sales to several large industrial customers under economy sales arrangements and lower weather-related sales to residential customers. The decrease was partially offset by growth in the number of residential customers. Year-to-date sales decreased 85 GWHs (or 1.2 percent) compared to the same period in 2000. The decrease is attributable to the factors that contributed to the decrease in sales for the current quarter, partially offset by higher weather-related sales in the commercial and residential classes during the first quarter of 2001 and higher off-system sales.

  Operating Expenses

    Factors Affecting TNMP

      TNMP incurred operating expenses of $155.7 million in the quarter ended September 30, 2001, a decrease of $17.2 million compared to the amount incurred during the corresponding period of 2000. The decrease reflects lower purchased power costs and reduced charges for recovery of stranded plant. For the nine months ended September 30, 2001, operating expenses were $451.4 million, an increase of $38.3 million over 2000 levels. The year-to-date increase reflects higher purchased power and fuel costs, partially offset by reduced charges for recovery of stranded plant.

    Purchased Power and Fuel Expenses

      The following table summarizes the components of TNMP's purchased power and fuel expenses (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
			Increase			Increase
	2001	2000	(Decrease)	2001	2000	(Decrease)
Purchased power and fuel expenses
Pass-through expenses
Purchased power	$ 63,426	$ 75,035	$ (11,609)	$ 200,793	$ 165,218	$ 35,575
Fuel	10,965	10,338	627	31,105	28,226	2,879
	74,391	85,373	(10,982)	231,898	193,444	38,454
Non-pass-through expenses
Texas purchased power	23,387	21,629	1,758	60,570	53,592	6,978
Fuel	326	316	10	946	1,146	(200)
	23,713	21,945	1,768	61,516	54,738	6,778
Total purchased power and fuel	$ 98,104	$ 107,318	$ (9,214)	$ 293,414	$ 248,182	$ 45,232

      In the third quarter of 2001, purchased power and fuel expenses decreased $9.2 million from the level incurred during the third quarter of 2000. Pass-through expenses decreased $11.0 million, reflecting reduced purchases due to lower sales and lower prices in both Texas and New Mexico. Non-pass-through expenses increased $1.8 million due to higher demand purchased power costs in Texas.

      For the nine months ended September 30, 2001, purchased power and fuel expenses increased $45.2 million from the level incurred during the same period of 2000. Pass-through expenses increased $38.5 million, reflecting higher energy prices in Texas and New Mexico. Non-pass-through expenses increased $6.8 million due to higher demand purchased power costs in Texas during 2001, and a $2.4 million credit in 2000, resulting from a PUCT order to defer and amortize previously incurred costs.

    Transmission Expense

      Transmission expense increased $1.5 million and $1.1 million for the three and nine months ended September 30, 2001, compared to the corresponding periods in 2000, respectively. The increases reflect the use of an updated allocation of transmission costs within ERCOT.

    Charge for Recovery of Stranded Plant

      Charge for recovery of stranded plant decreased $12.7 million before tax in the third quarter of 2001 compared to the same period in 2000. The decrease reflects reductions in TNMP's earnings before the charge for recovery of stranded plant during the third quarter of 2001 due primarily to reductions in base revenues, as shown in the "Overall Results" section, above.

      Charge for recovery of stranded plant decreased $12.0 million before tax for the nine months ended September 30, 2001, compared to the same period in 2000, due to the factors identified above for the third quarter.

    Interest Charges

      Interest charges decreased by $3.1 million and $9.3 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods in 2000. In October 2000, TNMP established a $315 million credit facility. In August 2001, the capacity of the credit facility was increased to $325 million. The composite interest rate on the credit facility was approximately 4.8 percent as of September 30, 2001. That rate was significantly lower than the rates on the first mortgage bonds, secured debentures, and credit facilities outstanding during the three and nine months ended September 30, 2000, respectively. Reduced debt levels also contributed to the decrease in interest charges.

    Cumulative Effect of Change in Accounting

      As discussed in Note 3, TNMP began charging the costs of major maintenance to expense as incurred effective January 1, 2001, and wrote-off the balance of previously deferred major maintenance costs. The change resulted in a pre-tax charge of $1.9 million ($1.2 million after tax).

    Factors Affecting TNP

    Other Operating Expenses

      Other operating expenses for the third quarter of 2001 increased $1.5 million compared to the same period in 2000. The increase resulted from the operations of First Choice, which began March 1, 2001.

      Other operating expenses for the nine months ended September 30, 2001 decreased $1.7 million compared to the same period in 2000. The decrease resulted from a one-time charge of $5.6 million for severance and retirement benefits due to the change in control resulting from the Merger that was recorded in the first quarter of 2000, partially offset by First Choice operating expenses.

    Depreciation and Amortization

      Depreciation and amortization expenses for the quarter ended September 30, 2001, were comparable to the amounts recorded in the third quarter of 2000. For the nine months ended September 30, 2001, depreciation and amortization expenses increased $3.2 million, as compared to the same period in 2000. Beginning in the second quarter of 2000, TNP began amortizing goodwill associated with the Merger over 25 years.

    Interest Charges

      Interest charges for the third quarter of 2001 decreased $1.1 million compared to the same period in 2000. Variable rates on TNP's $160 million term loan have decreased significantly, from a composite rate of approximately 9.4 percent as of September 30, 2000, to a composite rate of approximately 6.3 percent as of September 30, 2001.

      Interest charges for the nine months ended September 30, 2001 increased $9.7 million compared to the same period in 2000.  The increase reflects debt that TNP issued in April 2000 to finance the Merger.

    Dividends on Preferred Stock

      TNP issued preferred stock to finance the Merger. Dividends on preferred stock increased $0.5 million for the three months ended September 30, 2001 compared to the same period in 2000. The increase reflects the payment of dividends on the preferred stock through the issuance of additional shares of preferred stock.

      Dividends on preferred stock were $12.3 million for the nine months ended September 30, 2001; an increase of $5.3 million over preferred dividends for the nine months ended September 30, 2000. The increase reflects the issuance of preferred stock to finance the Merger and the issuance of additional preferred shares described above.

Financial Condition

  TNMP Liquidity

      The main sources of liquidity for TNMP are cash flow from operations and borrowings from its credit facility. TNMP's cash flow from operations was $62.1 million higher for the nine months ended September 30, 2001 as compared to the same period in 2000 due to higher receipts from customers, resulting from increases in TNMP's fuel factor in Texas, and lower interest payments. The increase was partially offset by higher payments for fuel and purchased power costs and higher income tax payments.

      As discussed in "Results of Operations," above, TNMP established a $315 million credit facility in October 2000. In August 2001, the total borrowing capacity under the credit facility was increased to $325 million, and First Choice was authorized to borrow under the credit facility. As of September 30, 2001, TNMP and First Choice had the combined ability to borrow an additional $140 million under the credit facility, subject to compliance with covenants in this facility as well as covenants in TNP's senior secured credit facility. Of that amount, First Choice had the ability to borrow up to $75 million, subject to TNMP's guarantee of any borrowings by First Choice.

      TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under its credit facility should be sufficient to meet working capital requirements at least through the expiration of the credit facility in October 2003.

  TNP Liquidity

      TNP's main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of its subsidiaries, TNMP and, after the start of competition in Texas, First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as tax payments from its subsidiaries under a tax sharing agreement. TNP's senior secured credit facility includes a $25 million revolving credit facility that may be used to provide working capital and meet other requirements. The revolving credit facility was put in place at the time of the Merger. As of September 30, 2001, TNP had no borrowings against the revolving credit facility, and the entire $25 million was available to TNP, subject to compliance with covenants in this facility.

      Cash dividends from TNMP to TNP are limited by restrictions included in TNMP's bank agreement. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP's ability to pay cash dividends to TNP. For the nine months ended September 30, 2001, TNMP has paid dividends of $19.0 million to TNP.

      During the nine months ended September 30, 2001, TNMP made tax sharing payments to TNP of $10.7 million.

      For the nine months ended September 30, 2001, TNP's cash flow from operations was $51.9 million higher than in the same period of 2000 due to TNMP's higher cash flow from operations as discussed above, offset by interest payments on the debt issued to finance the Merger.

      Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP's working capital requirements at least through the scheduled expiration of TNP's revolving credit facility in April 2003.

Other Matters

      Texas Retail Pilot Project (Pilot). First Choice is a participant in the Pilot that is being conducted in anticipation and preparation for the commencement of full-scale competition on January 1, 2002. The Pilot is intended to provide all participants in the retail electric market with the opportunity to test systems and processes to be used in the competitive market. In the Pilot, up to five percent of each class of customers (i.e., industrial, commercial and residential) now served by investor-owned utilities in Texas may elect to participate in the Pilot.

      The Pilot was originally scheduled to begin on June 1, 2001. However, full-scale operation of the Pilot was delayed on several occasions to allow for more testing and modification of the computer systems infrastructure of ERCOT, the independent system operator that supports the competitive market. Limited Pilot operations began on July 31, 2001; however, due to the continued problems with the ERCOT systems, accurate information is not being provided to First Choice to accurately assign revenues and purchased power expenses, and verify ERCOT settlement information. The financial statements include estimates for the revenues and purchased power expenses of First Choice. These estimates will be adjusted when final settlement information is available to First Choice.

      First Choice is actively working to acquire customers for the Pilot and in anticipation of full-scale competition. Through September 30, 2001, First Choice had enrolled customers in larger numbers than anticipated. Although participation in the Pilot by TNMP's commercial and industrial customers was fully subscribed, as has been the case with commercial and industrial customers throughout Texas, TNMP has lost fewer than half the sales to commercial and industrial customers that First Choice has gained. In the residential class, TNMP has lost fewer than half the sales and number of customers that First Choice has gained, and relatively small numbers, in absolute terms, of TNMP customers have switched to other retail electric providers.

      The PUCT is reviewing the results to date of the Pilot to determine whether the market and ERCOT systems are ready to begin full-scale competition on January 1, 2002, as scheduled. First Choice and TNMP can give no assurance when full-scale competition will actually begin.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

      See Notes 2 and 4 for information regarding additional regulatory and legal matters.

Item 5. Other Items

Proposed Sale of TNP One

      On March 29, 2001, TNMP announced its decision to sell TNP One, its lignite-fueled generating facility located in Robertson County, Texas. That decision is in response to Senate Bill 7, which became effective September 1, 1999, and requires electric utilities to separate their business activities into a power generation company, a retail electric provider, and a transmission and distribution utility. TNMP is evaluating bids from potential purchasers, and expects to complete the sale in the first half of 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)    Exhibits

      The following exhibits are filed with this report:

      None

(b)    Reports on Form 8-K: None.

Statement Regarding Forward Looking Information

      The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs, are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition or a delay in implementing retail competition; resolution of problems with ERCOT computer systems that support the competitive market in Texas; the ability of First Choice to attract and retain customers as competition proceeds; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP's and TNMP's businesses; decisions in connection with current regulatory proceedings; the sale of TNP One; insurance coverage available for claims made in litigation; general business and economic conditions, and price fluctuations in the electric power market; and other factors described from time to time in TNP's and TNMP's reports filed with the SEC. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	TNP ENTERPRISES, INC.

Date: November 8, 2001	By \s\ THEODORE A. BABCOCK
Theodore A. Babcock
Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date: November 8, 2001	By \s\ MANJIT S. CHEEMA
Manjit S. Cheema
Senior Vice President and Chief Financial Officer

Date: November 8, 2001	By \s\ SCOTT FORBES
Scott Forbes
Vice President - Chief Accounting and Information Officer