Form 10-K
period 2001-12-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2002-03-28
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549
___________

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(X) COMBINED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 2001
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to
____________________________________________________________________________________________________________

TNP ENTERPRISES, INC. (Exact name of registrant as specified in its charter)
Texas (State of Incorporation)	4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113 (Address and zip code of principal executive offices)	Commission File Number: 1-8847
	Telephone number, including area code: 817-731-0099	75-1907501
(IRS employer identification no.)
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

TNP Enterprises, Inc. has no publicly traded shares of common stock outstanding.
______________________________________________________________________________________________________________

TEXAS-NEW MEXICO POWER COMPANY (Exact name of registrant as specified in its charter)
Texas (State of Incorporation)	4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113 (Address and zip code of principal executive offices)	Commission File Number: 2-97230
	Telephone number, including area code: 817-731-0099	75-0204070
(IRS employer identification no.)
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

__________________________________________________________________________________________________

TNP ENTERPRISES INC. AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001

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
TABLE OF CONTENTS
Glossary of Terms		4

Part I
Item 1.	BUSINESS	6
	Introduction	6
	Acquisition	6
	TNMP's Service Areas	6
	Seasonality of Business	7
	Sources and Cost of Energy	7
	Government Regulation	8
	Employees and Executive Officers	8
Item 2.	PROPERTIES	10
	Generating Facilities	10
	Transmission and Distribution Facilities	10
	Administrative and Service Facilities	10
Item 3.	LEGAL PROCEEDINGS	10
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	11

	Part II
Item 5.	MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	11
Item 6.	SELECTED FINANCIAL DATA	12
Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14
	Competitive Conditions	14
	Results of Operations	15
	Liquidity and Capital Resources	19
	Other Matters	21
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	22
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	23
	TNP Enterprises, Inc. and Subsidiaries	27
	Texas-New Mexico Power Company and Subsidiaries	32
	Notes to Consolidated Financial Statements	37
	Selected Quarterly Consolidated Financial Data	49
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	49

	Part III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	50
	Directors	50
	Committees and Meetings	50
	Director Compensation	51
	Compensation Committee Interlocks and Insider Participation	51
	Executive Officers	51
Item 11.	EXECUTIVE COMPENSATION	52
	Pension Plan	53
	Employment Contracts and Termination, Severance and Change of Control Arrangements	54
	Joint Report on Executive Compensation of TNP and TNMP Compensation Committees	56

____________________________________________________________________________________________________

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	59
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	59

	Part IV
Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	60

____________________________________________________________________________________________________

TNP ENTERPRISES INC. AND SUBSIDIARIES
TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001

Glossary of Terms

      As used in this combined report, the following abbreviations, acronyms, or capitalized terms have the meanings set forth below:
Abbreviation, Acronym, or Capitalized Term	Meaning

AFUDC	Allowance for funds used during construction
Constellation	Constellation Power Source, Inc.
ERCOT	Electric Reliability Council of Texas
FERC	Federal Energy Regulatory Commission
FASB	Financial Accounting Standards Board
First Choice	First Choice Power, Inc.
GWh	Gigawatt-Hours
ITC	Investment Tax Credits
kWh	Kilowatt-Hour
Laurel Hill	Laurel Hill Capital Partners, LLC
LILCO	Long Island Lighting Company
Merger	Merger of ST Corp. with and into TNP with TNP as surviving corporation
New Mexico Restructuring Act	Electric Utility Industry Restructuring Act of 1999, legislation that established retail competition in New Mexico
NMPRC	New Mexico Public Regulation Commission
PNM	Public Service Company of New Mexico
PR Group	Power Resource Group, Inc.
PUCT	Public Utility Commission of Texas
SEC	Securities and Exchange Commission
Senate Bill 7	The legislation that established retail competition in Texas
SFAS	Statement of Financial Accounting Standards
ST Corp	ST Acquisition Corp., a Texas corporation wholly owned by SW Acquisition
SW Acquisition	SW Acquisition, L.P, a limited partnership organized and existing under the laws of Texas
TGC	Texas Generating Company, a wholly owned subsidiary of TNMP
TGC II	Texas Generating Company II, a wholly owned subsidiary of TNMP
TNP One	A two-unit, lignite-fueled, circulating fluidized-bed generating plant located in Robertson County, Texas
TNMP	Texas-New Mexico Power Company, a wholly owned subsidiary of TNP
TNP	TNP Enterprises, Inc.
TXU	TXU Electric Company

__________________________________________________________________________________________________

Statement Regarding Forward Looking Information

      The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition; resolution of problems with ERCOT computer systems that support the competitive market in Texas; the ability of First Choice to attract and retain customers as competition moves forward; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP's and TNMP's businesses; decisions in connection with current regulatory proceedings; the sale of TNP One; insurance coverage available for claims made in litigation; general business and economic conditions, and price fluctuations in the electric power market; and other factors described from time to time in TNP's and TNMP's reports filed with the SEC. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

__________________________________________________________________________________________________

PART I

Item 1. BUSINESS.

Introduction

      TNP was organized as a holding company in 1983 and transacts business through its subsidiaries. TNMP is a public utility operating in two electricity markets. In New Mexico, TNMP provides integrated electricity services under traditional cost-of-service rate regulation. Those services include transmitting, distributing, purchasing and selling electricity to its New Mexico customers. In Texas, TNMP provides regulated transmission and distribution services under the provisions of Senate Bill 7, the 1999 legislation establishing the framework for retail competition in Texas' electric utility industry. TNMP's predecessor was organized in 1925. First Choice's predecessor, which was incorporated in 1997, is a wholly owned subsidiary of TNP. First Choice was organized in 2000 to act as TNMP's affiliated retail electric provider, as required by Senate Bill 7.

      TNMP has two subsidiaries, TGC and TGC II. These subsidiaries were formed in 1988 and 1991, respectively, to facilitate the financing of the construction of the two units of TNP One, TNMP's sole generating plant. In June 2001, TNMP began implementing a plan to restructure the ownership of TNP One to comply with provisions of Senate Bill 7. As a result, TGC was converted from a corporation to a limited partnership, TGC II was converted from a corporation to a limited liability company, and the ownership of TNP One was transferred to TGC.

      TNP, TNMP, and First Choice are all Texas corporations. TGC is a Texas limited partnership and TGC II is a Texas limited liability company. The executive offices of TNP, TNMP, TGC, TGC II and First Choice are located at 4100 International Plaza, P.O. Box 2943, Fort Worth, Texas 76113 and the telephone number is (817) 731-0099. TNP also has executive offices located at 2 Robbins Lane, Suite 201, Jericho, NY 11753 and the telephone number is (516) 933-3100. Unless otherwise indicated, all financial information in this report is presented on a consolidated basis.

Acquisition

      On April 7, 2000, pursuant to an Agreement and Plan of Merger dated May 24, 1999, between TNP, ST Corp. and SW Acquisition, the parent of ST Corp., ST Corp. merged with and into TNP, the parent of TNMP. TNP is the surviving corporation in the Merger. Additional information regarding the Merger can be found in Note 2.

TNMP's Service Areas

      TNMP provides electric service to more than 240,000 customers in 85 Texas and New Mexico municipalities and adjacent rural areas. The company serves a market niche of smaller- to medium-sized communities. Only two of the 85 communities in TNMP's service territory have populations exceeding 50,000. TNMP's service territory is organized into two operating areas: Texas and New Mexico.

   Texas

      TNMP's Texas territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of DFW International Airport, eastward to municipalities near the Red River, and to communities south and west of Fort Worth. A second portion of its territory includes the area along the Texas Gulf Coast between Houston and Galveston, and a third includes areas of far west Texas between Midland and El Paso. In Texas, TNMP provides electric service to a variety of entities, including customers engaged in the agricultural, food processing, oil and gas, petrochemical, and tourism industries.

   New Mexico

      This region includes areas in southwest and south central New Mexico. The economy depends primarily upon mining and agriculture, with copper mines as the major industrial customer.

   Franchises and Certificates of Public Convenience and Necessity

      Texas law does not require an electric utility to execute a franchise agreement with a Texas municipality to be entitled to provide or continue to provide electrical service within the municipality. A franchise agreement does, however, document the mutually agreeable terms under which the service will be provided within a municipality. TNMP holds 82 franchises with terms ranging from 20 to 50 years, one franchise with a five-year term, and two franchises with indefinite terms from the 85 municipalities to which it provides electric service. These franchises will expire on various dates from 2002 to 2039. Three Texas franchises, comprising 7 percent of total company revenues from sales, are scheduled to expire in 2002. TNMP intends to negotiate and execute new or amended franchise agreements to be effective before existing franchises expire.

__________________________________________________________________________________________________

      TNMP also holds PUCT certificates of public convenience and necessity covering all Texas areas that TNMP serves. These certificates include terms that are customary in the public utility industry. TNMP generally has not been required to have certificates of public convenience and necessity to provide electric service in New Mexico.

Seasonality of Business

      TNMP experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 2001, approximately 38 percent of annual revenues were recorded in June, July, August, and September.

Sources and Cost of Energy

      TGC owns one 300-megawatt lignite-fueled generating facility, TNP One. During 2001, TNP One provided approximately 25 percent of TNMP's system-wide energy requirements. Power generated at TNP One is transmitted over TNMP's own transmission lines to other utilities' transmission systems for delivery to TNMP's Texas service area systems. To maintain a reliable power supply for its customers and to coordinate interconnected operations, TNMP is a member of the ERCOT and the Western Systems Coordinating Council. See Note 4 for a discussion of TNMP's plans to sell TNP One.

      During 2001, TNMP changed its strategy for procuring the remainder of its energy supply. Previously, TNMP had purchased the electricity from various suppliers. In June 2001, Constellation Power Source, Inc. assumed management of the energy supply portfolio of TNMP and First Choice. During the final seven months of 2001, Constellation, acting as TNMP's agent, managed TNMP's generation resources and purchased power contracts, with the exception of one full requirements contract between TNMP and another party, and provided energy requirements for TNMP's existing load in Texas. During January 2002, TNMP's power contracts were assigned to First Choice, and Constellation began managing those contracts on behalf of First Choice to serve the Texas load obligation for the majority of First Choice's customers.

      Also in June 2001, TNMP signed a long-term wholesale power contract with Public Service Company of New Mexico. The contract calls for PNM to supply power to complement TNMP's existing New Mexico supply contracts during 2002 and become the sole supplier of power to serve TNMP's New Mexico load beginning January 1, 2003.

      The Constellation and PNM contracts are structured to respond to the unique characteristics of the markets they serve. In the competitive Texas market, the Constellation contract gives First Choice the flexibility to allow its power costs to vary with market rates, or it may convert the contract pricing to fixed rates to take advantage of favorable market conditions. This flexibility allows First Choice to tailor pricing proposals to its customers' specific requirements. In the regulated New Mexico market, the PNM contract provides price stability through use of fixed pricing, helping to mitigate against the volatile nature of the electricity market in the Western United States.

      During 2001, TNMP's cost per kWh of purchased power increased 14 percent, from an average of 4.01 cents per kWh in 2000, to an average of 4.58 cents per kWh in 2001. The cost increases were caused by higher natural gas prices in Texas and New Mexico and by effects of the volatility in the Western United States electricity market on purchased power prices in New Mexico.

      The following table illustrates the composition of TNMP's sources of electric energy in 2001.

	Year Contract	Percent of
	Expires	Energy Provided
Generation
TNP One	-	25%

Purchased Power
Firm contracts expiring in 2001-2002	-	20%
Firm contracts expiring in 2003-2006
PNM	2006	1%
Constellation	2004	16%
Buy-sell agreements	-	26%
Spot market purchases	-	12%

Total		100%

__________________________________________________________________________________________________

      As discussed in Note 4, TNMP intends to sell TNP One. The output of TNP is available to First Choice through the end of the first quarter of 2002. After that time, First Choice will replace the generation from TNP One with power purchased under the Constellation contract.

   Recovering Purchased Power and Fuel Costs

      Through December 31, 2001, in Texas, fuel costs, and the energy-related portion of purchased power costs, were recovered from TNMP customers through the fuel adjustment clause authorized by the PUCT. The demand-related portion of purchased power costs was recovered through base rates. TNMP had an over-recovered balance of fuel and energy-related purchased power costs in Texas of $10.7 million as of December 31, 2001. As discussed in Notes 1 and 3, the over-recovered balance is subject to reconciliation by the PUCT in 2003. Pending the results of that reconciliation, the over-recovered balance would reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers.

      In New Mexico, TNMP recovers all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC. The purchased power recovery factor changes monthly to reflect over-collections or under-collections of purchased power costs.

Government Regulation

      TNMP is subject to PUCT and NMPRC regulation. Some of its activities, such as issuing securities, are also subject to FERC regulation. Utility industry regulation continues to change both in reaction to, and as a primary force behind, a more competitive industry. These changes are discussed in Item 7, "Competitive Conditions" and Notes 1 and 3.

      In addition to regulation as a utility, TNMP's facilities are regulated by the Environmental Protection Agency and Texas and New Mexico environmental agencies. TNP One uses proven environmental technology from a circulating fluidized bed boiler for sulfur dioxide removal that eliminates the need for expensive scrubbers. TNP One is regulated by Phase II of the Clean Air Act that became effective January 1, 2000. Phase II compliance requires a 30 percent reduction in sulfur dioxide emissions. TNP One is able to comply with this requirement without capital additions or a significant increase in operating costs. During 2001, 2000, and 1999, TNMP incurred expenses related to air, water, and solid waste pollution abatement (including ash removal) of approximately $3.8 million, $4.7 million, and $4.2 million, respectively.

Employees and Executive Officers

      At December 31, 2001, TNP, First Choice and TNMP had 786 employees. The employees are not represented by a union or covered by a collective bargaining agreement. Management believes relations with its employees are excellent.

      Executive officers of TNP and TNMP, who are elected annually by the respective boards of directors and serve at the discretion of the boards, are as follows:

Name	Age	Position with TNP

William J. Catacosinos	71	Chairman, President & Chief Executive Officer
Theodore A. Babcock	47	Chief Financial Officer
Manjit S. Cheema	47	Treasurer
Kathleen A. Marion	47	Secretary

Name	Age	Position with TNMP

Jack V. Chambers, Jr.	52	Chairman, President, & Chief Executive Officer
Manjit S. Cheema	47	Senior Vice President & Chief Financial Officer
Robert Castillo	48	Vice President - New Mexico Operations
W. Douglas Hobbs	58	Vice President - Texas Transmission and Distribution Operations
Melissa D. Davis	44	Vice President - Human Resources
Larry W. Dillon	47	Vice President - Power Resources
Michael D. Blanchard	51	Vice President & General Counsel
Patrick L. Bridges	43	Vice President & Treasurer
Scott Forbes	44	Vice President - Chief Accounting & Information Officer
Paul W. Talbot	45	Secretary
Michael J. Ricketts	43	Assistant Controller
B. Jan Adkins	58	Assistant Secretary

__________________________________________________________________________________________________

      William J. Catacosinos joined TNP upon the closing of the Merger as Chairman, President & Chief Executive Officer. He also serves on TNMP's board of directors. Since 1998, Dr. Catacosinos has served as Managing Partner of Laurel Hill. Dr. Catacosinos served as Chairman and Chief Executive Officer of LILCO from 1984 to 1998.

      Jack V. Chambers was named Chairman, President & Chief Executive Officer of TNMP in April 2001. Prior to that time, Mr. Chambers had served as Senior Vice President & Chief Operations Officer of TNMP since October 2000. Mr. Chambers was Senior Vice President and Chief Customer Officer of TNMP from 1994 until October 2000, and Senior Vice President of TNP from April 1996 until the closing of the Merger.

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

      Michael J. Ricketts was named Assistant Controller of TNMP in April 2000. He served as Controller of TNMP and TNP from June 1998 to April 2000. From November 1996 to June 1998, he was Manager - Accounting Projects.

      B. Jan Adkins became Assistant Corporate Secretary of TNMP in August 1987. She also served as Assistant Corporate Secretary of TNP from August 1987 until the closing of the Merger.

__________________________________________________________________________________________________

Item 2. PROPERTIES.

Generating Facilities

      TNP One is a two-unit, lignite-fueled generating plant, located in Robertson County, Texas. During 2001, TNP One generated power for TNMP's Texas service areas and operates as a base load facility. See Note 4 for a discussion of TNMP's plans to sell TNP One.

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

      TNMP owns or leases 26 construction centers or other office facilities in Texas and New Mexico. First Choice owns or leases local offices in 20 of the Texas municipalities that it serves. In addition to these facilities, TNMP owns or leases offices in 12 Texas communities that are shared with First Choice. This sharing of facilities is allowed through a waiver granted by the PUCT.

Item 3. LEGAL PROCEEDINGS.

      Phillips Petroleum Company. In September 2001, TNMP and Phillips Petroleum Company settled the suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, which was pending in the 149th State District Court of Brazoria County, Texas. Under the settlement, Phillips received $1.4 million. Of that amount, TNMP paid $0.5 million, the deductible amount of its insurance coverage, which TNMP had previously charged to earnings. TNMP's insurance carriers and other parties were expected to fund the remainder of the settlement; however, TNMP recognized additional expense of $0.5 million in the fourth quarter of 2001 due to the liquidation of its insurance carrier, as described in Note 9.

      Power Resource Group. On January 16, 2001, TNMP obtained a summary judgment in its favor in the suit styled Power Resource Group, Inc. vs. Public Utility Commission of Texas and Texas-New Mexico Power Company, pending in the 345th District Court of Travis County, Texas. The court also dismissed this lawsuit on that date. This lawsuit, which was originally filed on May 21, 1999, challenged the PUCT's dismissal of a regulatory case that PR Group had filed against TNMP. PR Group is a developer of electric generating plants that are intended to be qualifying cogeneration facilities. PR Group appealed the summary judgment in April 2001 and the Texas Court of Appeals upheld TNMP's summary judgment in January 2002.

      Information regarding additional regulatory and legal matters is provided in Notes 3 and 9.

__________________________________________________________________________________________________

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of security holders in the fourth quarter of 2001.

PART II

Item 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      TNP has no publicly traded shares of common stock outstanding.

      TNP holds all 10,705 outstanding common shares of TNMP. During 2001 and 2000, TNMP declared common dividends to TNP as follows (in thousands):

Quarter	2001	2000
First	$12,000	$ -
Second	3,000	7,500
Third	16,000	17,000
Fourth	5,000	7,000
Total	$36,000	$31,500

      The $325 Million Credit Facility restricts the payment of cash dividends by TNMP. Details regarding the restrictions are discussed in Note 8.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of TNP and TNMP for 1997 through 2001.
			Predecessor
	2001	2000	1999	1998	1997
TNP ENTERPRISES, INC.	(Dollars in thousands)
For the years ended December 31,
Consolidated results
Operating revenues	$ 658,914	$ 644,035 (1)	$ 576,150	$ 585,941	$ 578,534
Income from continuing operations before
cumulative effect of change in accounting	$ 10,160	$ 5,061 (1)	$ 30,167	$ 32,134	$ 42,561
Net income	$ 8,990	$ 5,061 (1)	$ 30,167	$ 19,424	$ 29,678
At December 31,
Total assets	$1,264,557	$1,325,300	$ 1,001,199	$ 993,765	$ 991,926
Capitalization
Common shareholders' equity	$ 78,811	$ 86,620	$ 327,110	$ 308,294	$ 298,241
Preferred stock	121,191	104,393	1,664	3,060	3,240
Long-term debt, including current maturities	780,611	860,127	440,244	459,000	478,141
Total capitalization	$ 980,613	$ 1,051,140	$ 769,018	$ 770,354	$ 779,622
Capitalization ratios
Common shareholders' equity	8.0%	8.3%	42.5%	40.0%	38.3%
Preferred stock	12.4	9.9	0.2	0.4	0.4
Long-term debt, including current maturities	79.6	81.8	57.3	59.6	61.3
Total capitalization	100.0%	100.0%	100.0%	100.0%	100.0%

TEXAS-NEW MEXICO POWER COMPANY
For the years ended December 31,
Consolidated results
Operating revenues	$651,532	$644,035	$576,093	$585,892	$578,534
Income before cumulative effect of
change in accounting	$52,134	$41,957	$39,443	$34,321	$43,918
Net income	$50,964	$41,957	$39,443	$34,321	$43,918
At December 31,
Total assets	$940,799	$998,497	$984,395	$973,566	$967,006
Capitalization
Common shareholder's equity	$337,411	$322,977	$312,558	$302,096	$287,021
Preferred stock	-	-	1,664	3,060	3,240
Long-term debt, including current maturities	342,411	426,327	440,244	450,000	478,000
Total capitalization	$679,822	$749,304	$754,466	$755,156	$768,261
Capitalization ratios
Common shareholder's equity	49.6%	43.1%	41.4%	40.0%	37.4%
Preferred stock	-	-	0.2	0.4	0.4
Long-term debt, including current maturities	50.4	56.9	58.4	59.6	62.2
Total capitalization	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Includes information of Predecessor company for January 1, 2000 through April 7, 2000, the period prior to the acquisition
	as discussed in Note 2.

TEXAS-NEW MEXICO POWER COMPANY
SELECTED OPERATING STATISTICS

	2001	2000	1999	1998	1997

Operating revenues (in thousands):
Residential	$264,704	$231,953	$216,374	$225,870	$211,398
Commercial	210,378	176,635	163,248	164,800	155,539
Industrial	173,885	172,908	147,110	150,883	170,169
Sales for resale (includes power marketing)	12,499	12,350	3,803	11,448	14,019
Other	(9,934)	50,189	45,558	32,891	27,409
Total	$651,532	$644,035	$576,093	$585,892	$578,534

Sales (MWH):
Residential	2,555,472	2,582,081	2,420,512	2,439,478	2,251,119
Commercial	2,089,978	2,069,046	1,921,614	1,883,422	1,772,591
Industrial	4,166,178	4,610,059	4,799,146	4,981,773	5,523,907
Sales for resale (includes power marketing)	291,958	281,017	121,077	428,884	498,038
Other	99,884	101,563	106,814	109,867	104,514
Total	9,203,470	9,643,766	9,369,163	9,843,424	10,150,169

Number of customers (at year end):
Residential	205,712	202,759	199,617	197,155	192,005
Commercial	33,654	34,345	33,127	30,884	30,289
Industrial	117	116	116	138	139
Sales for resale (includes power marketing)	-	16	8	17	17
Other	802	788	799	226	221
Total	240,285	238,024	233,667	228,420	222,671

Revenue statistics:
Average annual use per residential
customer (KWH)	12,451	12,805	12,130	12,491	11,835
Average annual revenue per residential
customer (dollars)	1,290	1,150	1,084	1,157	1,111
Average revenue per KWH sold
per residential customer (cents)	10.36	8.98	8.94	9.26	9.39
Average revenue per KWH sold
total sales (cents)	7.08	6.68	6.15	5.95	5.70

Net generation and purchases (MWH):
Generated	2,349,380	2,215,236	1,912,673	2,062,958	2,089,448
Purchased	7,145,034	7,686,302	7,716,856	8,256,857	8,443,990
Total	9,494,414	9,901,538	9,629,529	10,319,815	10,533,438

Average cost per KWH purchased (cents)	4.58	4.01	3.18	3.39	3.13

Employees (year-end)	748	830	823	827	811

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SIGNIFICANT EVENTS AND KNOWN TRENDS AFFECTING TNP AND TNMP

Competitive Conditions

   Texas

      Effective January 1, 2002, TNMP separated its Texas utility operations in accordance with the provisions of Senate Bill 7. First Choice, TNMP's affiliated retail electric provider, assumed the activities related to the sale of electricity to retail customers in Texas, while TGC became the unregulated entity performing the generation activities of TNMP. TNMP continues to operate its regulated transmission and distribution business in Texas.

      First Choice Operations. First Choice must offer former TNMP customers whose loads are less than 1 megawatt a regulated price, commonly called the "price-to-beat," that is six percent lower than the rate in effect on January 1, 1999, adjusted for changes in fuel prices. As of January 1, 2002, First Choice is offering former TNMP customers electricity at rates that range from 18 percent to 23 percent lower, depending on rate class, than the rates TNMP charged at the end of 2001, primarily due to changes in the price-to-beat fuel factor. The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer former TNMP customers any other rate before the loss of 40 percent of its price-to-beat customers or December 31, 2005, whichever occurs first.

      First Choice participated in the Texas Retail Pilot Project (Pilot) during the third and fourth quarters of 2001. The Pilot provided all participants in the retail electric market with the opportunity to test systems and processes to be used in the competitive market. Up to five percent of each class of customers (i.e., industrial, commercial and residential) served by investor-owned utilities in Texas were eligible to participate in the Pilot. Less than one percent of TNMP's residential customers participated in the Pilot, while between one and two percent of TNMP's commercial and industrial load participated in the Pilot. Market operations during the Pilot revealed a number of issues that needed to be addressed related to the computer systems infrastructure of ERCOT, the independent system operator that supports the competitive market. ERCOT continues to address the issues identified during the Pilot. The PUCT and a legislative oversight committee evaluated the readiness of the market for full-scale competition in December 2001 and decided to open the market on January 1, 2002.

      First Choice was successful in enrolling customers during the Pilot. As of December 31, 2001, First Choice had gained more commercial and industrial customers and associated load than TNMP had lost. First Choice also enrolled more residential customers than TNMP lost during the Pilot.

      While the Pilot provided valuable information about the processes and systems necessary for operation in a competitive market, its limited scope did not provide clear evidence of First Choice's competitive position as the market moves to full-scale competition. As of late February 2002, First Choice was one of 13 firms certified as retail electric providers competing for residential customers, and one of 23 retail electric providers seeking to serve commercial and industrial customers. First Choice is actively working to acquire customers throughout ERCOT.

      TGC Operations. See Note 4 for a discussion of TNMP's plans to sell TNP One.

      Transmission and Distribution Operations. TNMP is providing transmission and distribution services at regulated rates that the PUCT approved in October 2001. The rates are expected to provide TNMP with $125.6 million in annual revenue. Senate Bill 7 provides for recovery of "stranded costs," the difference between the regulatory value of TNMP's investments in generation assets and purchased power contracts and the market price for energy in a competitive market. Any such stranded costs would be recoverable from TNMP's Texas transmission and distribution customers. The PUCT will conduct a proceeding in 2004 that will quantify and reconcile the amount of recoverable stranded costs, if any. The PUCT will quantify stranded costs using one of the four market-based mechanisms required by Senate Bill 7.

   New Mexico

      In March 2001, the New Mexico legislature passed legislation that delays the effective dates of retail electric competition established in the New Mexico Restructuring Act. Under the new legislation, retail electric competition for residential, school, and small commercial customers will begin on January 1, 2007. Open access for large commercial and industrial customers will begin on January 1, 2008.

Results of Operations

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

  Overall Results

    TNP

      TNP had a consolidated loss applicable to common stock of $7.8 million for the year ended December 31, 2001, as compared to a consolidated loss of $5.9 million for the year ended December 31, 2000. The increased loss was caused primarily by goodwill amortization, interest charges, and preferred dividends resulting from the Merger, partially offset by increased earnings from TNMP, as discussed below.

      TNP had a consolidated loss applicable to common stock of $5.9 million in 2000 as compared to consolidated earnings of $30.2 million in 1999. TNP's reduced earnings reflect goodwill amortization, interest expense, preferred dividends, and one-time charges related to the Merger.

    TNMP

      TNMP's earnings applicable to common stock were $50.9 million in 2001, as compared to $41.9 million in 2000 and $39.5 million in 1999.

      Under Senate Bill 7, TNMP's earnings on its Texas operations during 2001 were capped at a 10.53 percent return on rate base adjusted for discounted rates to industrial customers, which were approximately $2.1 million in 2001. TNMP used Texas earnings in excess of the cap to recover its stranded costs. TNMP recorded pre-tax excess earnings of $1.4 million ($0.9 million after tax) for the year ended December 31, 2001.

      The changes in TNP's and TNMP's earnings for 2001 compared to 2000, and 2000 compared to 1999, are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	2001 v. 2000	2000 v. 1999
Factors affecting TNMP
Changes in base revenues	$ (11.7)	$ 4.7
Texas non-pass-through purchased power expenses	(2.2)	(5.6)
Other operating and maintenance expenses	(1.0)	1.9
Interest charges	13.3	2.6
All other (including income tax effects on the items above)	1.3	(4.3)
Cumulative effect of change in accounting for major maintenance
costs (net of tax)	(1.2)	-
TNMP earnings decrease before charge for recovery
of stranded plant	(1.5)	(0.7)
Charge for recovery of stranded plant (net of tax)	10.5	3.1
TNMP earnings increase	9.0	2.4

Factors affecting TNP
Other operating and maintenance expenses	(0.6)	(2.8)
Depreciation and goodwill amortization	(3.2)	(8.5)
Interest charges	(8.3)	(32.7)
Gain on sale of non-utility property, net of tax	2.4	-
Dividends on preferred stock	(5.8)	(11.0)
All other (including income tax effects on the items above)	4.6	16.5
TNP earnings decrease	(10.9)	(38.5)
Consolidated earnings decrease	$ (1.9)	$ (36.1)

  TNMP Operating Revenues

      The following table summarizes the components of revenues (in thousands).

				Increase (Decrease)
	2001	2000	1999	2001 v. 2000	2000 v. 1999
Operating revenues	$ 651,532	$ 644,035	$ 576,093	$ 7,497	$ 67,942

Pass-through expenses	293,300	274,101	210,850	19,199	63,251

Base revenues	$ 358,232	$ 369,934	$ 365,243	$ (11,702)	$ 4,691

      Pass-through expenses in Texas include fuel and the energy-related portion of purchased power. In New Mexico, pass-through expenses include all purchased power costs. Details of pass-through expenses are discussed under "Results of Operations--Operating Expenses."

      The following table summarizes the components of the changes in base revenues from 2001 to 2000 and from 2000 to 1999 (in thousands).

	Increase (Decrease)
	2001 v. 2000	2000 v. 1999
Weather related	$ (6,279)	$ 13,622
Customer growth	3,203	8,051
Transmission revenue	1,176	2,955
Base rate reductions	(5,177)	(7,887)
Industrial sales	(7,600)	(7,736)
Price/sales mix and other	2,975	(4,314)
Base revenues increase (decrease)	$ (11,702)	$ 4,691

      Base revenues in 2001 decreased $11.7 million, or 3.2 percent, compared to base revenues in 2000. The decrease resulted from lower weather-related sales in the residential class, reduced sales to a significant industrial customer under an economy sales arrangement and the effects of renegotiated contracts with large industrial customers in New Mexico and Texas during 2000. Base rate reductions, discussed below, also contributed to the decrease. These decreases were offset in part by growth in the number of residential and commercial customers, and increased transmission revenues.

      Effective January 1, 2001 and 2000, TNMP implemented base rate reductions of 3 percent and 1 percent for Texas residential and commercial customers, respectively, under the terms of a Declaratory Order issued by the PUCT on December 6, 1999. The effects of those reductions were partially offset by provisions for rate refunds in Texas and New Mexico of $1.9 million that were recorded during the twelve months ended December 31, 2000.

      Transmission revenues increased by $1.2 million in 2001, as compared to 2000. The increase reflects the use of an updated allocation of transmission costs within ERCOT. The PUCT originally adopted the allocation method in 1999 to comply with Senate Bill 7. The PUCT's adoption of the allocation method caused transmission revenue to increase $3.0 million in 2000 as compared to 1999.

      Base revenues increased in 2000 over 1999 by $4.7 million, or 1.3 percent. The increase is attributable to higher weather-related sales in residential and commercial classes, growth in the number of residential and commercial customers, and higher transmission revenues. The increases were partially offset by a rate reduction in Texas as previously discussed, a rate reduction in New Mexico implemented in 2000, reduced sales to industrial customers and a contract renegotiation with a large industrial customer in New Mexico. The renegotiated contract reduced base revenues by approximately $2.0 million annually, and the reduction was retroactive to October 1999.

      The components of GWh sales for 2001 and 2000 are summarized in the following table:

	2001	2000	Variance	%
Residential	2,555	2,582	(27)	(1.0)
Commercial	2,090	2,069	21	1.0
Industrial
Firm	655	550	105	19.1
Economy	3,511	4,060	(549)	(13.5)
Sales for resale	292	281	11	3.9
Other	100	102	(2)	(2.0)
Total GWh Sales	9,203	9,644	(441)	(4.6)

      Sales in 2001 decreased 441 GWhs (or 4.6 percent) as compared to 2000. The decrease resulted primarily from reduced sales to several large industrial customers under economy sales arrangements.

  Operating Expenses

    Factors Affecting TNMP

      TNMP incurred operating expenses of $573.0 million for the year ended December 31, 2001, an increase of $10.4 million over the amount incurred during 2000. The increase reflects higher purchased power and fuel costs, partially offset by reduced charges for recovery of stranded plant.

      TNMP incurred operating expenses of $562.6 million for the year ended December 31, 2000, an increase of $66.9 million over the amount incurred during 1999. The increase reflects higher costs for purchased power and fuel partially offset by lower transmission expenses.

    Purchased Power and Fuel Expenses

      The following table summarizes the components of TNMP's purchased power and fuel expenses (in thousands).

				Increase (Decrease)
	2001	2000	1999	2001 v. 2000	2000 v. 1999
Purchased power and fuel expenses
Pass-through expenses
Purchased power	$ 251,957	$ 235,355	$ 178,548	$ 16,602	$ 56,807
Fuel	41,343	38,746	32,302	2,597	6,444
	293,300	274,101	210,850	19,199	63,251
Non-pass-through expenses
Texas purchased power	75,235	72,857	67,132	2,378	5,725
Fuel	1,322	1,503	1,605	(181)	(102)
	76,557	74,360	68,737	2,197	5,623

Total purchased power and fuel	$ 369,857	$ 348,461	$ 279,587	$ 21,396	$ 68,874

      For the year ended December 31, 2001, purchased power and fuel expenses increased $21.4 million from the level incurred during 2000. Pass-through expenses increased $19.2 million, reflecting higher energy prices in Texas and New Mexico, partially offset by reduced purchases due to lower sales. Non-pass-through expenses increased $2.2 million due to a $2.4 million credit in 2000, resulting from a PUCT order to defer and amortize previously incurred costs.

      In 2000, purchased power and fuel expenses increased $68.9 million from the level incurred in 1999. Pass-through expenses increased $63.3 million, reflecting increased purchases caused by higher sales overall and price increases in Texas and New Mexico. Non-pass-through expenses increased $5.6 million due to higher costs incurred on sales to an industrial customer under a replacement power contract and increased prices for demand purchased power in Texas, partially offset by the $2.4 million deferral resulting from the PUCT order discussed above.

Other Operating and Maintenance Expenses

      Other operating and maintenance expenses increased $1.0 million for the year ended December 31, 2001, compared to 2000. The increase is due primarily to a $3.2 million increase in payments to the system benefit fund that Senate Bill 7 mandated and higher transmission expenses that reflect the use of an updated allocation of transmission costs within ERCOT that the PUCT originally adopted in 1999, as discussed below. Those increases were offset by lower payroll and benefit expenses, reduced factoring costs, and decreased travel-related costs.

      Other operating and maintenance expenses in 2000 decreased $1.9 million from 1999 levels. The decrease is due to reduced transmission expenses caused by a change in the method of allocating transmission costs within ERCOT adopted in 1999 to comply with Senate Bill 7. Higher payroll and medical costs partially offset the decrease.

    Charge for Recovery of Stranded Plant

      Charge for recovery of stranded plant decreased $16.9 million before tax in 2001 compared to 2000. As noted in "Overall Results," TNMP's earnings during 2001 in Texas were capped at a 10.53 percent return on rate base. The decrease reflects reductions in TNMP's earnings before the charge for recovery of stranded plant during 2001 due primarily to reductions in base revenues, as shown in the "TNMP Operating Revenue" section, above, as well as higher allowed earnings caused by decreased interest costs and reduced debt levels.

      Charge for recovery of stranded plant was $18.3 million for the year ended December 31, 2000, which was a decrease of $5.1 million as compared to 1999. During 2000, TNMP reduced its overall cost of debt, thereby increasing the allowed return on equity used in calculating excess earnings. This increase in allowed equity return is primarily responsible for the decreases in charges for recovery of stranded plant. The decrease also reflects adjustments to 1998 and 1999 excess earnings.

    Interest Charges

      Interest charges decreased $13.3 million for the year ended December 31, 2001, compared to 2000. During 2001, the composite interest rate on TNMP's credit facility ($325 Million Credit Facility) was significantly lower than the rates on the first mortgage bonds, secured debentures, and credit facilities outstanding during 2000. Reduced debt levels also contributed to the decrease in interest charges.

      Interest charges decreased $2.6 million for the year ended December 31, 2000, compared to 1999, due to lower interest rates on credit facilities, including the $325 Million Credit Facility discussed above, used to refinance TNMP debt and lower debt balances.

    Cumulative Effect of Change in Accounting

      As discussed in Note 2 and "Other Matters," TNMP began charging the costs of major maintenance to expense as incurred effective January 1, 2001, and wrote off the balance of previously deferred major maintenance costs. The change resulted in a pre-tax charge of $1.9 million ($1.2 million after tax).

  Factors Affecting TNP

    Other Operating and Maintenance Expenses

      Other operating expenses for the year ended December 31, 2001, increased $0.6 million compared to 2000. The increase resulted from the operations of First Choice, which began March 1, 2001, partially offset by a one-time charge of $5.6 million for severance and retirement benefits due to the change in control resulting from the Merger that was recorded in the first quarter of 2000.

      Other operating expenses for 2000 increased $2.8 million compared to 1999. This increase is primarily due to the one-time charge related to the Merger, as discussed above. The increase was partially offset by a reduction in ongoing activity following the closing of the Merger.

    Depreciation and Amortization

      Depreciation and amortization expenses for the year ended December 31, 2001, increased $3.2 million, as compared to 2000. Beginning in the second quarter of 2000, TNP began amortizing goodwill associated with the Merger. Goodwill amortization was $11.6 million and $8.5 million for the years ended December 31, 2001 and 2000, respectively.

    Interest Charges

      Interest charges for the year ended December 31, 2001, increased $8.3 million compared to 2000. The increase occurred because the debt that TNP issued in April 2000 to finance the Merger was outstanding during all of 2001. Reductions in the variable rates on TNP's $185 million senior credit facility (Senior Credit Facility), described in Note 7, partially offset the increase.

      TNP incurred interest expense of $33.4 million for the year ended December 31, 2000, on the debt issued in connection with the Merger. That amount was $32.7 million higher than the pre-merger interest expense incurred in 1999.

    Other Income and Deductions

      In December 2001, TNP sold non-utility property to a third party. TNP received $4.0 million in cash and recorded a pre-tax gain on the sale of $3.8 million ($2.4 million after tax).

    Dividends on Preferred Stock

      Dividends on preferred stock were $16.8 million for the year ended December 31, 2001; an increase of $5.8 million over preferred dividends for the year ended December 31, 2000. The increase reflects the issuance of preferred stock to finance the Merger and the payment of dividends on the preferred stock through the issuance of additional shares of preferred stock. Dividends on preferred stock were $11.0 million in 2000.

Liquidity and Capital Resources

  TNMP Liquidity

      The main sources of liquidity for TNMP are cash flow from operations, borrowings from its $325 Million Credit Facility and borrowings from First Choice. TNMP's cash flow from operations in 2001 of $153.5 million was $63.1 million higher than cash flow from operations in 2000 due to higher receipts from customers, resulting from increases in TNMP's fuel factor in Texas, and lower interest payments. The increase was partially offset by higher payments for fuel and purchased power costs and higher income tax payments. TNMP's cash flow from operations in 2000 of $90.4 million was $13.6 million higher than cash flow from operations in 1999 due primarily to higher receipts from customers and lower income tax payments partially offset by higher payments for fuel, purchased power, and interest.

      In August 2001, the total borrowing capacity under TNMP's $325 Million Credit Facility established in October 2000 was increased from $315 million to $325 million, and First Choice was authorized to borrow under the credit facility. First Choice can borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. This guarantee required prior approval by the NMPRC, which TNMP received in August 2001. The NMPRC limited TNMP's guarantee, and, therefore, First Choice's borrowings and issuances of letters of credit, to $75 million. In December 2001, the NMPRC granted TNMP's request to utilize a portion of the $75 million guarantee to guarantee First Choice's performance under the power supply agreement with Constellation described in "Sources and Cost of Energy" and Note 9. As of December 31, 2001, TNMP had guaranteed First Choice's performance under the Constellation agreement for up to $25 million, thereby limiting the total borrowing capacity of First Choice under the credit facility to $50 million.

      As of December 31, 2001, TNMP and First Choice had the combined ability to borrow an additional $151 million under the credit facility, subject to compliance with covenants in this facility as well as covenants in TNP's Senior Credit Facility. Of the $151 million, First Choice had the ability to borrow or issue letters of credit in the amount of $44 million.

      In March 2002, both the TNP and TNMP Credit Facilities were amended to allow inter-company loans to be made between TNMP and First Choice. This allows a company that has excess cash to lend funds to the other company that may have outstanding bank debt, which could then be repaid. This gives TNMP and First Choice the same financial flexibility to manage their outstanding debt and cash investments as they had jointly prior to the disaggregation.

      Under the power supply agreement with Constellation, First Choice is required to provide additional credit support if, at any time, Constellation's credit exposure to First Choice exceeds the $25 million TNMP guarantee. Currently, First Choice is providing this additional credit support to Constellation with a letter of credit issued under the $325 Million Credit Facility. As of December 31, 2001, First Choice had no letters of credit outstanding. However, during the first quarter of 2002, Constellation requested, and First Choice provided, letters of credit in the amount of $20 million. The issuance of these letters of credit reduced First Choice's remaining borrowing capacity under the credit facility to $30 million. However, if First Choice were to have an investment grade credit rating, the TNMP $25 million guarantee of the Constellation power supply agreement would no longer be required. First Choice has recently requested an assigned credit rating from Standard & Poor's and Moody's Investors Service. In March 2002, Standard & Poor's assigned a Corporate Credit Rating of BBB- to First Choice.

      TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and periodic borrowings under the $325 Million Credit Facility should be sufficient to meet working capital requirements at least through the expiration of the credit facility in October 2003. First Choice's ability to continue to grow its operations is contingent upon the availability of adequate credit capacity. A significant decline in the market price of natural gas and/or electricity, or a continuation of First Choice's recent success in acquiring new customers, absent the availability of additional credit resources, could limit First Choice's ability to provide additional credit support to Constellation. Potential additional credit resources for First Choice other than the existing $325 Million Credit Facility include, but are not limited to, additional cash investments by TNP, subject to compliance with covenants in TNP's Senior Credit Facility, and execution of a receivables securitization arrangement whereby First Choice would sell its receivables to a third party. Such an arrangement is discussed in Note 1.

  TNP Liquidity

      TNP's main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement. TNP's senior secured credit facility (Senior Credit Facility) includes a $25 million revolving credit facility that may be used to provide working capital and meet other requirements. The revolving credit facility was put in place at the time of the Merger. As of December 31, 2001, TNP had no borrowings against the revolving credit facility, and the entire $25 million was available to TNP, subject to compliance with covenants in this facility.

      Cash dividends from TNMP to TNP are limited by restrictions included in TNMP's bank agreement. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP's ability to pay cash dividends to TNP. For the years ended December 31, 2001 and 2000, TNMP paid dividends to TNP of $35.0 million and $27.5 million, respectively.

      For the years ended December 31, 2001 and 2000, TNMP made tax sharing payments to TNP of $ 13.4 million and $10.1 million, respectively.

      For the year ended December 31, 2001, TNP's cash flow from operations was $51.6 million higher than in 2000 due to TNMP's higher cash flow from operations as discussed above, offset by interest payments on the debt issued to finance the Merger. During 2000, TNP's cash flow from operations was $9.4 million lower than in 1999 due to interest payments on debt to finance the Merger, partially offset by TNMP's increased cash flow described above.

      Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP's working capital requirements at least through the scheduled expiration of TNP's revolving credit facility in April 2003.

  TNMP Capital Resources

      During 2001, TNMP reduced debt levels, resulting in improvement of its capital ratios. As of December 31, 2001, TNMP's common equity and long-term debt ratios were 49.6 percent and 50.4 percent, respectively, compared to common equity and long-term debt ratios of 43.1 percent and 56.9 percent as of December 31, 2000, respectively.

      TNMP's capital requirements through 2006 are projected to be as follows (amounts in millions):

	2002	2003	2004	2005	2006
$325 Million Credit Facility maturity -TNMP (see Note 7)	$ -	$ 168.0	$ -	$ -	$ -
TNMP Capital expenditures	46.5	45.2	42.7	39.7	39.7
Total capital requirements	$ 46.5	$ 213.2	$ 42.7	$ 39.7	$ 39.7

  TNP Capital Resources

      As of December 31, 2001, TNP's common equity, preferred equity and long-term debt ratios were 8.0 percent, 12.4 percent and 79.6 percent, respectively, compared to common equity, preferred equity and long-term debt ratios of 8.3 percent, 9.9 percent and 81.8 percent as of December 31, 2000, respectively. The changes in capital ratios reflect the issuance of additional shares of preferred stock in payment of dividends and reduced borrowings under the Senior Credit Facility and the $325 Million Credit Facility.

      TNP's capital requirements through 2006 are projected to be as follows (amounts in millions):

	2002	2003	2004	2005	2006
$185 Million Senior Credit Facility maturities (see Note 7)	$ 1.6	$ 1.6	$ 1.6	$ 76.8	$ 75.6
$325 Million Credit Facility maturity - First Choice (see Note 7)	-	6.0	-	-	-
First Choice capital expenditures	0.4	0.3	0.3	0.3	0.3
Total capital requirements	$ 2.0	$ 7.9	$ 1.9	$ 77.1	$ 75.9

Other Matters

   Changes in Accounting Standards

      Accounting for Derivatives. TNP and TNMP adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as extended and amended, effective January 1, 2001. The initial adoption of SFAS 133 had no impact on the financial position, results of operations or cash flows of TNP and TNMP.

      Ongoing implementation issues being addressed by the Derivatives Implementation Group (DIG) may affect the application of SFAS 133. In the normal course of business, TNMP enters into commodity contracts, which include "swing" components for additional purchases or sales of electricity, in order to meet customer requirements. In December 2001, the FASB defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133. Based on the FASB's guidance, TNMP's management has determined that its contracts for electricity qualify for the normal purchases and normal sales exception. Accordingly, TNMP does not account for its electricity contracts as derivatives.

      Change in Accounting for Major Maintenance Costs. Effective January 1, 2001, TNP and TNMP began charging the costs of major maintenance projects to expense as incurred, and wrote off the balance of previously deferred major maintenance costs. Prior to January 1, 2001, TNP and TNMP had deferred the costs of major maintenance projects and amortized those costs to expense over periods ranging from three to seven years. TNP and TNMP believe that expensing major maintenance costs is preferable to deferring those costs because those costs do not result in the acquisition or replacement of units of property.

      The change in accounting for major maintenance costs reduced pre-tax net income for the year ended December 31, 2001, by $1.9 million ($1.2 million after tax). Had this new accounting method been in effect during prior periods, income before the cumulative effect of the change in accounting would not have been materially different from that shown in the accompanying consolidated statements of income.

      Accounting for Goodwill and Other Intangible Assets. In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which TNP adopted on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. TNP stopped amortizing goodwill recorded as a result of the Merger upon adoption of SFAS 142. For the years ended December 31, 2001 and 2000, goodwill amortization was $11.6 million and $8.5 million, respectively. In conjunction with the adoption of SFAS 142, TNP has tested the goodwill related to the Merger for impairment and concluded that the fair value of the goodwill exceeded its carrying value. Accordingly, TNP made no adjustment to goodwill upon the adoption of SFAS 142. TNP will test the goodwill for impairment on an annual basis, or more frequently if certain circumstances require. As of December 31, 2001, the balance of goodwill resulting from the Merger was $270.3 million, net of accumulated amortization of $20.1 million.

      Accounting for Asset Retirement Obligations. In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for TNP and TNMP on January 1, 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. As discussed in Note 4, TNMP has decided to sell TNP One, its sole generating facility. Following the proposed sale, neither TNP nor TNMP expect to have significant asset retirement obligations that would be subject to the provisions of SFAS 143.

      Accounting for the Impairment or Disposal of Long-Lived Assets. TNP and TNMP adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," during the fourth quarter of 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 requires entities to measure long-lived assets held for sale at the lower of the asset's carrying amount or fair value less cost to sell and to cease depreciation. The statement also resolved a number of implementation issues related to long-lived assets held for sale. Details regarding the adoption of SFAS 144 can be found in Note 4.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      TNP's and TNMP's involvement in the trading of market risk sensitive instruments is minimal and does not have a material impact to either company's financial condition or results of operations. As discussed in Note 1, First Choice assumed the energy supply activities of TNMP in Texas on January 1, 2002. The competitive market created under the provisions of Senate Bill 7 contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat to recognize changes in natural gas prices. As a result, changes in the market prices of fuel and purchased power will affect First Choice's operating results. To manage this risk, First Choice has structured its energy supply contract with Constellation so that First Choice may allow its power costs to vary with market rates, or it may convert the contract pricing to fixed rates to take advantage of favorable market conditions and to minimize the risk of market volatility.

      For customers subject to the price-to-beat, First Choice purchases supply from Constellation at prices that vary according to the level of monthly natural gas prices, although, as discussed above, it has the ability to purchase supply at fixed prices. Currently, First Choice has purchased supply for price-to-beat customers at fixed prices through September 2002. After that time, First Choice's purchases from Constellation would revert to market-based pricing, absent further action by First Choice to obtain supply from Constellation at fixed prices.

      For customers not subject to the price-to-beat, First Choice attempts, for large customers, to secure supplies at fixed prices for the entire term of the customer's contract as soon as the customer signs a contract. For smaller customers, First Choice secures blocks of fixed priced power based on its forecasts of those smaller customers' demand.

      TNP and TNMP manage their exposure to interest rate risk through the proportion of fixed rate debt to variable rate debt in their total debt portfolio. To manage this mix, TNP or TNMP may enter into interest rate hedges that allow interest rates on variable rate debt to move only within specified floor and ceiling levels. TNP's ratio of fixed rate debt to total debt was 58 percent and 52 percent at December 31, 2001 and 2000, respectively. TNMP's ratio of fixed rate debt to total debt was 51 percent and 41 percent at December 31, 2001 and 2000, respectively. The changes in the ratios reflect reduced borrowings under TNP's variable rate Senior Credit Facility, and, in particular, TNMP's variable rate $325 Million Credit Facility. Neither TNP nor TNMP had interest rate hedges outstanding at December 31, 2001.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors of TNP Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of TNP Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income (loss), cash flows and common shareholder's equity for the year ended December 31, 2001, the nine-month period ended December 31, 2000, and the three-month period ended March 31, 2000 (Predecessor Company Operations). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Enterprises, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, the nine-month period ended December 31, 2000 and the three-month period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for major maintenance costs.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 18, 2002

INDEPENDENT AUDITORS' REPORT

To the Shareholder and Board of Directors of Texas-New Mexico Power Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Texas-New Mexico Power Company and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, cash flows and common shareholder's equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for major maintenance costs.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 18, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of TNP Enterprises, Inc.:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of TNP Enterprises, Inc. (a Texas corporation) (the "Company") as of December 31, 1999, and the related consolidated statements of income, common shareholders' equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Fort Worth, Texas
February 16, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholder and Board of Directors of Texas-New Mexico Power Company:

We have audited the accompanying consolidated balance sheet and consolidated statement of capitalization of Texas-New Mexico Power Company (a Texas corporation) (the "Company") as of December 31, 1999, and the related consolidated statements of income, common shareholder's equity and cash flows for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those Standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999, and the results of its operations and its cash flows for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Fort Worth, Texas
February 16, 2000

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

			Predecessor
	Year Ended	Nine Months Ended	Three Months Ended	Year Ended
	December 31, 2001	December 31, 2000	March 31, 2000	December 31, 1999
	(In thousands)

OPERATING REVENUES	$ 658,914	$ 519,509	$ 124,526	$ 576,150

OPERATING EXPENSES:
Purchased power and fuel	374,827	288,911	59,550	279,587
Other operating and maintenance	110,003	78,091	29,398	106,634
Depreciation and amortization	54,086	39,646	10,230	39,295
Charge for recovery of stranded plant	1,377	16,677	1,629	23,376
Taxes other than income taxes	35,243	27,680	7,941	33,746
Income taxes	7,667	5,100	1,745	19,120
Total operating expenses	583,203	456,105	110,493	501,758

NET OPERATING INCOME	75,711	63,404	14,033	74,392

OTHER INCOME (LOSS):
Other income and deductions, net	5,027	1,655	465	(2,348)
Income taxes	(1,742)	(482)	(131)	1,866
Other income (loss), net of taxes	3,285	1,173	334	(482)

INCOME BEFORE INTEREST CHARGES	78,996	64,577	14,367	73,910
INTEREST CHARGES:
Interest on long-term debt	63,998	57,744	9,626	38,538
Other interest and amortization of debt-related costs	4,838	5,625	888	5,205
Total interest charges	68,836	63,369	10,514	43,743

INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING	10,160	1,208	3,853	30,167
Cumulative effect of change in accounting for major maintenance costs, net of taxes	(1,170)	-	-	-

NET INCOME	8,990	1,208	3,853	30,167
Dividends on preferred stock and other	16,799	10,987	5	(19)

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ (7,809)	$ (9,779)	$ 3,848	$ 30,186

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Predecessor
		Nine	Three
	Year Ended	Months Ended	Months Ended	Year Ended
	December 31, 2001	December 31, 2000	March 31, 2000	December 31, 1999
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 697,385	$ 478,000	$ 102,091	$ 532,237
Purchased power and fuel costs paid	(377,832)	(269,199)	(63,613)	(291,384)
Cash paid for payroll and to other suppliers	(91,337)	(62,956)	(24,234)	(89,455)
Interest paid, net of amounts capitalized	(65,507)	(47,195)	(14,690)	(35,527)
Income taxes paid	(11,963)	(3,944)	5,500	(7,527)
Other taxes paid	(34,043)	(17,791)	(17,089)	(34,140)
Other operating cash receipts and payments, net	27	113	147	353

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	116,730	77,028	(11,888)	74,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Merger costs, net of cash acquired	-	(605,346)	-	-
Additions to utility plant	(35,913)	(34,088)	(9,200)	(41,144)
Other investing activities	(912)	702	-	100
Withdrawals from escrow account	-	-	-	1,902

NET CASH USED IN INVESTING ACTIVITIES	(36,825)	(638,732)	(9,200)	(39,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	-	(1,844)	(3,926)	(15,640)
Borrowings from (repayments to) revolving credit facilities - net:	-	-	-	-
TNMP / FCP $325 million facility	(78,000)	252,000	-	-
TNP 1998 facility	-	-	-	(9,000)
TNMP 1996 facility	-	(47,000)	21,000	(54,000)
Other	5,839	-	-	-
Issuances:
TNP senior subordinated notes	-	275,000	-	-
TNP term loan	-	160,000	-	-
TNMP senior notes, net of discount	-	-	-	174,164
TNP preferred stock, net of discount	-	99,000	-	-
TNP common stock	-	100,000	1,202	4,167
Financing costs	(109)	(24,608)	-	(1,588)
Redemptions:				-
TNMP first mortgage bonds	-	(100,000)	-	-
TNMP secured debentures	-	(140,000)	-	(130,000)
TNP term loan	(1,600)	(1,200)	-	-
TNMP preferred stock, net of gain	-	(1,534)	(117)	(1,278)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(73,870)	569,814	18,159	(33,175)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,035	8,110	(2,929)	2,240
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,110	-	14,456	12,216
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 14,145	$ 8,110	$ 11,527	$ 14,456

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$ 8,990	$ 1,208	$ 3,853	$ 30,167
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	1,170	-	-	-
Depreciation and amortization	54,086	39,646	10,230	39,295
Charge for recovery of stranded plant	1,377	16,677	1,629	23,376
Purchased power settlement adjustment	-	-	(2,425)	-
Amortization of debt-related costs and other deferred charges	4,174	5,735	957	8,044
Allowance for funds used during construction	(268)	(355)	(82)	(933)
Deferred income taxes	(5,168)	3,398	2,541	6,535
Investment tax credits	(769)	(1,066)	(401)	2,205
Deferred purchased power and fuel costs	37,376	(14,894)	(2,233)	(20,425)

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	12,121	(12,253)	(1,021)	(2,429)
Accounts payable	(5,071)	21,112	(2,740)	(7,711)
Accrued interest	(713)	11,122	(4,990)	3,400
Accrued taxes	5,992	9,016	(3,825)	(1,472)
Reserve for customer refund	(2,555)	1,035	838	(10,289)
Changes in other current assets and liabilities	9,773	1,407	(14,601)	11,291
Clear Lake settlement payment	-	-	-	(8,000)
Other, net	(3,785)	(4,760)	382	1,503

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ 116,730	$ 77,028	$ (11,888)	$ 74,557

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31,

	2001	2000
	(In thousands)
ASSETS

UTILITY PLANT:
Electric plant	$ 538,025	$ 818,247
Construction work in progress	3,147	1,508
Total	541,172	819,755
Less accumulated depreciation	46,821	27,566
Net utility plant	494,351	792,189

OTHER PROPERTY AND INVESTMENTS, at cost	3,763	3,636

CURRENT ASSETS:
Cash and cash equivalents	14,145	8,110
Accounts receivable	9,537	21,658
Inventories, at lower of average cost or market:
Fuel	-	406
Materials and supplies	1,109	3,990
Deferred purchased power and fuel costs	1,852	1,977
Accumulated deferred income taxes	1,622	-
Assets held for sale	103,500	-
Other current assets	651	695
Total current assets	132,416	36,836

LONG-TERM AND OTHER ASSETS:
Goodwill	270,256	281,870
Recoverable stranded costs	311,944	116,426
Deferred purchased power and fuel costs	-	37,251
Deferred charges	51,827	57,092
Total long-term and other assets	634,027	492,639
	$1,264,557	$1,325,300

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholder's equity:
Common stock, no par value per share
Authorized 1,000,000 shares; issued 100 shares	$ 100,000	$ 100,000
Accumulated deficit	(21,189)	(13,380)
Total common shareholders' equity	78,811	86,620

Redeemable cumulative preferred stock	121,191	104,393
Long-term debt, less current maturities	779,011	858,527
Total capitalization	979,013	1,049,540

CURRENT LIABILITIES:
Current maturities of long-term debt	1,600	1,600
Accounts payable	33,601	38,672
Accrued interest	13,839	14,552
Accrued taxes	24,001	18,009
Customers' deposits	5,780	3,945
Accumulated deferred income taxes	-	13,427
Other current liabilities	23,518	18,417
Total current liabilities	102,339	108,622

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	10,665	-
Regulatory tax liabilities	-	6,371
Accumulated deferred income taxes	113,748	98,353
Accumulated deferred investment tax credits	20,792	22,377
Deferred credits	38,000	40,037
Total long-term and other liabilities	183,205	167,138

COMMITMENTS AND CONTINGENCIES (Note 9)
	$1,264,557	$1,325,300

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31,

				2001	2000
				(In thousands)
COMMON SHAREHOLDER'S EQUITY
Common stock with no par value per share
Authorized shares - 1,000,000
Outstanding shares - 100				$100,000	$100,000
Accumulated deficit				(21,189)	(13,380)
Total common shareholder's equity				78,811	86,620

PREFERRED STOCK
Senior Redeemable cumulative preferred stock of TNP with no par value
Authorized shares - 2,000,000

Redemption
price at TNP's		Outstanding shares
option		2001	2000
Senior redeemable including accrued dividends
14.50%	$ 1,145.00	120,863	105,075	121,191	104,393
Total redeemable cumulative preferred stock				121,191	104,393

LONG-TERM DEBT
SENIOR NOTES
TNP 10.25% due 2010				275,000	275,000
TNMP 6.25% due 2009				175,000	175,000
TNMP unamortized discount				(589)	(673)

REVOLVING CREDIT FACILITY
TNMP/First Choice $325 million facility				174,000	252,000

TERM LOAN
TNP variable rate due 2006				157,200	158,800
Total long-term debt				780,611	860,127
Less current maturities				(1,600)	(1,600)
Total long-term debt, less current maturities				779,011	858,527

TOTAL CAPITALIZATION				$979,013	$1,049,540

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shareholders' Equity
	Common Stock		Other paid-	Retained
	Shares	Amount	in-capital	Earnings	Total
	(Dollars in thousands)
PREDECESSOR
YEAR ENDED DECEMBER 31, 1999
Balance at January 1, 1999	13,293,996	$ 192,518	$ -	$ 115,776	$ 308,294
Net income	-	-	-	30,167	30,167
Dividends on preferred stock	-	-	-	(99)	(99)
Dividends on comnmon stock - $1.16 per share	-	-	-	(15,537)	(15,537)
Sale of common stock	122,560	4,167	-	-	4,167
Gain on retirement of preferred stock	-	-	-	118	118
Balance at December 31, 1999	13,416,556	196,685	-	130,425	327,110

THREE MONTHS ENDED MARCH 31, 2000
Net income	-	-	-	3,853	3,853
Dividends on preferred stock	-	-	-	(18)	(18)
Dividends on common stock - $0.29 per share	-	-	-	(3,908)	(3,908)
Sale of common stock	28,938	1,202	-	-	1,202
Gain on retirement of preferred stock	-	-	-	13	13
Balance at March 31, 2000	13,445,494	197,887	-	130,365	328,252

SUCCESSOR
Acquisition of predecessor (Note 2)	(13,445,494)	(197,887)	-	(130,365)	(328,252)

NINE MONTHS ENDED DECEMBER 31, 2000
Net income	-	-	-	1,208	1,208
Dividends on preferred stock	-	-	-	(10,725)	(10,725)
Issuance of common stock	100	100,000	-	-	100,000
Capital contribution from SW Acquisition	-	-	3,754	-	3,754
Preferred stock issuance costs	-	-	(3,754)	(3,601)	(7,355)
Preferred stock discount and accretion	-	-	-	(262)	(262)
Balance at December 31, 2000	100	100,000	-	(13,380)	86,620

YEAR ENDED DECEMBER 31, 2001
Net income	-	-	-	8,990	8,990
Dividends on preferred stock	-	-	-	(16,361)	(16,361)
Preferred stock discount and accretion	-	-	-	(438)	(438)
Balance at December 31, 2001	100	$ 100,000	$ -	$ (21,189)	$ 78,811

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31,

	2001	2000	1999
	(In thousands)

OPERATING REVENUES	$ 651,532	$ 644,035	$ 576,093

OPERATING EXPENSES:
Purchased power and fuel	369,857	348,461	279,587
Other operating and maintenance	98,472	97,466	99,390
Depreciation of utility plant	42,350	41,353	39,295
Charge for recovery of stranded plant	1,377	18,306	23,376
Taxes other than income taxes	34,659	34,615	33,296
Income taxes	26,256	22,375	20,799
Total operating expenses	572,971	562,576	495,743

NET OPERATING INCOME	78,561	81,459	80,350

OTHER INCOME:
Other income and deductions, net	1,116	1,626	1,940
Income taxes	(370)	(606)	277
Other income, net of taxes	746	1,020	2,217

INCOME BEFORE INTEREST CHARGES	79,307	82,479	82,567

INTEREST CHARGES:
Interest on long-term debt	24,001	35,231	37,919
Other interest and amortization of debt-related costs	3,172	5,291	5,205
Total interest charges	27,173	40,522	43,124

INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING	52,134	41,957	39,443
Cumulative effect of change in accounting for
major maintenance costs, net of taxes	(1,170)	-	-

NET INCOME	50,964	41,957	39,443
Dividends on preferred stock and other	-	38	(19)

INCOME APPLICABLE TO COMMON STOCK	$ 50,964	$ 41,919	$ 39,462

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31,

	2001	2000	1999
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$693,656	$578,345	$528,552
Purchased power and fuel costs paid	(373,838)	(332,812)	(291,384)
Cash paid for payroll and to other suppliers	(81,761)	(75,141)	(74,372)
Interest paid, net of amounts capitalized	(26,192)	(37,345)	(34,924)
Income taxes paid	(24,548)	(8,468)	(17,592)
Other taxes paid	(33,700)	(33,933)	(33,540)
Other operating cash receipts and payments, net	(142)	(238)	100

NET CASH PROVIDED BY OPERATING ACTIVITIES	153,475	90,408	76,840

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(39,089)	(43,251)	(40,911)
Withdrawals from escrow account	-	-	1,902
Other investing activities	(127)	102	-

CASH FLOWS USED IN INVESTING ACTIVITIES	(39,216)	(43,149)	(39,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	(35,000)	(27,554)	(29,102)
Borrowings from (repayments to) revolving credit facilities - net:
$325 million facility	(84,000)	252,000	-
1996 facility	-	(26,000)	(54,000)
Other	5,839	-	-
Issuances:
Senior notes, net of discount	-	-	174,164
Deferred expenses associated with financings	1,923	(5,443)	(1,590)
Redemptions:
First mortgage bonds	-	(100,000)	-
Secured debentures	-	(140,000)	(130,000)
Preferred stock, net of gain	-	(1,651)	(1,278)

NET CASH USED IN FINANCING ACTIVITIES	(111,238)	(48,648)	(41,806)

NET CHANGE IN CASH AND CASH EQUIVALENTS	3,021	(1,389)	(3,975)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	2,613	4,002	7,977
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 5,634	$ 2,613	$ 4,002

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$ 50,964	$ 41,957	$ 39,443
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	1,170	-	-
Depreciation of utility plant	42,350	41,353	39,295
Charge for recovery of stranded plant	1,377	18,306	23,376
Purchased power settlement adjustment	-	(2,425)	-
Amortization of debt-related costs and other deferred charges	2,506	5,470	8,044
Allowance for funds used during construction	(268)	(437)	(933)
Deferred income taxes	3,221	10,083	6,716
Investment tax credits	(1,585)	(1,601)	2,149
Deferred purchased power and fuel costs	37,376	(17,127)	(20,425)

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	15,780	(15,021)	(5,424)
Accounts payable	(6,374)	18,252	(6,814)
Accrued interest	(1,394)	(1,468)	3,384
Accrued taxes	1,030	6,994	(6,260)
Reserve for customer refund	(2,555)	1,873	(10,289)
Changes in other current assets and liabilities	10,170	(13,084)	15,688
Clear Lake settlement payment	-	-	(8,000)
Other, net	(293)	(2,717)	(3,110)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$ 153,475	$ 90,408	$ 76,840

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS
December 31,

	2001	2000
	(In thousands)
ASSETS

UTILITY PLANT:
Electric plant	$757,230	$1,326,296
Construction work in progress	3,147	1,508
Total	760,377	1,327,804
Less accumulated depreciation	266,728	415,816
Net utility plant	493,649	911,988

OTHER PROPERTY AND INVESTMENTS, at cost	334	206

CURRENT ASSETS:
Cash and cash equivalents	5,634	2,613
Accounts receivable	5,588	21,368
Inventories, at lower of average cost or market:
Fuel	-	406
Materials and supplies	1,109	3,990
Deferred purchased power and fuel costs	1,852	1,977
Accumulated deferred income taxes	1,570	-
Assets held for sale	103,500	-
Other current assets	520	641
Total current assets	119,773	30,995

LONG-TERM AND OTHER ASSETS:
Recoverable stranded costs	311,944	-
Deferred purchased power and fuel costs	-	37,251
Deferred charges	15,099	18,057
Total long-term and other assets	327,043	55,308
	$ 940,799	$ 998,497

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
Common shareholder's equity:
Common stock, $10 par value per share
Authorized 12,000,000 shares; issued 10,705 shares	$ 107	$ 107
Capital in excess of par value	222,149	222,149
Retained earnings	115,685	100,721
Accumulated other comprehensive loss	(530)	-
Total common shareholder's equity	337,411	322,977
Long-term debt	342,411	426,327
Total capitalization	679,822	749,304

CURRENT LIABILITIES:
Accounts payable	31,952	38,326
Accrued interest	5,526	6,920
Accrued taxes	22,213	21,183
Customers' deposits	5,776	3,945
Accumulated deferred income taxes	-	13,767
Other current liabilities	28,310	21,599
Total current liabilities	93,777	105,740

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	10,665	-
Regulatory tax liabilities	-	6,371
Accumulated deferred income taxes	124,889	100,177
Accumulated deferred investment tax credits	20,792	22,377
Deferred credits	10,854	14,528
Total long-term and other liabilities	167,200	143,453

COMMITMENTS AND CONTINGENCIES (Note 9)
	$ 940,799	$ 998,497

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CAPITALIZATION
December 31,

	2001	2000
	(In thousands)
COMMON SHAREHOLDER'S EQUITY
Common stock, $10 par value per share
Authorized shares - 12,000,000
Outstanding shares - 10,705	$ 107	$ 107
Capital in excess of par value	222,149	222,149
Retained earnings	115,685	100,721
Accumulated other comprehensive loss	(530)	-
Total common shareholder's equity	337,411	322,977

LONG-TERM DEBT
SENIOR NOTES
6.25% due 2009	175,000	175,000
Unamortized discount	(589)	(673)

REVOLVING CREDIT FACILITY
$325 million facility	168,000	252,000
Total long-term debt	342,411	426,327

TOTAL CAPITALIZATION	$ 679,822	$ 749,304

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Shareholder's Equity
					Accumulated
			Capital in		Other
	Common Stock		Excess of	Retained	Comprehensive
	Shares	Amount	Par Value	Earnings	Loss	Total
	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 1999
Balance at January 1, 1999	10,705	$ 107	$ 222,149	$ 79,840	$ -	$ 302,096
Net income	-	-	-	39,443	-	39,443
Dividends on preferred stock	-	-	-	(99)	-	(99)
Dividends on common stock	-	-	-	(29,000)	-	(29,000)
Gain on retirement of preferred stock	-	-	-	118	-	118
Balance at December 31, 1999	10,705	107	222,149	90,302	-	312,558

YEAR ENDED DECEMBER 31, 2000
Net income	-	-	-	41,957	-	41,957
Dividends on preferred stock	-	-	-	(51)	-	(51)
Dividends on common stock	-	-	-	(31,500)	-	(31,500)
Gain on retirement of preferred stock	-	-	-	13	-	13
Balance at December 31, 2000	10,705	107	222,149	100,721	-	322,977

YEAR ENDED DECEMBER 31, 2001
Net income	-	-	-	50,964	-	50,964
Dividends on common stock	-	-	-	(36,000)	-	(36,000)
Minimum pension liability	-	-	-	-	(530)	(530)
Balance at December 31, 2001	10,705	$ 107	$ 222,149	$ 115,685	$ (530)	$ 337,411

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

Note 1. Summary of Significant Accounting Policies

      General Information. The consolidated financial statements of TNP and subsidiaries include the accounts of TNP and its wholly owned subsidiaries, TNMP, First Choice, and TNP Operating Company. The consolidated financial statements of TNMP and subsidiaries include the accounts of TNMP and its wholly owned subsidiary, TGC. All intercompany transactions and balances have been eliminated in consolidation.

      TNMP is a public utility operating in two electricity markets. In New Mexico, TNMP provides integrated electricity services under traditional cost-of-service rate regulation. Those services include transmitting, distributing, purchasing and selling electricity to its New Mexico customers. In Texas, TNMP provides regulated transmission and distribution services under the provisions of Senate Bill 7. TNMP is subject to PUCT and NMPRC regulation. Some of TNMP's activities, including the issuance of securities, are subject to FERC regulation, and its accounting records are maintained in accordance with FERC's Uniform System of Accounts. TNP and TNMP have one reportable segment.

      Effective January 1, 2002, TNMP separated its Texas utility operations in accordance with the provisions of Senate Bill 7. First Choice, TNMP's affiliated retail electric provider, assumed the activities related to the sale of electricity to retail customers in Texas, while TGC became the unregulated entity performing the generation activities of TNMP. TNMP continues to operate its regulated transmission and distribution business in Texas.

      The use of estimates is required to prepare TNP's and TNMP's consolidated financial statements in conformity with generally accepted accounting principles. Management believes that estimates are essential and will not materially differ from actual results. However, adjustments may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the 2001 financial statements.

      Accounting for the Effects of Regulation. TNMP applies the provisions of SFAS 71, "Accounting for the Effects of Certain Types of Regulation," to the transmission and distribution portion of its operations in Texas and New Mexico. TNMP discontinued the application of SFAS 71 to the generation/power supply portions of its operations in Texas and New Mexico as a result of the passage of Senate Bill 7 and the New Mexico Restructuring Act.

      Senate Bill 7 provides for recovery of "stranded costs," the difference between the regulatory value of TNMP's investments in generation assets and purchased power contracts and the market price for energy in a competitive market. Any such stranded costs would be recoverable from TNMP's Texas transmission and distribution customers.

      Utility Plant. TNMP's utility plant is stated at the historical cost of construction, which includes labor, materials, indirect charges for such items as engineering and administrative costs, and AFUDC or capitalized interest. Property repairs and replacement of minor items are charged to operating expenses, while replacements of units of property are capitalized to utility plant. As of December 31, 2001, utility plant related to TNP One has been reclassified to Assets Held for Sale, as discussed in Note 4.

      AFUDC is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation. Established regulatory practices enable TNMP to recover these costs from customers. The composite rate used for AFUDC was 9.0 percent in 2001, 9.6 percent in 2000 and 10.6 percent in 1999. AFUDC is applied to construction expenditures for the portion of its business that is accounted for under SFAS 71.

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

      Depreciation is provided on a straight-line method based on the estimated lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment's use. Depreciation as a percentage of average depreciable cost was 3.2 percent, 3.2 percent, and 3.1 percent in 2001, 2000, and 1999, respectively.

      Cash Equivalents. Investments in highly liquid debt instruments with maturities of three months or less when purchased are considered cash equivalents.

      Customer Receivables and Operating Revenues. TNMP and First Choice accrue estimated revenues for electricity delivered from the latest billing date to the end of the accounting period. During 2001, TNMP, under a factoring arrangement with an unaffiliated company, sold its customer receivables on a nonrecourse basis. Amounts estimated to have been delivered, but remaining unbilled, were also sold in connection with this agreement. TNMP terminated the factoring arrangement in February 2002. First Choice and TNMP expect to establish a new factoring arrangement for their respective operations during the second quarter of 2002.

      Purchased Power and Fuel Costs. Through December 31, 2001 in Texas, fuel and the energy-related portion of purchased power costs were recovered from customers through the fuel adjustment clause authorized by the PUCT. As of December 31, 2001, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $10.7 million. TNMP will carry its over-recovered balance of fuel and energy related purchased power costs to the 2003 final fuel reconciliation. This proceeding will reconcile fuel and energy-related purchased power costs incurred between January 1, 2000, and December 31, 2001, in accordance with the provisions of Senate Bill 7. The fuel balance from the final fuel reconciliation will be included in the true-up of stranded costs that will occur in 2004. The demand-related portion of purchased power was recovered through base rates and is not subject to adjustment or future reconciliation. Therefore, any difference between the amount of demand-related purchased power recovered through TNMP's rates through December 31, 2001, and the actual cost of demand-related purchased power affected operating income.

      Effective January 1, 2002, First Choice assumed the energy supply activities of TNMP. Senate Bill 7 created a competitive retail electricity market in Texas and contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat to recognize changes in natural gas prices. As a result, changes in fuel and purchased power costs will affect First Choice's operating results.

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

      The estimated fair values of long-term debt and preferred stock were based on quoted market prices of the same or similar issues. The estimated fair values of TNP's financial instruments are as follows:

	December 31, 2001		December 31, 2000
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
(In thousands)
Capitalization and Liabilities
Long-term debt	$ 781,200	$ 792,700	$ 860,127	$ 858,738
Preferred stock	121,191	131,741	104,393	105,075

      Reclassification. Certain items in 1999 and 2000 were reclassified to conform to the 2001 presentation.

Note 2. Accounting Developments

   Acquisition of TNP

      On April 7, 2000, pursuant to an Agreement and Plan of Merger dated May 24, 1999, between TNP, ST Corp. and SW Acquisition, the parent of ST Corp., ST Corp. merged with and into TNP, the parent of TNMP. TNP is the surviving corporation in the Merger.

      TNP accounted for the Merger under the purchase method of accounting, as prescribed in Accounting Principles Board Opinion No. 16, "Business Combinations" (APB 16). Accordingly, TNP allocated the purchase price of approximately $616.9 million to the acquired assets and assumed liabilities based on their estimated fair values and recorded the excess purchase consideration of approximately $290.4 million as goodwill. The consolidated financial statements of TNP for the periods ended before April 1, 2000, were prepared using TNP's historical basis of accounting and are designated as "predecessor." The comparability of the financial position and operating results of the predecessor and the periods subsequent to the Merger are affected by the adjustments made in accordance with purchase accounting.

      The purchase price was not pushed down to the financial statements of TNMP.

   Accounting for Derivatives

      TNP and TNMP adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as extended and amended, effective January 1, 2001. The initial adoption of SFAS 133 had no impact on the financial position, results of operations or cash flows of TNP and TNMP.

      In the normal course of business, TNMP enters into commodity contracts, which include "swing" components for additional purchases or sales of electricity, in order to meet customer requirements. In December 2001, the FASB defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133. Based on the FASB's guidance, TNMP's management has determined that its contracts for electricity qualify for the normal purchases and normal sales exception. Accordingly, TNMP does not account for its electricity contracts as derivatives.

   Change in Accounting for Major Maintenance Costs

      Effective January 1, 2001, TNP and TNMP began charging the costs of major maintenance projects to expense as incurred, and wrote off the balance of previously deferred major maintenance costs. Prior to January 1, 2001, TNP and TNMP had deferred the costs of major maintenance projects and amortized those costs to expense over periods ranging from three to seven years. TNP and TNMP believe that expensing major maintenance costs is preferable to deferring those costs because those costs do not result in the acquisition or replacement of units of property.

      The change in accounting for major maintenance costs reduced pre-tax net income for the year ended December 31, 2001, by $1.9 million ($1.2 million after tax). Had this new accounting method been in effect during prior periods, income before the cumulative effect of the change in accounting would not have been materially different from that shown in the accompanying consolidated statements of income.

   Accounting for Goodwill and Other Intangible Assets

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which TNP adopted on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. TNP stopped amortizing goodwill recorded as a result of the Merger upon adoption of SFAS 142. For the years ended December 31, 2001 and 2000, goodwill amortization was $11.6 million and $8.5 million, respectively. In conjunction with the adoption of SFAS 142, TNP has tested the goodwill related to the Merger for impairment and concluded that the fair value of the goodwill exceeded its carrying value. Accordingly, TNP made no adjustment to goodwill upon the adoption of SFAS 142. TNP will test the goodwill for impairment on an annual basis, or more frequently if certain circumstances require. As of December 31, 2001, the balance of goodwill resulting from the Merger was $270.3 million, net of accumulated amortization of $20.1 million.

   Accounting for Asset Retirement Obligations

      In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which will be effective for TNP and TNMP on January 1, 2003. SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its fair value each period, and the capitalized cost is depreciated over the useful life of the related asset. As discussed in Note 4, TNMP has decided to sell TNP One, its sole generating facility. Following the proposed sale, neither TNP nor TNMP expect to have significant asset retirement obligations that would be subject to the provisions of SFAS 143.

   Accounting for the Impairment or Disposal of Long-Lived Assets

      TNP and TNMP adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," during the fourth quarter of 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 requires entities to measure long-lived assets held for sale at the lower of the asset's carrying amount or fair value less cost to sell and to cease depreciation. The statement also resolved a number of implementation issues related to long-lived assets held for sale. The adoption of SFAS 144 did not have a material effect on the results of operations or financial condition of TNP or TNMP. Details regarding the adoption of SFAS 144 can be found in Note 4.

Note 3. Regulatory Matters

   Texas

      Retail Competition. Effective January 1, 2002, retail competition began in Texas under the provisions of Senate Bill 7. As discussed in Note 1, TNMP separated its Texas utility operations, with First Choice assuming the activities related to sale of electricity to retail customers. First Choice must offer former TNMP customers whose load is less than 1 megawatt a regulated price, commonly called the "price-to-beat," that is six percent lower than the rate in effect on January 1, 1999, adjusted for changes in fuel prices. The PUCT established the price-to-beat fuel factor in December 2001. As of January 1, 2002, First Choice is offering former TNMP customers electricity at rates that range from 18 percent to 23 percent lower, depending on rate class, than the rates TNMP charged at the end of 2001, primarily due to changes in the price-to-beat fuel factor. The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer former TNMP customers any other rate before the loss of 40 percent of its price-to-beat customers or December 31, 2005, whichever occurs first.

      Unbundled Cost of Service Filing (UCOS). Senate Bill 7 required TNMP to file a rate case in order to set rates for the transmission and distribution company that would provide regulated services once competition began in 2002. On March 31, 2000, TNMP filed its UCOS with the PUCT. The filing included rates for transmission and distribution services as well as a proposed Competition Transition Charge (CTC), as required by Senate Bill 7. The CTC is designed to recover estimated stranded costs or Excess Cost over Market (ECOM) related to TNMP's generation assets and purchased power contracts, as determined by a PUCT-established model.

      In March 2001, the PUCT issued an interim order in the ECOM phase of the UCOS that directed TNMP to recalculate ECOM based on inputs provided by the PUCT. In an April 2001 filing with the PUCT, TNMP's recalculation as directed by the PUCT indicated that it would not have any ECOM after taking into account the amount of stranded cost TNMP would have mitigated by January 1, 2002.

      In April 2001, the PUCT ratified a settlement regarding the transmission and distribution cost of service that the parties reached in March 2001. The settlement provides for transmission and distribution service tariffs effective January 1, 2002, that are expected to provide $125.6 million of annual revenue to TNMP. In addition, the PUCT made its initial ECOM estimate, accepting the amounts filed by TNMP as discussed above, and confirming that TNMP estimated it would not have any ECOM after taking into account the amount of stranded cost TNMP would have mitigated by January 1, 2002.

      In October 2001, the PUCT issued its final order in the UCOS. The final order consolidated and made permanent the PUCT's interim orders regarding ECOM, transmission and distribution cost of service, and the Business Separation Plan, which presented TNMP's plan for separating its utility operations in compliance with Senate Bill 7.

      Although the PUCT's October 2001 UCOS order includes an initial estimate of ECOM, the actual amount of stranded costs will be determined through one of the four market-based mechanisms required by Senate Bill 7 by 2004. The actual determination of stranded costs will likely differ from the PUCT's initial estimation. See Note 4 for a discussion of TNMP's plans to sell TNP One, and the effect of the proposed sale on the level of stranded costs.

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

      As discussed in Note 1, TNMP will carry its over-recovered balance of fuel and energy-related purchased power costs to the 2003 final fuel reconciliation. The fuel balance from the final fuel reconciliation will be included in the true-up of stranded costs that will occur in 2004. As of December 31, 2001, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $10.7 million. Subject to the final fuel reconciliation noted above, the over-recovered balance would reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers.

      Fuel Reconciliation. In June 2000, TNMP filed a fuel reconciliation to allow the PUCT to review the reasonableness of its eligible fuel and energy-related purchased power costs for the three-year period ended December 31, 1999. In June 2001, the PUCT approved TNMP's fuel reconciliation with no adjustments.

      Excess Earnings. Senate Bill 7 established that earnings in excess of an allowed return on rate base (10.53 percent for TNMP) would be used to recover stranded costs through December 31, 2001.

      2000 Excess Earnings. In March 2001, TNMP filed its Annual Report detailing TNMP's calculation of excess earnings under the provisions of Senate Bill 7 for the year ended December 31, 2000. The Annual Report showed that TNMP had excess earnings of $19.5 million for the year ended December 31, 2000. In September 2001, the PUCT approved TNMP's Annual Report with no adjustments.

      2001 Excess Earnings. TNMP has recorded estimated excess earnings of $1.4 million for the year ended December 31, 2001. TNMP is required to file its 2001 Annual Report with the PUCT by April 1, 2002.

   New Mexico

      Restructuring. In March 2001, the New Mexico legislature passed legislation that delays the effective dates of retail electric competition established in the New Mexico Restructuring Act. Under the new legislation, retail electric competition for residential, school, and small commercial customers will begin on January 1, 2007. Open access for large commercial and industrial customers will begin on January 1, 2008.

      During the first quarter of 2001, TNMP eliminated its $0.9 million reserve for stranded costs associated with purchased power contracts as a result of the legislation's delay of the start of competition.

      2001 Rate Case. In July 2001, TNMP filed a request with the NMPRC to increase its New Mexico revenues by $6.4 million, or 8.4 percent. TNMP's request was based on a cost of service for the test year ended December 31, 2000, of $82.4 million.

      In December 2001, the parties to the rate case filed a stipulation with the NMPRC designed to resolve all issues in the rate case. Under the stipulation, TNMP's revenue would increase by $4.2 million, or 5.5 percent. The stipulation also allows TNMP to defer costs related to the now delayed transition to competition for consideration by the NMPRC in a future proceeding. The NMPRC approved the stipulation in January 2002 and the rates under the stipulation went into effect February 1, 2002.

Note 4. Sales of Assets

   Proposed Sale of TNP One

      In March 2001, TNMP announced its decision to sell TNP One, its lignite-fueled generating facility located in Robertson County, Texas. That decision is in response to Senate Bill 7, which requires electric utilities to separate their power generation business activities from the regulated transmission and distribution business. Senate Bill 7 also establishes various methods for quantifying stranded costs, which include the sale of generation plants. TNMP is evaluating bids from potential purchasers, and expects to complete the sale in the first half of 2002.

      As a result of evaluating the bids, TNMP adjusted the carrying value of TNP One to its fair market value less cost to sell of approximately $103.5 million at December 31, 2001. The difference between the fair value less cost to sell of TNP One and its book value of approximately $418.4 million will be recoverable from TNMP's Texas transmission and distribution customers under the provisions of Senate Bill 7. Accordingly, TNMP recorded a regulatory asset for recoverable stranded cost of approximately $314.9 million at December 31, 2001. TNP recorded a similar adjustment at December 31, 2001, to synchronize the carrying value of TNP One, which it had previously adjusted in connection with the purchase accounting adjustments related to the Merger. The adjusted carrying value of TNP One has been reclassified in the balance sheets of TNP and TNMP as Assets Held for Sale. Assets Held for Sale at December 31, 2001, include amounts for net utility plant of $100.3 million, and other current assets and liabilities of $3.2 million.

   Sale of Non-Utility Property

      In December 2001, TNP sold non-utility property to a third party. TNP received $4.0 million in cash and recorded a pre-tax gain on the sale of $3.8 million ($2.4 million after tax) in Other income and deductions, net.

Note 5. Employee Benefit Plans

   Pension and Postretirement Benefits Plans

      TNP, TNMP and their respective subsidiaries sponsor a defined benefit pension plan covering substantially all of its employees. Benefits are based on an employee's years of service and compensation. TNP's and TNMP's funding policy is to contribute the minimum amount required by federal funding standards. TNP and TNMP provide an excess benefit plan for certain key personnel and retired employees whose benefits in the principal plan federal law restricts. TNP and TNMP also sponsor a health care plan that provides postretirement medical and death benefits to retirees who satisfied minimum age and service requirements during employment.

	Pension Benefits		Postretirement Benefits
	2001	2000	2001	2000
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$ 78,188	$ 73,361	$ 11,509	$ 8,969
Service cost	2,406	1,715	394	324
Interest cost	5,716	5,675	831	852
Participant contributions	-	-	194	182
Actuarial (gain) or loss, including changes in
discount rate	3,381	3,930	385	2,755
Curtailments/settlements	-	2,048	-	-
Special termination benefits paid	-	(1,806)	-	-
Benefits paid	(6,881)	(6,735)	(1,733)	(1,573)
Benefit obligation at end of year	$ 82,810	$ 78,188	$ 11,580	$ 11,509

Change in plan assets:
Fair value of plan assets at beginning of year	$ 99,952	$ 104,197	$ 7,393	$ 8,855
Actual return on plan assets, net of expenses	(3,213)	1,781	173	(623)
Employer contributions	-	-	1,019	552
Participant contributions	-	-	191	179
Benefits paid	(6,720)	(6,026)	(1,721)	(1,570)
Fair value of plan assets at end of year	$ 90,019	$ 99,952	$ 7,055	$ 7,393

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

		Pension Benefits		Postretirement Benefits
		2001	2000	2001	2000
		(In thousands)
Reconciliation of funded status
TNMP
Funded status		$ 7,209	$ 21,763	$ (4,525)	$ (4,116)
Unrecognized actuarial gain		(12,124)	(26,842)	(1,747)	(2,489)
Unrecognized transition obligation		-	-	3,567	3,891
Unrecognized prior service cost		(2,259)	(2,479)	-	-
	TNMP accrued benefit cost	(7,174)	(7,558)	(2,705)	(2,714)
TNP
Recognition of amounts in purchase accounting		36,778	38,024	1,209	1,083
	TNP prepaid (accrued) benefit cost	$ 29,604	$ 30,466	$ (1,496)	$ (1,631)

Amounts recognized in the consolidated balance sheets
TNMP
Accrued benefit liability		$ (8,030)	$ (7,558)	$ (2,705)	$ (2,714)
Accumulated other comprehensive loss		856	-	-	-
	TNMP accrued benefit cost	(7,174)	(7,558)	(2,705)	(2,714)
TNP
Recognition of amounts in purchase accounting		36,778	38,024	1,209	1,083
	TNP prepaid (accrued) benefit cost	$ 29,604	$ 30,466	$ (1,496)	$ (1,631)

	Pension Benefits			Postretirement Benefits
	2001	2000	1999	2001	2000	1999
Components of net periodic benefit cost
TNMP
Service cost	$ 2,406	$ 1,715	$ 1,827	$ 394	$ 324	$ 362
Interest cost	5,715	5,675	5,198	831	852	722
Expected return on plan assets	(8,125)	(7,654)	(7,018)	(442)	(497)	(583)
Amortization of prior service cost	(220)	(220)	(220)	-	-	-
Amortization of transitional (asset)
or obligation	-	(11)	(24)	325	325	325
Recognized actuarial (gain) loss	1	(508)	107	(91)	(192)	(344)
TNMP net periodic benefit cost	(223)	(1,003)	(130)	1,017	812	482
TNP
Elimination of amortization
and actuarial amounts	1,246	1,236	-	(126)	(100)	-
Amortization of regulatory assets
(liabilities)	(1,246)	(1,236)	-	126	100	-
TNP net periodic benefit cost	$ (223)	$ (1,003)	$ (130)	$ 1,017	$ 812	$ 482

Weighted-average assumptions as of December 31
Discount rate	7.25%	7.50%	8.00%	7.25%	7.50%	8.00%
Expected long-term rate of return
on plan assets	9.50%	9.50%	9.50%	6.00%	5.25%	5.25%
Average rate of compensation increase	4.00%	4.00%	4.00%	N/A	N/A	N/A

      The assumed health care cost trend rate used to measure the expected cost of benefits was 5.9 percent for 2001 and is assumed to trend downward slightly each year to 5.0 percent for 2003 and thereafter. TNP's and TNMP's exposure to cost increases in the postretirement benefit plan is minimized by a provision that limits TNP's and TNMP's share of costs under the plan. Costs of the plan in excess of the limit are borne wholly by the participants. As a result, the amounts shown as cost increases in the table below represent the maximum increase in cost that TNP and TNMP would bear regardless of the level of increase in health care costs. A one-percentage-point change in assumed health care cost trend rates would have the following effects (in thousands):

	One-Percentage-Point	One-Percentage-Point
	Increase	Decrease
Effect on total of service and interest cost components
for 2001	$ 160	$ (462)
Effect on year-end 2001 postretirement benefit obligation	2,294	(6,627)

      The projected benefit obligation of the excess benefit plan, which has an accumulated benefit obligation in excess of plan assets, was $6.4 million and $4.8 million at December 31, 2001 and 2000, respectively. The accumulated benefit obligation of the excess benefit plan was $5.3 million and $4.6 million at December 31, 2001 and 2000, respectively. The excess benefit plan had no plan assets at December 31, 2001 and 2000, respectively.

   Incentive Plans

      TNP and TNMP have several incentive compensation plans. All employees participate in one or more of these plans. Incentive compensation is based on meeting key financial and operational performance goals such as cash flow from operations, customer satisfaction, and system reliability measures. Combined operating expenses of TNP and TNMP for 2001, 2000, and 1999 included costs for the various plans of $5.8 million, $6.7 million, and $5.3 million, respectively.

   Other Employee Benefits

      TNP and TNMP have a 401(k) plan designed to enhance the other retirement plans available to its employees. Employees may invest their contributions in various mutual funds. TNP's and TNMP's contributions are invested in the same manner as the employee's contributions. Combined operating expenses of TNP and TNMP for 2001, 2000, and 1999 included contribution costs of $0.9 million, $0.9 million and $0.8 million, respectively.

      In connection with the Merger, TNMP entered into employment agreements with certain members of TNMP's senior management. These agreements provide that the executive continues to hold his or her present position with TNMP and will receive a minimum level of compensation over the three years following the Merger.

Note 6. Income Taxes

      The amounts shown below for TNP for the year ended December 31, 2000, include both pre-merger and post-merger information. Components of income taxes were as follows:

	TNP			TNMP
	2001	2000	1999	2001	2000	1999
	(In thousands)
Taxes on net operating income:
Federal - current	$ 10,597	$ 1,235	$ 10,161	$ 20,790	$ 12,324	$ 11,652
State - current	3,179	1,827	582	3,912	2,256	645
Federal and State- deferred	(5,340)	5,251	5,849	3,139	9,396	6,029
ITC adjustments	(769)	(1,468)	2,528	(1,585)	(1,601)	2,473
	7,667	6,845	19,120	26,256	22,375	20,799
Taxes on other income (loss):
Federal - current	1,570	(74)	(2,229)	288	(81)	(640)
Federal - deferred	172	687	687	82	687	687
ITC adjustments	-	-	(324)	-	-	(324)
	1,742	613	(1,866)	370	606	(277)
Tax benefit from cumulative effect of
change in accounting principle
(Note 2)	(720)	-	-	(720)	-	-

Total income taxes	$ 8,689	$ 7,458	$ 17,254	$ 25,906	$ 22,981	$ 20,522

      The amounts for total income taxes differ from the amounts computed by applying the appropriate federal income tax rate to earnings (loss) before income taxes for the following reasons:

	TNP			TNMP
	2001	2000	1999	2001	2000	1999
	(In thousands)
Tax at statutory tax rate	$ 5,075	$ 3,729	$ 16,393	$ 25,535	$ 21,938	$ 20,762
Amortization of accumulated deferred
ITC	(1,585)	(1,601)	(1,632)	(1,585)	(1,601)	(1,632)
Amortization of excess deferred taxes	(141)	(141)	(141)	(141)	(141)	(141)
State income taxes	2,376	1,827	1,044	3,108	2,256	1,107
ITC related to 1995 PUCT
disallowance	-	-	(324)	-	-	(324)
Goodwill amortization	4,065	3,130	-	-	-	-
Permanent differences, excluding
goodwill	(703)	-	-	(694)	-	-
Other, net	(398)	514	1,914	(317)	529	750
Actual income taxes	$ 8,689	$ 7,458	$ 17,254	$ 25,906	$ 22,981	$ 20,522

      The tax effects of temporary differences that gave rise to significant portions of net current and net noncurrent deferred income taxes as of December 31, 2001, and 2000, are presented below.

	TNP		TNMP
	2001	2000	2001	2000
	(In thousands)
Current deferred income taxes:
Deferred tax assets:
Unbilled revenues	$ 1,463	$ 1,738	$ 1,463	$ 1,738
Other	159	1,243	107	903
	1,622	2,981	1,570	2,641
Deferred tax liabilities:
Recoverable stranded costs	-	(2,648)	-	(2,648)
Deferred purchased power and fuel costs	-	(13,760)	-	(13,760)
Current deferred income taxes, net	$ 1,622	$ (13,427)	$ 1,570	$ (13,767)

Noncurrent deferred income taxes:
Deferred tax assets:
Minimum tax carryforwards	$ 26,642	$ 29,532	$ 14,635	$ 28,322
ITC carryforwards	-	1,320	-	-
Regulatory related items	12,321	12,562	12,321	12,562
Deferred purchased power and fuel costs	5,370	-	5,370	-
Accrued employee benefit costs	871	2,037	1,196	2,037
Excess earnings	14,546	14,216	14,546	14,216
Contributions in aid of construction	1,901	1,409	1,901	1,409
Other	153	-	153	-
	61,804	61,076	50,122	58,546
Deferred tax liabilities:
Utility plant, principally due to depreciation and
basis differences, including TNP One
revaluation regulatory asset	(149,599)	(141,154)	(149,599)	(141,154)
Deferred charges	(19,190)	(12,692)	(18,649)	(11,986)
Other recoverable stranded costs (noncurrent)	(4,683)	(4,491)	(4,683)	(4,491)
Regulatory related items	(2,080)	(1,092)	(2,080)	(1,092)
	(175,552)	(159,429)	(175,011)	(158,723)
Noncurrent deferred income taxes, net	$ (113,748)	$ (98,353)	$ (124,889)	$ (100,177)

      Federal tax carryforwards as of December 31, 2001, were as follows:

	TNP	TNMP
(In thousands)
Minimum tax credits
Amount	$ 26,642	$ 14,635
Expiration period	None	None

Note 7. Long-Term Debt

   TNMP

      In August 2001, the total borrowing capacity under TNMP's $325 Million Credit Facility established in October 2000 was increased from $315 million to $325 million, and First Choice was authorized to borrow under the credit facility. First Choice can borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. This guarantee required prior approval by the NMPRC, which TNMP received in August 2001. The NMPRC limited TNMP's guarantee, and therefore First Choice's borrowings, to $75 million. In December 2001, the NMPRC granted TNMP's request to utilize a portion of the $75 million guarantee to guarantee First Choice's performance under the power supply agreement with Constellation described in Note 9. As of December 31, 2001, TNMP had guaranteed First Choice's performance under the Constellation agreement for up to $25 million, thereby limiting the remaining borrowing capacity of First Choice under the credit facility to $50 million.

      As of December 31, 2001, TNMP and First Choice had the combined ability to borrow an additional $151 million under the credit facility, subject to compliance with covenants in this facility as well as covenants in TNP's Senior Credit Facility. Of the $151 million, First Choice had the ability to borrow up to $44 million.

      In March 2002, both the TNP and TNMP Credit Facilities were amended to allow inter-company loans to be made between TNMP and First Choice. This allows a company that has excess cash to lend funds to the other company that may have outstanding bank debt, which could then be repaid. This gives TNMP and First Choice the same financial flexibility to manage their outstanding debt and cash investments as they had jointly prior to the disaggregation.

      Under the power supply agreement with Constellation, First Choice is required to provide additional credit support if, at any time, Constellation's credit exposure to First Choice exceeds the $25 million TNMP guarantee. Currently, First Choice is providing this additional credit support to Constellation with a letter of credit issued under the $325 Million Credit Facility. As of December 31, 2001, First Choice had no letters of credit outstanding. However, during the first quarter of 2002, Constellation requested, and First Choice provided, letters of credit in the amount of $20 million. The issuance of these letters of credit reduced First Choice's remaining borrowing capacity under the credit facility to $30 million.

      TNMP and First Choice had a combined balance of $174 million outstanding under the $325 Million Credit Facility as of December 31, 2001, and the interest rate on the credit facility at that date was approximately 3.3 percent.

      For the years ended December 31, 2001 and 2000, the average interest rate on the $325 Million Credit Facility was approximately 5.7 percent and 8.1 percent, respectively.

      For the years ended December 31, 2001, 2000 and 1999, the composite average borrowing rates under TNMP's credit facilities were approximately 5.7 percent, 7.9 percent and 6.1 percent, respectively.

   TNP

      TNP has a Senior Credit Facility that includes a $160 million term loan due 2006 and a $25 million revolving credit facility that expires in 2003. TNP may request that the revolving credit facility be extended to 2006. As of December 31, 2001, the term loan had an outstanding balance of $157.2 million and a variable interest rate of approximately 5.0 percent. TNP had no borrowings against the revolving credit facility as of December 31, 2001, and the entire $25 million was available to TNP, subject to compliance with a number of financial covenants in this facility, including covenants which restrict certain financial transactions. The Senior Credit Facility is secured by a pledge of all TNMP common stock held by TNP.

      For the years ended December 31, 2001 and 2000, the average interest rate on the Senior Credit Facility was approximately 7.0 percent and 9.5 percent, respectively.

   Maturities

      As of December 31, 2001, scheduled maturities of long-term debt for the five years following 2001 are as follows:

	$325 Million	Senior
Year	Credit Facility	Credit Facility	Total
	(In thousands)
2002	$ -	$ 1,600	$ 1,600
2003	174,000	1,600	175,600
2004	-	1,600	1,600
2005	-	76,800	76,800
2006	-	75,600	75,600

      Of the $174.0 million balance shown maturing in 2003 under the $325 Million Credit Facility, TNMP has $168.0 million outstanding and First Choice has the remaining $6.0 million outstanding as of December 31, 2001.

Note 8. Capital Stock and Dividends

   TNMP

      The $325 Million Credit Facility restricts the payment of cash dividends by TNMP. TNMP may not declare or pay dividends if doing so would cause cumulative dividends declared or paid in the preceding twenty-four month period to exceed cumulative net income available for common stock in the same period. As of December 31, 2001, $23.3 million of unrestricted retained earnings were available for dividends.

   TNP

      Senior Redeemable Preferred Stock (Preferred Stock). Through April 1, 2005, dividends on Preferred Stock will be paid by issuing additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of the dividends to be paid. After April 1, 2005, TNP has the option to pay dividends in cash or by issuing additional shares of Preferred Stock as previously described. For the years ended December 31, 2001 and 2000, TNP issued 15,788 and 5,075 shares of Preferred Stock, respectively, in payment of dividends on the Preferred Stock.

Note 9. Commitments and Contingencies

   Energy Supply.

      Texas. On June 1, 2001, Constellation assumed management of the Texas energy supply portfolio of TNMP and First Choice, TNMP's affiliated retail electric provider. During the final seven months of 2001, Constellation, acting as TNMP's agent, managed TNMP's generation resources and purchased power contracts, with the exception of one full requirements contract between TNMP and another party, and provided energy requirements for TNMP's existing load in Texas. During January 2002, TNMP's power contracts were assigned to First Choice, and Constellation began managing those contracts on behalf of First Choice to serve the Texas load obligation for the majority of First Choice's customers until 2004, when the agreements between First Choice and Constellation expire. The alliance with Constellation gives TNMP and First Choice the opportunity to reduce their energy supply costs because Constellation can achieve economies of scale in purchasing and generating electricity that TNMP and First Choice cannot achieve on their own. In addition, the alliance with Constellation will give First Choice the flexibility to tailor pricing proposals for large customers to meet those customers' specific requirements, as well as allow First Choice to purchase adequate supplies as its customer base grows.

      TNMP has an agreement with the Walnut Creek Mining Company to purchase lignite for TNP One through at least 2017. Depending on the output of TNP One, the contract could supply the plant for several years beyond 2017. As discussed in Note 4, TNMP has decided to sell TNP One. In the event of a sale, the TNMP's rights and requirements to purchase lignite under the contract are assignable to the purchaser.

      New Mexico. In June 2001, TNMP and PNM signed a long-term wholesale power contract that will provide price stability and ensure adequate power supply for TNMP's firm retail customers in New Mexico. The contract, which runs from June 2001 until December 2006, calls for PNM to supply varying amounts of power through 2002 to complement existing contracts TNMP has in place. Beginning on January 1, 2003, PNM will become the sole supplier of power to serve TNMP's New Mexico load. In addition to providing power supply, PNM will act as TNMP's agent to procure, schedule and dispatch wholesale power on TNMP's behalf throughout the term of the contract.

      At December 31, 2001, TNMP had various outstanding commitments for take or pay provisions in its energy supply agreements. Detailed below are the fixed and determinable portion of the obligations (amounts in millions):

	2002	2003	2004	2005	2006
Purchased power agreements	$ 191.5	$ 127.1	$ 116.0	$ 13.7	$ 14.1
Fuel supply agreements	32.7	32.9	32.9	32.8	32.8
Total	$ 224.2	$ 160.0	$ 148.9	$ 46.5	$ 46.9

   Legal Actions

      Phillips Petroleum. In September 2001, TNMP and Phillips Petroleum Company settled the suit styled Phillips Petroleum Company vs. Texas-New Mexico Power Company, which was pending in the 149th State District Court of Brazoria County, Texas. Under the settlement, Phillips received $1.4 million. Of that amount, TNMP paid $0.5 million, the deductible amount of its insurance coverage, which TNMP had previously charged to earnings. TNMP's insurance carriers and other parties were expected to fund the remainder of the settlement; however, TNMP recognized additional expense of $0.5 million in the fourth quarter of 2001 due to the liquidation of its insurance carrier, as described below.

      Transmission Cost of Service. In June 2001 the Supreme Court of Texas overturned the methodology adopted by the PUCT to determine how much companies pay and charge for transmission services for the period January 1, 1997, through August 31, 1999. The PUCT had ordered a uniform methodology for the entire state and the Supreme Court stated that the costs needed to be determined on an individual company basis. There are currently two court cases and a regulatory proceeding pending that attempt to address the issues. TNMP is a defendant in both of the court cases, and has intervened in the regulatory proceeding. TNMP benefited from the PUCT's original methodology. The Supreme Court directed the PUCT to use an individual company basis, but did not dictate the particular method for calculating that basis. As of March 2002, the PUCT has not indicated what basis it will use, and TNMP can provide no estimate what effect the PUCT's ultimate method will have on it. TNMP believes any additional changes may affect the amount of excess earnings recorded in the Annual Reports previously filed with the PUCT.

   Liquidation of Insurance Carrier

      In October 2001, the Pennsylvania Insurance Department announced that it would liquidate Reliance Insurance Company (Reliance), TNMP's primary general liability insurance carrier from 1997 through 1999. Reliance is TNMP's primary insurance provider for several outstanding injury and damage claims, including the Phillips case discussed above. TNMP estimates that it has claims with Reliance ranging from $0 to $1.0 million. Management does not believe that the liquidation of Reliance will have a material adverse effect on its consolidated financial condition or results of operations.

   Merger Commitments

      As conditions for approval of the Merger, TNMP made a number of commitments to both the NMPRC and PUCT. The commitments cover a wide range of financial, operational, electric reliability, and other standards that TNMP agreed to honor. TNMP made 55 commitments in New Mexico and Texas, of which 50 are currently in effect. TNMP monitors compliance on a monthly basis and could be subject to financial penalties for non-compliance with certain commitments. As of December 31, 2001, TNMP was not in compliance with certain commitments regarding electric reliability standards. TNMP estimates that penalties for non-compliance with these commitments will be approximately $0.2 million and expects resolution of this matter in the first half of 2002.

   Other

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

TNP ENTERPRISES, INC. AND SUBSIDIARIES

Selected Quarterly Consolidated Financial Data

      The following selected quarterly consolidated financial data for TNP is unaudited, and, in the opinion of TNP's management, is a fair summary of the results of operations for such periods:

	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2001
Operating revenues	$ 168,354	$ 161,335	$ 186,309	$ 142,916
Net operating income	15,466	17,665	29,191	13,389
Income (loss) before the cumulative
effect of change in accounting	(3,141)	114	12,494	693
Net income (loss)	(4,311)	114	12,494	693

	Predecessor
	March 31	June 30	Sept. 30	Dec. 31
2000
Operating revenues	$ 124,526	$ 155,931	$ 203,666	$ 159,912
Net operating income	14,033	22,006	31,086	10,312
Net income (loss)	3,853	532	10,567	(9,891)

      Generally, the variations between quarters reflect the seasonal fluctuations of TNMP's business. The Merger discussed in Note 2 affected operating results beginning with the second quarter of 2000. The first quarter of 2000 includes amounts recorded between April 1, 2000, and April 7, 2000, for pre-merger severance and retirement benefits.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

      William J. Catacosinos, 71, joined TNP upon the closing of the merger as Chairman, President and Chief Executive Officer. He also serves on TNMP's board of directors. Since 1998, Dr. Catacosinos has served as Managing Partner of Laurel Hill. Dr. Catacosinos served as Chairman and Chief Executive Officer of LILCO from 1984 to 1998.

      Jack V. Chambers, 52, has served as Chairman, President and Chief Executive Officer of TNMP since April 2001. Mr. Chambers was Senior Vice President and Chief Operations Officer of TNMP from October 2000 to April 2001. He was Senior Vice President and Chief Customer Officer of TNMP from 1994 until October 2000, and was a Senior Vice President of TNP from April 1996 until April 2000.

      Leeam Lowin, 56, became a director of both TNP and TNMP at the closing of the merger. For the past 34 years, Mr. Lowin has been an investment manager for private accounts. From 1984 to 1998, Mr. Lowin served as a consultant to LILCO. From 1992 to 1996, he was a member of the board of directors of AEL Industries and managed the sale of that company to Tracor.

      James T. Flynn, 68, became a director of TNMP at the closing of the merger and of TNP in November 2000. Mr. Flynn, prior to his retirement, was President and Chief Operating Officer of LILCO from 1996 to 1998.

      Preston M. Geren, III, 50, became a director of both TNP and TNMP at the closing of the merger. Mr. Geren currently serves as Special Assistant to the Secretary of Defense. Mr. Geren is an attorney and currently manages personal business interests in real estate, oil and gas, and securities. Mr. Geren currently serves on the board of directors of Cullen Frost Bankers (NYSE) and Anadarko Petroleum Corp. (NYSE). Mr. Geren worked as a management consultant with Public Strategies, Inc., a Texas-based public affairs firm from 1997 to 1998. He was a member of the United States Congress for four terms, from 1989 until 1997.

Committees and Meetings

      TNP's and TNMP's Boards of Directors maintain the following two standing committees.

    Audit Committee. This committee oversees the financial reporting process; reviews the annual and quarterly financial statements; recommends to the full board the appointment of the independent accountants and evaluates their performance and fees charged; reviews the internal audit function; meets with the independent accountants and with appropriate financial personnel and internal auditors regarding corporate financial reporting, accounting procedures and controls, and the scope of internal and independent audits; and evaluates officers' compliance with ethics policies, national and state laws and regulations related to securities, criminal conduct and the environment. The members of the Audit Committees are Messrs. Flynn, Geren and Lowin. Mr. Geren is the Chair of both committees.

    Compensation Committee. This committee reviews the performance of the Company's officers and establishes the appropriate level of base compensation ranges and specific base salaries within such ranges for the officers who report to the Chief Executive Officer; recommends actions with respect to adoption, amendment, administration or termination of compensation, welfare, benefit, pension and other plans related to compensation of employees; reviews the terms and conditions of all employee benefit plans; establishes performance goals for all incentive compensation plans and designates participants in incentive compensation plans for management; oversees the management organization; and makes recommendations to the full board with respect to directors' compensation. Messrs. Flynn, Geren and Lowin are members of the Compensation Committee of TNP and Messrs. Catacosinos, Flynn, Geren and Lowin comprise the Compensation Committee of TNMP. Mr. Flynn chairs both committees.

      During 2001, TNP's board of directors and TNMP's board of directors each held five meetings. The Audit Committee held four meetings and the TNMP Compensation Committee held six meetings, while the TNP Compensation Committee held five meetings. All directors attended all the meetings of the Board of Directors and committees on which they served during 2001.

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

Executive Officers

      The information set forth under "Employees and Executives" in Part 1 is incorporated here by reference.

Item 11. EXECUTIVE COMPENSATION.

      The following table summarizes the compensation paid to the Chief Executive Officers of TNP and TNMP and the other most highly compensated executive officers of TNP and TNMP (the "Named Executive Officers") for services rendered in all capacities to TNP, TNMP and their affiliated companies during 1999, 2000 and 2001.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation	All Other Compensation(3)
Name & Principal Position(1)	Year	Salary	Bonus(2)	Payouts
William J. Catacosinos, Chairman, President and Chief Executive Officer of TNP	2001 2000	$1,419,231 960,577	$407,860 323,596	-- --	$46,024 19,730

Jack V. Chambers, Chairman, President and Chief Executive Officer of TNMP	2001 2000 1999	$342,627 252,181 233,294	$383,719 61,971 99,826	-- $237,059 175,666	$10,997 9,949 11,143

Kevern R. Joyce, Former Chairman, President and Chief Executive Officer of TNMP	2001 2000 1999	$410,616 423,820 391,146	$656,875 104,150 278,466	-- $490,193 304,714	$13,931 10,832 19,174

Manjit S. Cheema, Senior Vice President & Chief Financial Officer of TNMP; Treasurer of TNP; President, First Choice (4)	2001 2000 1999	$241,272 221,485 204,898	$315,940 54,428 94,413	-- $213,573 158,229	$11,660 10,556 10,246

Larry W. Dillon, Vice President-Power Resources, TNMP	2001 2000 1999	$172,212 167,979 155,538	$166,631 41,279 48,682	- $127,289 99,154	$10,546 9,438 7,219

W. Douglas Hobbs, Vice President, Texas Transmission & Distribution Operations of TNMP	2001 2000 1999	$173,093 168,839 156,193	$165,809 42,807 45,119	-- $127,289 102,154	$11,237 10,093 8,105

Michael D. Blanchard, Vice President and General Counsel, TNMP	2001 2000 1999	$168,898 164,747 151,026	$169,774 40,485 48,135	-- $126,964 95,329	$10,437 8,978 6,715

Melissa D. Davis, Vice President - Human Resources, TNMP	2001 2000 1999	$168,898 164,747 152,684	$169,774 40,485 48,569	-- $127,289 97,731	$10,190 8,759 6,773

Patrick L. Bridges, Vice President & Treasurer, TNMP	2001 2000 1999	$168,898 164,747 121,003	$169,774 40,485 44,712	-- $114,483 75,756	$9,642 8,192 4,402

Dennis R. Cash, Former Vice President - Customer Operations of TNMP(5)	2001 2000 1999	$136,418 164,747 150,145	$210,070 45,323 48,076	-- $121,999 85,866	$258,010 9,255 6,803

Theodore A. Babcock, Chief Financial Officer, TNP	2001 2000	$235,043 163,654	$72,929 46,310	-- --	$10,445 8,913

Kathleen M. Marion, Corporate Secretary, TNP	2001 2000	$102,193 71,154	$31,708 20,135	-- --	$6,103 --

      ________________________

(1)  The Named Executive Officers of TNP are Dr. Catacosinos, Mr. Babcock and Ms. Marion. Messrs. Chambers, Cheema, Hobbs, Dillon, Blanchard, Bridges and Ms. Davis are the Named Executive Officers of TNMP. Dr. Catacosinos, Mr. Babcock and Ms. Marion joined TNP on April 7, 2000, the date of the Merger. Prior to the Merger, the Named Executive Officers of TNMP and Messrs. Joyce and Cash were also executive officers of TNP. Mr. Joyce resigned as President and Chief Executive Officer as of April 8, 2001, but continues to be employed by the Company as an adviser to executive management. Mr. Chambers was elected Chairman, President and Chief Executive Officer of TNMP as of April 8, 2001. Information concerning Mr. Cash is set out in Note 5, below.

(2)  The 2001 amounts shown in this column are the bonuses relating to 2001 and paid in 2002. The bonuses of each Named Executive Officer of both companies and Messrs. Joyce and Cash consist of cash awards under the incentive bonus provisions of their respective employment agreements.

(3)  The 2001 amounts in this column and the table below consist of the following items earned or paid in 2001: (a) company contributions to TNP's and TNMP's 401(k) plan, including incentive matching contributions for 2001 paid in 2002; and (b) premiums for group life insurance paid by the Company (none of the Named Executive Officers has any cash value rights related to such insurance).

	401(k) Plan	Life Insurance Premiums
Dr. Catacosinos	$9,705	$36,319
Mr. Chambers	9,705	1,292
Mr. Joyce	9,705	4,226
Mr. Cheema	9,705	1,955
Mr. Dillon	9,705	841
Mr. Hobbs	9,705	1,532
Mr. Blanchard	9,642	795
Ms. Davis	9,642	548
Mr. Bridges	9,642	--
Mr. Cash	4,092	664
Mr. Babcock	9,705	740
Ms. Marion	5,833	270

(4)  Mr. Cheema was named as president of First Choice on April 18, 2001. His compensation for 2001 includes the following amounts from First Choice: $14,205 received as salary during 2001 and incentive compensation of $7,557 earned in 2001 and payable in 2002. In addition, TNMP has allocated to First Choice the portion of the expense associated with Mr. Cheema's TNMP compensation based on the actual time Mr. Cheema has devoted to First Choice matters.

(5)  Mr. Cash resigned from TNMP as of October 1, 2001. The bonus amounts paid to Mr. Cash consist of a payment of $118,877 as an annual bonus under his employment contract with TNMP, and $91,193 as the pro-rated portion of such annual bonus for the period from April 8, 2001, until the date of his resignation. Mr. Cash's compensation reported in the column headed "All Other Compensation" includes $253,254 paid under the severance provisions of his employment contract, in addition to the amounts described in note 3, above.

Pension Plan

      Effective October 1, 1997, TNMP amended its pension plan to change it to a cash balance retirement plan. As amended, the pension plan provides benefits based on an account balance rather than a formula-based benefit. Before that date, the pension plan was a noncontributory defined benefit plan. Employees who, as of October 1, 1997, were at least 55 years of age, or were at least 50 years of age and had at least 10 years of service, can be "grandfathered" in the prior pension plan, and will receive benefits under the plan that provides the greater retirement payments.

      The amended pension plan bases its benefits on an employee's account balance when he or she retires or leaves the company. An employee's initial account balance was based on his or her accrued pension benefits under the pre-amendment plan. The account balance will grow as TNMP adds benefit credits consisting of a percentage of compensation and interest credits based on one-year Treasury constant maturities rates. All employees are eligible to participate in the pension plan. All Named Executive Officers participate in the pension plan, as amended.

      The following table sets forth information concerning annual benefits payable upon normal retirement at age 65 to TNP and TNMP employees under the pre-amendment pension plan, and reflects the "grandfathered" benefit formula for individuals retiring in 2001 with the years of service indicated.

PENSION PLAN TABLE

Years of Service
	Years of Service
Remuneration (1)	15	20	25	30	35	40
$125,000	$29,463	$39,284	$49,105	$58,926	$68,747	$76,872
150,000	35,838	47,784	59,730	71,676	83,622	93,372
175,000	42,213	56,284	70,355	84,426	98,497	109,872
200,000	48,588	64,784	80,980	97,176	113,372	126,372
250,000	61,338	81,784	102,320	122,676	143,122	159,372
300,000	74,088	98,784	123,480	148,176	172,872	192,372
350,000	86,838	115,784	144,730	173,676	202,622	225,372
400,000	99,588	132,784	165,980	199,176	232,372	258,372
450,000	112,338	149,784	187,230	224,676	262,122	291,372
500,000	125,088	166,784	208,480	250,176	291,872	324,372

(1)  Benefits shown do not take into account limits under Section 415 of the Internal Revenue Code of 1986, as amended (the "Tax Code") or the $170,000 salary cap in effect through December 31, 2001, resulting from Tax Code Section 401(a)(17) limits. Consequently, a portion of the benefits would be paid from the Excess Benefit Plan (as defined below).

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

      TNMP made no contribution to the pension plan for 2001.

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

      TNP and the respective subsidiaries of TNP and TNMP are also participants in the Pension and Excess Benefit Plans.

Employment Contracts and Termination, Severance and Change of Control and Arrangements

      Each Named Executive Officer of TNP and TNMP is employed pursuant to a written employment agreement.

      William J. Catacosinos. Dr. Catacosinos is employed by TNP as its Chairman, President and Chief Executive Officer pursuant to an employment agreement dated as of April 7, 2000. The term of his agreement is three years, and such term shall automatically be extended for an additional one year period on each anniversary date of the agreement, unless either Dr. Catacosinos or TNP gives notice to the other at least 90 days prior to any such anniversary date that the Agreement term, as then extended, shall not be extended beyond its then automatically extended term.

      Dr. Catacosinos shall receive an annual base salary of not less than $1,350,000 during the first year of the agreement term, not less than $1,450,000 during the second year, and not less than $1,550,000 per year thereafter. He is entitled to participate in all incentive, pension, retirement, savings, 401(k) and other employee pension benefit plans and programs that TNP and/or TNMP maintains from time to time for the benefit of its senior management executives. He is also entitled to participate in all of TNP's and TNMP's other compensation and employee benefit plans or programs and to receive officer perquisites.

      If Dr. Catacosinos resigns for Good Reason or is terminated without Cause (as his agreement defines such terms), he will be entitled to receive his base salary at the rate then in effect for a period of 18 months after the termination. Such termination or resignation would require 30 days prior written notice to the affected party. If Dr. Catacosinos is terminated for Cause or resigns without Good Reason, he would receive his base salary then in effect through the date of his termination. If he dies or becomes Disabled (as his agreement defines the term), Dr. Catacosinos, his estate or his legal representative, as the case may be, would be entitled to receive his base salary at the rate then in effect for a period of six months from the date of termination. In each instance, Dr. Catacosinos would also be entitled to any base salary that has accrued but is not yet paid as of the termination date, immediate payment of any unpaid compensation due to him as of the termination date, reimbursement of all reasonable business expenses incurred but not yet paid, payment for all unused accrued vacation days, and any other compensation and benefits payable pursuant to any applicable TNP and/or TNMP plans or programs.

      Mr. Babcock and Ms. Marion. TNP entered into employment agreements with Mr. Babcock and Ms. Marion as of March 15, 2001. Each agreement has a three-year term, beginning on March 15, 2001 and specifies the position and duties of the executive and the compensation and benefits provided to the executive during the agreement term. Each agreement specifies that the executive will receive a minimum level of compensation during each year of the agreement's term and participate in all company benefit plans. The minimum compensation for Mr. Babcock is $230,000 and for Ms. Marion is $100,000. This compensation will consist of:

  An annual base salary. The base salary for Mr. Babcock is $230,000 and for Ms. Marion is $100,000. The salary may be adjusted annually in an amount equal to annual merit increases for TNMP employees.

  An annual incentive bonus ranging from 0 percent to 37.5 percent of the executive's base salary based on the executive's attainment of certain pre-established financial and operational goals, and subject to employment through the end of the relevant calendar year. The target annual incentive bonus will be equal to 25 percent of base salary in each case.

      Each agreement provides that if the company terminates the executive for any reason other than Cause or if the executive resigns for Good Reason (as each agreement defines such terms), he or she will be entitled to the greater of either (a) a continuation of the executive's then-current annual salary for a period of 18 months, and any annual incentive bonus that becomes payable during the 18 month period, pro-rated for any partial year, or (b) a lump sum payment equal to the then current annual salary divided by twelve and multiplied by the total number of months between the date of termination and the termination date of the agreement, plus an amount equal to the incentive compensation for the year in which the termination occurs, pro rated for the number of months employed during that year. In addition, each executive would be vested in the pension benefit and entitled to credit on his or her pension plan accruals based on his or her annual salary immediately prior to termination applied to the months between such termination and March 14, 2004.

      If there is a change of control, and the executive is terminated without Cause or terminates his or her employment for Good Reason, the executive will be entitled to a lump sum payment equal to three times the executive's then current annual salary and medical insurance for three years at a cost to the executive equal to that paid by TNMP employees. The lump sum payment in the event of a change of control would be grossed up by the amount of any federal, state or income tax liability and any excise tax liability under the Internal Revenue Code attributable to these lump sum and tax liability payments.

      Messrs. Chambers, Cheema, Dillon, Hobbs, Blanchard and Bridges and Ms. Davis. TNMP entered into three-year employment agreements with Messrs. Cheema, Dillon, Hobbs, Blanchard and Bridges and Ms. Davis as of April 7, 2000, the effective date of the Merger. TNMP entered into a new two-year employment agreement with Mr. Chambers as of April 8, 2001. Each specifies the position and duties of, and compensation and benefits provided to the executive during the agreement term.

      Each employment agreement provides that the named executive will receive a minimum level of compensation during each year of the agreement's term. The minimum compensation for (i) Mr. Chambers is $751,831; (ii) Mr. Cheema is $525,000; and (iii) Messrs. Dillon, Hobbs, Blanchard, Bridges and Ms. Davis is $330,000. This compensation will consist of:

    An annual base salary and an annual bonus payable in a lump sum on each of the first, second and third anniversaries of the new agreement, provided the executive is still employed by TNMP. The base salary and annual bonus, respectively, for (i) Mr. Chambers are $380,000 and $276,831; (ii) Mr. Cheema are $227,066 and $241,167; (iii) Mr. Dillon are $172,212 and $114,736; (iv) Mr. Hobbs are $173,093 and $113,634; (v) Messrs. Blanchard and Bridges and Ms. Davis are $168,898 and $118,877.

    An annual incentive bonus ranging from 0 percent to 37.5 percent of the executive's base salary based on his or her attainment of certain pre-established financial and operational goals, and subject to employment through the end of the relevant calendar year. The target annual incentive bonus will be equal to 25 percent of base salary in each case; and

    An additional bonus equal to the shortfall from the minimum level of compensation including base salary, annual bonus and annual incentive bonus, provided the executive is still employed by TNMP on the anniversary date of his or her employment agreement.

      Each employment agreement also provides that if the company terminates the executive for any reason other than Cause or if the executive resigns for Good Reason (each term is defined in each of employment agreements), the executive will be entitled to receive:

    an amount equal to the product of (i) his or her average annual base salary received under the executive's employment agreement prior to the date of his or her termination, and (ii) a fraction having a numerator equal to the number of months (or portion thereof) remaining from the date of such termination of employment until the third anniversary of the date of the employment agreement, and a denominator equal to 12, and an amount equal to the product of (x) the amount of his or her annual bonus, and (y) a fraction having a numerator equal to the number of months (or portion thereof) he or she was employed by the company in the year of the executive's termination of employment, and a denominator equal to 12.

    an amount equal to the sum of any excise taxes that the executive would incur as a result of the payment of these amounts, and any additional federal, state or local income tax liability and excise tax liability attributable to the payments described in this sentence.

      Mr. Chambers has also entered into an additional one-year employment agreement with TNMP that will be effective on April 8, 2003, and that provides that Mr. Chambers will receive a base salary of not less than $380,000 and an annual incentive bonus that will be based on the attainment of financial and operational goals of the Company to be established.

      Each of Mr. Chambers' agreements also provides that if Mr. Chambers' employment is terminated for any reason, he (or his estate, in the event of his death) shall be entitled to receive a special lump sum retirement benefit equal to $848,677. Mr. Cheema's agreement contains a like provision under which he would be entitled to receive a special lump sum retirement benefit equal to $700,000.

      If any executive's employment is terminated for Cause, all rights under his or her employment agreement (other than the special retirement benefits for Messrs. Chambers and Cheema described above) shall cease and the executive shall not be entitled to any additional compensation or payments under his or her employment agreement.

Joint Report on Executive Compensation of TNP and TNMP Compensation Committees

      The TNP and TNMP Compensation Committees oversee all executive compensation matters of TNP and TNMP. Messrs. Flynn, Lowin and Geren are members of both Committees.

      Dr. Catacosinos, TNP's Chairman and CEO, is a member of the TNMP Compensation Committee only. He is not an officer or employee of TNMP. Dr. Catacosinos has executed this report only as it relates to TNMP compensation matters.

      Employment Agreements. The Named Executive Officers of TNP and TNMP are compensated in accordance with their respective employment agreements.

      The employment agreements for the TNMP Named Executive Officers and Dr. Catacosinos were in place when the Committees were formed in 2000. Each TNMP employment agreement provides that the officer will continue to perform duties consistent with his or her then-current duties at a minimum level of compensation over the three-year period following the Merger, or until April 2003.

      The TNP Committee approved employment agreements for the remaining TNP Named Executive Officers during 2001. The purpose of the additional employment agreements was to provide TNP's officers with compensation and incentive packages based upon and comparable to the compensation and incentive packages provided to TNMP's officers.

      The terms of these employment agreements are described in more detail in this Annual Report at "Executive Compensation-Employment Contracts and Termination, Severance and Change of Control Arrangements."

      Incentive Compensation. A portion of each Named Executive Officer's compensation under his or her employment agreement consists of an annual incentive bonus. This bonus may range from 0 percent to 37.5 percent of the officer's base salary, and is based on the attainment of certain pre-established financial and operational goals. It is also subject to the officer's employment with TNP or TNMP through the end of the relevant year.

      TNP and TNMP paid the incentive bonuses for the 2001 performance period in February 2002. The performance measures used were the same measures used in the TNP and TNMP Management Short-Term and Broad-Based Incentive Compensation Plans, (i) a cash flow financial measure and (ii) TNMP operational performance measures of customer satisfaction, system reliability and safety, and other measures of performance. The overall attainment of the performance measures resulted in a payout of 118.4 percent of target, or approximately 29.6 percent of their annual base salary. The performance measures were generally at or above target. One performance measure, operational and maintenance ("O&M") expenses, required that such expenses remain below specified amounts. Those expenses exceeded the amount that would have permitted a payout related to that goal. Because a portion of the O&M expenses causing this overage were higher than forecast sales commissions paid by First Choice for new customers secured by First Choice, the Committees approved an adjustment to this goal to permit a minimum payout related to that goal.

      In 2001, a portion of TNP and TNMP's matching contribution to the TNMP 401(k) retirement plan for employees was also based on the same financial performance measure used in the TNP and TNMP Management Short-Term and Broad-Based Incentive Compensation Plans. The financial performance measure was above its target goal. The Company made an incentive matching contribution to the 401(k) accounts of eligible participants, including executive officers, equal to approximately 46 percent of the total amount that TNP and TNMP matched during 2001.

   Compensation of TNP Chairman and Chief Executive Officer.

      TNP compensated Dr. Catacosinos in accordance with the terms of his employment agreement, which is described in this Annual Report under "Executive Compensation - Employment Contracts and Termination, Severance and Change of Control Arrangements." His agreement sets forth the base salary that he received during 2001. Under his agreement, he is entitled to participate in all incentive, pension, retirement, savings, 401(k) and other employee pension benefit plans and programs that the Company and/or TNMP maintain for the benefit of TNMP's senior management executives. He participates in such plans at the same levels and on the same terms as do TNMP senior management executives. Accordingly, he receives an annual incentive bonus ranging from 0 percent to 37.5 percent of his base salary, provided he remains employed by the Company through the end of each calendar year during the term of his employment agreement. His incentive performance measures and goals are the same as those applicable to the Management Short-Term and Broad-Based Incentive Compensation Plans described above.

   Compensation of TNMP Chairman and Chief Executive Officer.

      Mr. Chambers' compensation was as provided in his employment contract, which became effective on April 8, 2001, when he was elected Chairman, President and Chief Executive Officer of TNMP. This agreement is described in this report under "Executive Compensation - Employment Contracts and Termination, Severance and Change of Control Arrangements."

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

TNP Compensation Committee James T. Flynn, Chair Preston M. Geren, III Leeam Lowin	TNMP Compensation Committee James T. Flynn, Chair William J. Catacosinos Preston M. Geren, III Leeam Lowin

      The Joint Compensation Committee Report on Executive Compensation will not be deemed incorporated by reference by any general statement incorporating this report by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that TNP or TNMP specifically incorporates the information by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      SW Acquisition owns 100 percent of the common equity interests of TNP. The following table sets forth the beneficial ownership of TNP as of the date of this report.

Name of Beneficial Owner	Percent of Class

SW Acquisition (1)	100.0%
William J. Catacosinos (2)	100.0%
Jack V. Chambers(3)	0.0%
Leeam Lowin (3)	0.0%
James T. Flynn(3)	0.0%
Preston M. Geren, III(3)	0.0%
Theodore A. Babcock(4)	0.0%
Kathleen A. Marion(4)	0.0%
Manjit S. Cheema(3)	0.0%
Larry W. Dillon(3)	0.0%
W. Douglas Hobbs(3)	0.0%
Michael D. Blanchard(3)	0.0%
Melissa D. Davis(3)	0.0%
Patrick L. Bridges(3)	0.0%
All directors and officers as a group (2)	100.0%

________________________

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

(3)  The address for Messrs. Chambers, Lowin, Geren, Cheema, Dillon, Hobbs, Blanchard, and Bridges, and Ms. Davis is 4100 International Plaza, Fort Worth, Texas 76109.

(4)  The address for Mr. Babcock and Ms. Marion is 2 Robbins Lane, Suite 201, Jericho, New York 11753.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      At the time of the Merger, and in accordance with the SW Acquisition limited partnership agreement, TNP and Laurel Hill entered into a Management Services Agreement under which TNP engaged Laurel Hill as its agent to provide certain management and financial advisory services to TNP. These services include an assessment of TNP's competitive environment, development and implementation of a strategic plan, assessment and implementation of financing strategies, development and implementation of operating budgets, development and implementation of marketing and sales initiatives, regulatory advice, and other advice relating to the enhancement of shareholder value, all for the purpose of assisting TNP in developing and executing its long-term business goals and strategy. During the term of this agreement, TNP is paying Laurel Hill an annual fee of $1,200,000, payable in monthly installments. This agreement has a three-year initial term that expires in 2003, and will automatically renew thereafter for successive one-year terms. It provides that TNP will indemnify Laurel Hill, its agents and the companies controlling Laurel Hill for losses arising out of the Agreement or Laurel Hill's duties thereunder. Dr. Catacosinos is the Manager of Laurel Hill. Laurel Hill is a limited partner of SW Acquisition.

      Laurel Hill received a transaction fee of $200,000 in connection with the sale of non-utility property to a third party. TNP Technologies, LLC, a wholly owned subsidiary of TNP sold the property, for $4 million during 2001. Laurel Hill received the fee pursuant to provisions of the SW Acquisition limited partnership agreement.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following financial statements are filed as part of this report:
		Page
	Reports of Independent Public Accountants	23

	TNP
	Consolidated Statements of Income, Three Years Ended December 31, 2001	27
	Consolidated Statements of Cash Flows, Three Years Ended December 31, 2001	28
	Consolidated Balance Sheets, December 31, 2001, and 2000	29
	Consolidated Statements of Capitalization, December 31, 2001, and 2000	30
	Consolidated Statements of Common Shareholders' Equity, Three Years Ended December 31, 2001	31

	TNMP
	Consolidated Statements of Income, Three Years Ended December 31, 2001	32
	Consolidated Statements of Cash Flows, Three Years Ended December 31, 2001	33
	Consolidated Balance Sheets, December 31, 2001, and 2000	34
	Consolidated Statements of Capitalization, December 31, 2001, and 2000	35
	Consolidated Statements of Common Shareholder's Equity, Three Years Ended December 31, 2001	36
	Notes to Consolidated Financial Statements	37
	Selected Quarterly Consolidated Financial Data - TNP	49

	Report on Form 8-K: None.

(b)	The Exhibit Index on pages 62 - 63 is incorporated here by reference.

(c)	All financial statement schedules are omitted, as the required information is not applicable or the information is presented in the consolidated financial statements or related Notes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

TNP ENTERPRISES, INC.

Date: March 28, 2002	By: \s\ Theodore A. Babcock
Theodore A. Babcock, Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date: March 28, 2002	By: \s\ Manjit S. Cheema
Manjit S. Cheema, Senior Vice President & Chief Financial Officer

Date: March 28, 2002	By: \s\ Scott Forbes
Scott Forbes, Vice President - Chief Accounting & Information Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

	Title	Date

By: \s\ Jack V. Chambers, Jr.	Chairman, President & Chief	3/28/02
Jack V. Chambers, Jr.	Executive Officer of TNMP

By: \s\ William J. Catacosinos	Chairman, President & Chief	3/28/02
William J. Catacosinos	Executive Officer of TNP

By: \s\ Manjit S. Cheema	Senior Vice President & Chief Financial Officer	3/28/02
Manjit S. Cheema	of TNMP; Treasurer of TNP

By: \s\ Theodore A. Babcock	Chief Financial Officer of TNP	3/28/02
Theodore A. Babcock

By: \s\ Scott Forbes	Vice President - Chief Accounting	3/28/02
Scott Forbes	& Information Officer of TNMP

By: \s\ James T. Flynn	Director	3/28/02
James T. Flynn

By: \s\ Preston M. Geren III	Director	3/28/02
Preston M. Geren III

By: \s\ Leeam Lowin	Director	3/28/02
Leeam Lowin

EXHIBIT INDEX

      Exhibits filed with this report are denoted by "*."

Exhibit No.	Description
TNP incorporates the following Exhibits by reference to the Exhibits and filings noted in parenthesis.

3(a)	Amended and Restated Articles of Incorporation (Ex. 3(a)(i), TNP Form 10-Q, quarter ended March 31, 2000).

3(b)	Amended and Restated Bylaws (Ex. 3(a)(ii), TNP Form 10-Q, quarter ended March 31, 2000).

3(c)	Articles of Merger of ST Acquisition Corp. with and into TNP Enterprises, Inc. (Ex.3 (a)(iii) TNP Form 10-Q, quarter ended March 31, 2000).

4(a)

Statement of Resolution Decreasing Series A Preferred Stock, Eliminating Series B Preferred Stock and Establishing Two New Series of Shares, (Series C & D) filed with the Secretary of the State of Texas on May 25, 2000, by the Registrant (Exhibit 4.1, Form S-4, File No. 333-42116, filed July 24, 2000).

4(b)	Form of 14 1/2% Redeemable Preferred Stock of the Registrant. (Exhibit 4.2, Form S-4, File No. 333-42116, filed July 24, 2000).

4(c)	Unit Agreement dated as of May 26, 2000, among TNP Enterprises, Inc., SW Acquisition, L.P. and The Bank of New York, as Unit Agent. (Exhibit 4.5, Form S-4, File No. 333-42116, filed July 24, 2000).

4(d)	Warrant Agreement, dated as of May 26, 2000, between SW Acquisition, L.P. and The Bank of New York, as Warrant Agent (Exhibit 4.6, Form S- 4, File No. 333-42116 filed July 24, 2000).

4(e)	Indenture, dated as of April 7, 2000, between ST Acquisition Corp. and The Bank of New York, as Trustee. (Exhibit 4-A, Form 8-K filed April 7, 2000).

4(f)	First Supplemental Indenture dated as of April 7, 2000, between the Registrant and The Bank of New York, as Trustee. (Exhibit 4-B, Form 8- K filed April 7, 2000).

4(g)	Form of 10.25% Senior Subordinated Exchange Note of the Registrant. (Exhibit 4-A, Form 8-K filed April 7, 2000).

TNMP incorporates the following Exhibits by reference to the Exhibits and filings noted in parenthesis.

3(i)	Amended and Restated Articles of Incorporation. (Ex. 3(b)(i), TNMP Form 10-Q, quarter ended March 31, 2000).

3(ii)	Amended and Restated Bylaws, (Ex. 3(b)(ii), TNMP Form 10-Q, quarter ended March 31, 2000).

3(iii)	Articles of Amendment filed April 25, 2001. (Ex. 3, TNMP Form 10-Q, quarter ended June 30, 2001).

*3(iv)	Articles of Amendment filed August 16, 2001.

TNP and TNMP incorporate the following Exhibits by reference to the Exhibits and filings noted in parenthesis.

4(a)	Indenture dated Jan. 1, 1999 between TNMP and the Chase Bank of Texas, N. A. (Ex. 4(w), TNMP 1998 Form 10-K).

4(b)	First Supplemental Indenture dated Jan. 1, 1999 to Indenture dated Jan. 1, 1999 between TNMP and the Chase Bank of Texas, N. A. (Ex. 4(x), TNMP 1998 Form 10-K).

Contracts Relating to TNP One

10(a)	Fuel Supply Agreement, dated Nov. 18, 1987, between Phillips Coal Company and TNMP (Ex. 10(j), TNMP 1987 Form 10-K).

10(a)1	Amendment No. 1, dated April 1, 1988, to Fuel Supply Agreement dated Nov. 18, 1987, between Phillips Coal Company and TNMP (Ex. 10(a)1, TNP and TNMP 1994 Form 10-K).

-62-

10(a)2

Amendment No. 2, dated Nov. 29, 1994, between Walnut Creek Mining Company and TNMP, to Fuel Supply Agreement dated Nov. 18, 1987, between Phillips Coal Company and TNMP, (Ex. 10(a)2, TNP and TNMP 1994 Form 10-K).

Power Supply Contracts

10(b)	Amended and Restated Agreement for Electric Service dated May 14, 1990, between TNMP and Texas Utilities Electric Company (Ex. 10(vv), TNMP 1990 Form 10-K).

10(b)1

Amendment dated April 19, 1993 to Amended and Restated Agreement for Electric Service between TNMP and Texas Utilities Electric Company (Ex. 10(ii)1, 1993 Form S-2, Registration Statement, File No. 33-66232).

10(b)2	Letter agreement dated Nov. 24, 1997 between TNMP and Texas Utilities Electric Company (Ex. 10(qq), TNMP 1998 Form 10-K).

10(c)	Contract dated April 29, 1987, between TNMP and El Paso Electric Company (Ex. 10(f), Form 8 applicable to TNMP 1986 Form 10-K).

10(d)	Interconnection Agreement between TNMP and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19, 1984 (Ex. 10(j), Form 8 applicable to TNMP 1986 Form 10-K).

10(e)	Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987 (Ex. 10(l), Form 8 applicable to TNMP 1986 Form 10-K).

10(f)	Amendment No. 1, dated Nov. 21, 1994, to Interchange Agreement between TNMP and El Paso Electric Company (Ex. 10(nn)1, TNP and TNMP 1994 Form 10-K).

10(g)	DC Terminal Participation Agreement between TNMP and El Paso Electric Company dated Dec. 8, 1981 as amended (Ex. 10(m), Form 8 applicable to TNMP 1986 Form 10-K).

Management Contracts

10(h)	Agreement dated April 7, 2000 between William J. Catacosinos and TNP. (Ex. 10(m), TNP 2000 Form 10-K).

10(i)	Agreement dated April 6, 2000 between Kevern R. Joyce and TNMP. (Ex. 10(n), TNMP 2000 Form 10-K).

*10(j)	Agreements dated April 8, 2001, and April 16, 2001 between Jack V. Chambers and TNMP.

10(k)	Agreement dated April 6, 2000 between Manjit S. Cheema and TNMP. (Ex. 10(p), TNP 2000 Form 10-K).

*10(l)	Agreement dated April 6, 2000 between Larry W. Dillon and TNMP.

10(m)	Agreement dated April 6, 2000 between W. Douglas Hobbs and TNMP. (Ex. 10(r), TNP 2000 Form 10-K).

*10(n)	Agreement dated April 6, 2000 between Michael D. Blanchard and TNMP.

*10(o)	Agreement dated April 6, 2000 between Melissa D. Davis and TNMP.

*10(p)	Agreement dated April 6, 2000 between Patrick L. Bridges and TNMP.

*10(q)	Agreement dated March 15, 2001 between Theodore A. Babcock and TNP.

*10(r)	Agreement dated March 15, 2001 between Kathleen Marion and TNMP

*21	Subsidiaries of the Registrants.