Form 10-Q
period 2002-03-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2002-05-08
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
(X) COMBINED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

____________________________________________________________________________________________________________
Commission File Number: 1-8847

TNP ENTERPRISES, INC. (Exact name of registrant as specified in its charter)
Texas (State of Incorporation)	75-1907501 (I.R.S. employer identification number)

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113 (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: 817-731-0099

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
______________________________________________________________________________________________________________
Commission File Number: 2-97230

TEXAS-NEW MEXICO POWER COMPANY (Exact name of registrant as specified in its charter)
Texas (State of Incorporation)	75-0204070 (I.R.S. employer identification number)

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113 (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: 817-731-0099

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
Combined Quarterly Report on Form 10-Q for the Period Ended March 31, 2002

        This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc. and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.
TABLE OF CONTENTS
PART 1. FINANCIAL STATEMENTS

Item 1.	Financial Statements.

	TNP Enterprises, Inc. (TNP) and Subsidiaries:

	Consolidated Statements of Income (Loss)
	Three Month Periods Ended March 31, 2002 and 2001	3

	Consolidated Statements of Cash Flows
	Three Month Periods Ended March 31, 2002 and 2001	4

	Consolidated Balance Sheets
	March 31, 2002, and December 31, 2001	5

	Texas-New Mexico Power Company (TNMP) and Subsidiaries:

	Consolidated Statements of Income
	Three Month Periods Ended March 31, 2002 and 2001	6

	Consolidated Statements of Cash Flows
	Three Month Periods Ended March 31, 2002 and 2001	7

	Consolidated Balance Sheets
	March 31, 2002, and December 31, 2001	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings.	18

Item 6.	Exhibits and Reports on Form 8-K	18

	(a) Exhibit Index	18

	(b) Reports on Form 8-K	18

Statement Regarding Forward Looking Information		18

Signature Page		18

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands)

OPERATING REVENUES	$ 120,664	$ 168,354

OPERATING EXPENSES:
Purchased power and fuel	54,255	104,575
Other operating and maintenance	29,332	25,059
Depreciation and amortization	7,021	13,511
Charge for recovery of stranded plant	(733)	3,112
Taxes other than income taxes	8,067	8,420
Total operating expenses	97,942	154,677

OPERATING INCOME	22,722	13,677
Other income and deductions, net	102	480

INCOME BEFORE INTEREST CHARGES
AND INCOME TAXES	22,824	14,157

INTEREST CHARGES:
Interest on long-term debt	13,719	17,761
Other interest and amortization of debt-related costs	1,276	1,134
Total interest charges	14,995	18,895

INCOME (LOSS) BEFORE INCOME TAXES	7,829	(4,738)
Income taxes	2,659	(1,597)

INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING	5,170	(3,141)
Cumulative effect of change in accounting for
major maintenance costs, net of taxes (Note 3)	-	(1,170)

NET INCOME (LOSS)	5,170	(4,311)
Dividends on preferred stock and other	4,491	3,919

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ 679	$ (8,230)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 72,436	$ 181,367
Purchased power and fuel costs paid	(58,694)	(106,789)
Cash paid for payroll and to other suppliers	(27,700)	(26,111)
Interest paid, net of amounts capitalized	(10,616)	(12,086)
Income taxes refunded	-	2,000
Other taxes paid	(17,832)	(16,550)
Other operating cash receipts and payments, net	-	(73)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(42,406)	21,758

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(7,575)	(7,975)
Other investing activities	-	(913)

NET CASH USED IN INVESTING ACTIVITIES	(7,575)	(8,888)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from (repayments to) revolving credit facilities - net
TNMP/FCP $325 million facility	52,000	(11,000)
Other	(5,839)	-
Redemptions:
TNP term loan	(400)	(400)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	45,761	(11,400)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,220)	1,470
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,145	8,110
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 9,925	$ 9,580

RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$ 5,170	$ (4,311)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	-	1,170
Depreciation and amortization	7,021	13,511
Charge for recovery of stranded plant	(733)	3,112
Amortization of debt-related costs and other deferred charges	1,053	1,031
Allowance for funds used during construction	(86)	(41)
Deferred income taxes	1,129	(2,038)
Investment tax credits	(390)	(868)
Deferred purchased power and fuel costs	10,143	9,712

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(50,145)	6,311
Accounts payable	(3,271)	(4,249)
Accrued interest	3,190	5,814
Accrued taxes	(7,843)	(3,771)
Changes in other current assets and liabilities	(9,824)	(694)
Other, net	2,180	(2,931)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (42,406)	$ 21,758

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31,
	(Unaudited)	2001
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 9,925	$ 14,145
Accounts receivable, net	59,682	9,537
Materials and supplies, at lower of cost or market	1,053	1,109
Deferred purchased power and fuel costs	2,142	1,852
Accumulated deferred income taxes	230	1,622
Assets held for sale	103,500	103,500
Other current assets	690	651
Total current assets	177,222	132,416

UTILITY PLANT:
Electric plant	543,856	538,025
Construction work in progress	4,899	3,147
Total	548,755	541,172
Less accumulated depreciation	53,842	46,821
Net utility plant	494,913	494,351

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	3,763	3,763
Goodwill	270,256	270,256
Recoverable stranded costs	312,677	311,944
Deferred charges	49,025	51,827
Total long-term and other assets	635,721	637,790
	$ 1,307,856	$ 1,264,557

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ 1,600	$ 1,600
Accounts payable	30,330	33,601
Accrued interest	17,029	13,839
Accrued taxes	16,158	24,001
Customers' deposits	5,971	5,780
Other current liabilities	7,648	23,518
Total current liabilities	78,736	102,339

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	21,098	10,665
Accumulated deferred income taxes	113,671	113,748
Accumulated deferred investment tax credits	20,402	20,792
Deferred credits	38,145	38,000
Total long-term and other liabilities	193,316	183,205

LONG-TERM DEBT, LESS CURRENT MATURITIES	830,632	779,011

SHAREHOLDERS' EQUITY:
Common shareholder's equity:
Common stock - no par value per share. Authorized 1,000,000
shares; issued 100 shares	100,000	100,000
Accumulated deficit	(20,510)	(21,189)
Total common shareholder's equity	79,490	78,811
Redeemable cumulative preferred stock	125,682	121,191
Total shareholders' equity	205,172	200,002

COMMITMENTS AND CONTINGENCIES (Note 7)
	$ 1,307,856	$ 1,264,557

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands)

OPERATING REVENUES	$ 77,578	$ 168,354

OPERATING EXPENSES:
Purchased power and fuel	30,534	104,575
Other operating and maintenance	18,170	23,428
Depreciation of utility plant	6,964	10,590
Charge for recovery of stranded plant	(733)	3,112
Taxes other than income taxes	6,749	8,261
Total operating expenses	61,684	149,966

OPERATING INCOME	15,894	18,388
Other income and deductions, net	58	407

INCOME BEFORE INTEREST CHARGES
AND INCOME TAXES	15,952	18,795

INTEREST CHARGES:
Interest on long-term debt	4,584	7,271
Other interest and amortization of debt-related costs	882	717
Total interest charges	5,466	7,988

INCOME BEFORE INCOME TAXES	10,486	10,807
Income taxes	3,361	2,921

INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING	7,125	7,886
Cumulative effect of change in accounting for
major maintenance costs, net of taxes (Note 3)	-	(1,170)

NET INCOME	$ 7,125	$ 6,716

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 43,604	$ 181,348
Purchased power and fuel costs paid	(49,137)	(106,789)
Cash paid for payroll and to other suppliers	(16,180)	(24,532)
Interest paid, net of amounts capitalized	(7,620)	(9,517)
Other taxes paid	(18,050)	(16,492)
Other operating cash receipts and payments, net	(44)	(145)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(47,427)	23,873

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(7,308)	(7,965)
Additions to other property	-	(128)

NET CASH USED IN INVESTING ACTIVITIES	(7,308)	(8,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stocks	(5,000)	(4,000)
Borrowings from (repayments to) revolving credit facilities - net
$325 million facility	58,000	(11,000)
Capitalization of First Choice Power	(23,000)	-
Intercompany note payable	25,000	-
Other	(5,839)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	49,161	(15,000)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,574)	780
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,634	2,613
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 60	$ 3,393

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$ 7,125	$ 6,716
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	-	1,170
Depreciation of utility plant	6,964	10,590
Charge for recovery of stranded plant	(733)	3,112
Amortization of debt-related costs and other deferred charges	636	614
Allowance for funds used during construction	(86)	(41)
Deferred income taxes	1,546	(631)
Investment tax credits	(390)	(395)
Deferred purchased power and fuel costs	10,143	9,712

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(30,374)	6,293
Accounts payable	(19,514)	(4,252)
Accrued interest	(2,927)	(2,107)
Accrued taxes	(9,096)	(4,566)
Changes in other current assets and liabilities	(14,719)	(400)
Other, net	3,998	(1,942)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (47,427)	$ 23,873

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31,
	(Unaudited)	2001
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 60	$ 5,634
Accounts receivable, net	35,962	5,588
Materials and supplies, at lower of cost or market	1,053	1,109
Deferred purchased power and fuel costs	2,142	1,852
Accumulated deferred income taxes	177	1,570
Assets held for sale	103,500	103,500
Other current assets	313	520
Total current assets	143,207	119,773

UTILITY PLANT:
Electric plant	757,791	757,230
Construction work in progress	4,899	3,147
Total	762,690	760,377
Less accumulated depreciation	270,477	266,728
Net utility plant	492,213	493,649

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	333	334
Recoverable stranded costs	312,677	311,944
Deferred charges	10,736	15,099
Total long-term and other assets	323,746	327,377
	$ 959,166	$ 940,799

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 12,438	$ 31,952
Accrued interest	2,599	5,526
Accrued taxes	13,117	22,213
Customers' deposits	1,083	5,776
Other current liabilities	16,108	28,310
Total current liabilities	45,345	93,777

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	21,098	10,665
Accumulated deferred income taxes	125,228	124,889
Accumulated deferred investment tax credits	20,402	20,792
Deferred credits	10,893	10,854
Total long-term and other liabilities	177,621	167,200

LONG-TERM DEBT, LESS CURRENT MATURITIES	425,432	342,411

COMMON SHAREHOLDER'S EQUITY:
Common stock, $10 par value per share
Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,381	222,149
Retained earnings	113,810	115,685
Accumulated other comprehensive loss	(530)	(530)
Total common shareholder's equity	310,768	337,411

COMMITMENTS AND CONTINGENCIES (Note 7)
	$ 959,166	$ 940,799

The accompanying notes are an integral part of these consolidated financial statements.

TNP Enterprises Inc. and Subsidiaries
Texas-New Mexico Power Company and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.    Interim Financial Statements

      The interim consolidated financial statements of TNP and subsidiaries, and TNMP and subsidiaries, are unaudited, and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP's and TNMP's 2001 Combined Annual Report on Form 10-K.

      Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholder's equity.

Note 2.   Regulatory Matters

   Texas

      Retail Competition. As reported in the 2001 Combined Annual Report on Form 10-K, retail competition began under the provisions of the legislation (Senate Bill 7) that established retail competition in Texas on January 1, 2002. In accordance with Senate Bill 7, TNMP separated its Texas utility operations into three components. First Choice Power (First Choice), TNMP's affiliated retail electric provider, assumed the activities related to the sale of electricity to retail customers in Texas, while Texas Generating Company (TGC) became the unregulated entity performing generation activities. The operations of First Choice are included in the consolidated financial statements of TNP. TNMP continues to operate its regulated transmission and distribution business in Texas.

      The beginning of retail competition affected the methods by which TNMP recovers its purchased power and fuel costs. Prior to December 31, 2001, fuel and the energy-related portion of purchased power costs were recovered from customers through the fuel adjustment clause authorized by the Public Utility Commission of Texas (PUCT). The demand-related portion of purchased power was recovered through base rates and is not subject to adjustment or future reconciliation. Effective January 1, 2002, First Choice assumed the energy supply activities related to the sale of electricity to retail customers in Texas. Senate Bill 7 created a competitive retail electricity market in Texas and contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat to recognize changes in natural gas prices. As a result, changes in fuel and purchased power costs will affect First Choice's operating results.

      As of March 31, 2002, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $21.1 million. TNMP will carry its over-recovered balance of fuel and energy related purchased power costs to the 2003 final fuel reconciliation. This proceeding will reconcile fuel and energy-related purchased power costs incurred between January 1, 2000, and December 31, 2001, in accordance with the provisions of Senate Bill 7. TNMP's over-recovered balance of fuel and energy-related purchased power costs from the final fuel reconciliation will be included in the true-up of stranded costs that will occur in 2004. Subject to the results of the final fuel reconciliation, the over-recovered balance would reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers. See Note 4 for additional discussion of TNMP's stranded costs.

      Clawback. Senate Bill 7 includes a provision, commonly known as the "clawback", that would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. TNMP will include the credit, if any, in the true-up proceeding that will occur in 2004. The maximum credit to TNMP is limited to $150 multiplied by the difference between the number of price-to-beat First Choice customers and the number of competitively acquired residential and small commercial First Choice customers as of January 1, 2004. First Choice and TNMP are currently unable to estimate the effect, if any, that the clawback will have on their respective results of operations or financial condition.

      2001 Excess Earnings. In March 2002, TNMP filed its Annual Report with the PUCT. The Annual Report detailed TNMP's calculation of excess earnings under the provisions of Senate Bill 7. The Annual Report showed that TNMP had no excess earnings for the year ended December 31, 2001. Accordingly, TNMP's first quarter financial results reflect the reversal of $0.7 million of excess earnings that had been estimated as of December 31, 2001.

      Merger Commitments. As conditions for approval of TNP's acquisition by SW Acquisition, L.P. (the Merger), TNMP made a number of commitments to both the PUCT and New Mexico Public Regulation Commission. The commitments cover a wide range of financial, operational, electric reliability, and other standards that TNMP agreed to honor. TNMP made 55 commitments in New Mexico and Texas, of which 47 are currently in effect. TNMP monitors compliance on a monthly basis and could be subject to financial penalties for non-compliance with certain commitments. As of March 31, 2002, TNMP was not in compliance with certain commitments regarding electric reliability standards in Texas. TNMP estimates that penalties for non-compliance with these commitments will be approximately $0.1 million and expects resolution of this matter in the first half of 2002.

Note 3.    Accounting Developments

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

   Accounting for Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which TNP adopted on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. TNP stopped amortizing goodwill recorded as a result of the Merger upon adoption of SFAS 142. For the three months ended March 31, 2001, goodwill amortization was $2.9 million. In conjunction with the adoption of SFAS 142, TNP tested the goodwill related to the Merger for impairment and concluded that the fair value of the goodwill exceeded its carrying value. Accordingly, TNP made no adjustment to goodwill upon the adoption of SFAS 142. TNP will test the goodwill for impairment on an annual basis, or more frequently if certain circumstances require.

      In accordance with SFAS 142, the effect of this accounting standard was applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year is as follows (in thousands):
	For the Three Months Ended
	March 31, 2002	March 31, 2001

Net income (loss) before cumulative effect of change in accounting	$ 5,170	$ (3,141)
Net income (loss)	5,170	(4,311)

Add: Goodwill amortization, net of tax	-	1,886

Adjusted net income (loss) before cumulative effect of change in accounting	5,170	(1,255)
Adjusted net income (loss)	$ 5,170	$ (2,425)

Note 4.   Sale of Assets

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

      As a result of evaluating the bids, TNMP adjusted the carrying value of TNP One to its estimated fair market value, less cost to sell, of approximately $103.5 million at December 31, 2001. The difference between the fair value of TNP One, net of selling costs, and its book value of approximately $418.4 million will be recoverable from TNMP's Texas transmission and distribution customers under the provisions of Senate Bill 7. Accordingly, TNMP recorded a regulatory asset for recoverable stranded cost of approximately $314.9 million at December 31, 2001.

      The adjusted carrying value of TNP One was reclassified in the balance sheets of TNP and TNMP as Assets Held for Sale as of December 31, 2001. At March 31, 2002, Assets Held for Sale were $103.5 million, including amounts for net utility plant of $100.3 million and other current assets and liabilities of $3.2 million.

      As discussed above TNMP stopped depreciating TNP One when it reclassified TNP One to Assets Held for Sale. Depreciation on TNP One was $3.9 million for the quarter ended March 31, 2001.

Note 5.    Financing

      Factoring Arrangement. In February 2002, TNMP terminated a factoring arrangement with an unaffiliated company, under which TNMP sold both billed and unbilled customer receivables on a nonrecourse basis. First Choice and TNMP expect to establish a new receivables financing arrangement for their respective operations during the second quarter of 2002.

      $325 Million Credit Facility. Both First Choice and TNMP may borrow under TNMP's $325 Million Credit Facility. First Choice can borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP's guarantee, and, therefore, First Choice's borrowings and issuances of letters of credit, is limited to $75 million.

      As of March 31, 2002, TNMP had guaranteed First Choice's performance under the power supply contract with Constellation for $25 million, and First Choice had issued letters of credit to Constellation for $10 million. Since March 31, 2002, First Choice has canceled its outstanding letters of credit.

      If First Choice were to have an investment grade credit rating, TNMP's $25 million guarantee of the Constellation power supply agreement would no longer be required. First Choice has received a Corporate Credit Rating of BBB- from Standard & Poor's and a request for an assigned credit rating from Moody's Investors Service is pending.

      Intercompany Loans. In March 2002, both TNP's $185 million senior credit facility (Senior Credit Facility) and the $325 Million Credit Facility were amended to allow intercompany loans to be made between TNMP and First Choice. As of March 31, 2002, TNMP had intercompany notes payable to First Choice of $25 million. The proceeds from the intercompany borrowing were used to retire debt outstanding under the $325 Million Credit Facility.

Note 6.    Segment and Related Information

      TNP has two reportable segments that reflect the separation of TNMP's business according to the provisions of Senate Bill 7. The first segment includes the regulated transmission and distribution business of TNMP in Texas and New Mexico, and the second includes the unregulated activities of First Choice relating to the sale of electricity to retail customers in Texas. Prior to January 1, 2002, TNP and TNMP had one reportable segment, which was the integrated utility operation of TNMP.

      The following tables present information about revenues, profits, and assets of TNP's reportable segments (in thousands). Amounts in "All Other and Eliminations", below, include Assets Held for Sale.
Three Months Ended March 31, 2002

	Regulated		All Other
	Transmission	First	and	TNP
	and Distribution	Choice	Eliminations	Consolidated

Income Statement Data

Revenue from customers	$ 40,838	$ 79,826	$ --	$ 120,664
Intercompany revenue	21,349	--	(21,349)	--
Purchased power and fuel	(19,107)	(39,112)	3,964	(54,255)
Transmission and distribution expenses	(4,994)	(25,624)	20,923	(9,695)
Other operating expenses	(22,417)	(6,685)	(4,890)	(33,992)

Operating income	15,669	8,405	(1,352)	22,722
Other income and deductions, net	62	71	(31)	102
Interest charges	(5,245)	(158)	(9,592)	(14,995)

Income before taxes	10,486	8,318	(10,975)	7,829
Income taxes	(3,361)	(3,207)	3,909	(2,659)

Net income	$ 7,125	$ 5,111	$ (7,066)	$ 5,170

Cash Flow Data

Cash received from customers	$ 33,425	$ 41,198	$ (2,187)	$ 72,436
Purchased power and fuel costs paid	(37,972)	(19,738)	(984)	(58,694)
Cash paid for payroll and to other suppliers	(18,041)	(12,060)	2,401	(27,700)
Interest and other taxes paid	(19,796)	313	(8,965)	(28,448)
Intercompany dividends, tax sharing, and other	4,825	(3,473)	(1,352)	--

Net cash provided by (used in) operations	(37,559)	6,240	(11,087)	(42,406)

Net cash used in investing activities, primarily
additions to utility plant	(7,248)	(64)	(263)	(7,575)

Borrowings from (repayments of) credit facilities	58,000	(6,000)	(400)	51,600
Intercompany dividends	(5,000)	--	5,000	--
Capitalization due to unbundling	(32,963)	23,000	9,963	--
Intercompany borrowing (lending)	25,000	(25,100)	100	--
Other	(5,806)	--	(33)	(5,839)

Net cash provided by (used in) financing activities	$ 39,231	$ (8,100)	$ 14,630	$ 45,761

Balance Sheet Data

Total assets	$ 928,819	$ 78,951	$ 300,086	$ 1,307,856

      Total assets for First Choice include accounts receivable of $50.2 million and intercompany notes receivable of $25 million. TNP has allocated approximately 75 percent of goodwill as of March 31, 2002, to the Regulated Transmission and Distriubtion segment and approximately 25 percent to First Choice.

Note 7.    Commitments and Contingencies

   Liquidation of Insurance Carrier

      In October 2001, the Pennsylvania Insurance Department announced that it would liquidate Reliance Insurance Company (Reliance), TNMP's primary general liability insurance carrier from 1997 through 1999. TNMP estimates that it has claims with Reliance ranging from $0 to $1.0 million. Management believes that the liquidation of Reliance will not have a material adverse effect on its consolidated financial condition or results of operations.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Competitive Conditions

   Texas

      As discussed in Note 2, retail competition began in Texas under the provisions of Senate Bill 7 on January 1, 2002. The beginning of competition has brought to the surface a number of issues that affect the operations of First Choice and TNMP.  As noted in the following discussion, First Choice and TNMP have responded to these issues as they have surfaced, and will continue to monitor the competitive market as it evolves.

      Customer Retention and Acquisition. First Choice has actively sought to acquire customers in the competitive market. As of March 31, 2002, First Choice had acquired more residential and commercial customers than it had lost. First Choice retained a number of the industrial customers that were formerly TNMP customers, but the majority of those customers had chosen other retail electric providers. All of TNMP's former industrial customers had either switched or signed contracts with First Choice as of March 31, 2002.

      Customer Service Issues. The PUCT has instituted a number of new customer protection rules that became effective January 1, 2002, that have had the effect of limiting First Choice's ability to pursue the collection procedures that were in effect prior to deregulation.  First Choice has instituted a number of customer service policies in an overall effort to align its internal policies with the competitive market. Those policies include actions to transfer customers to the provider of last resort when circumstances warrant, requiring customers to make additional deposits to secure service when necessary, and adhering to credit standards when evaluating new customers who request service.

      Switching Issues. As competition has begun to develop, all market participants have experienced difficulties with the systems that switch customers from one retail electric provider to another. Retail electric providers, transmission and distribution service providers, and ERCOT are all working to address these issues in order to improve the infrastructure that supports the competitive market. In order to correct a number of customer switching issues, the Technical Advisory Committee at ERCOT has approved a motion to allow customers whose loads are greater than one megawatt to have their switch requests applied retroactively to the date those customers submitted their switch request. First Choice and TNMP do not believe that the ERCOT action to allow such retroactive switching will have a material effect on their respective financial condition or results of operations.

      As indicated in the preceding discussion, the development of retail competition is an ongoing process, and neither First Choice nor TNMP can predict how the market will ultimately develop. First Choice and TNMP will continue to monitor the development of retail competition and expect to be active participants in that development.

Results of Operations

      The following discussion should be read in conjunction with the related interim consolidated financial statements and notes.

  Overall Results

      As discussed in Note 2, retail competition began in Texas on January 1, 2002. On that date, TNMP separated its formerly integrated Texas utility operations into three components. The operations of First Choice are included in the consolidated financial statements of TNP. As a result, the amounts shown in the financial statements of TNMP for 2002 and 2001 are not comparable. The following discussion will focus primarily on amounts presented in the consolidated financial statements of TNP, except as noted otherwise.

      TNP had income applicable to common stock of $0.7 million for the quarter ended March 31, 2002, as compared to a loss applicable to common stock of $8.2 million for the quarter ended March 31, 2001. The changes in TNP's earnings for the quarter are attributable to the factors listed below (in millions):

Earnings
Increase (Decrease)
Three Months
Ended March 31,
2002 v. 2001
Changes in gross profit	$ (4.1)
Other operating and maintenance	2.5
Depreciation and amortization	6.5
Charge for recovery of stranded plant	3.8
Interest charges	3.9
All other (including income tax effects on the items above)	(4.9)
Cumulative effect of change in accounting for major maintenance costs (net of tax)	1.2
TNP consolidated earnings increase	$ 8.9

  TNP Gross Profit

      The following table summarizes the components of TNP gross profit (in thousands).

	Three Months Ended March 31,
			Increase
	2002	2001	(Decrease)
Operating revenues	$ 120,664	$ 168,354	$ (47,690)

Purchased power and fuel	54,255	104,575	(50,320)
Transmission and distribution costs of non-affiliated retail
electric providers	4,702	-	4,702
Transmission expense	4,995	2,944	2,051

Gross profit	$ 56,712	$ 60,835	$ (4,123)

      Transmission and distribution costs and transmission expense are included in the "Other operating and maintenance" line of TNP's consolidated income statement. The following table summarizes the components of the change in TNP's gross profit for the three months ended March 31, 2002 compared to the same period in 2001 (in thousands).

Three Months
Ended March 31,
2002 v. 2001
Reduction due to loss of former TNMP industrial customers to
competition	$ (4,207)
Increase due to competitive customers acquired by First Choice	1,459
Reduction due to loss of former TNMP residential and
commercial customers to competition	(169)
Transmission revenue, net of expense	(2,560)
All other	1,354
Gross profit decrease	$ (4,123)

      Current quarter gross profit decreased $4.1 million, or 6.8%, compared to the corresponding 2001 period. The decrease resulted from the loss of former TNMP customers to competing retail electric providers and the change in TNMP's transmission revenue and expenses resulting from the annual PUCT allocation of transmission costs. These decreases were offset in part by First Choice's acquisition of new customers in the competitive market.

      Purchased power and fuel expenses decreased $50.3 million for the three months ended March 31, 2002, as compared to the amount incurred in the same period in 2001. The decrease reflects reduced purchases caused by the gains and losses of customers described above and lower prices in both Texas and New Mexico.

      Retail electric providers such as First Choice include a transmission and distribution charge in the prices the retail electric provider charges its customers for electric service. The transmission and distribution charge is regulated by the PUCT, and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. During the three months ended March 31, 2002, First Choice paid transmission and distribution charges of $4.7 million to non-affiliated transmission and distribution service providers.

      During February 2002, the PUCT implemented an updated method of allocating transmission costs within the Electric Reliability Council of Texas (ERCOT). The updated allocation reduced the revenue TNMP realized from providing transmission service during the first quarter of 2002 and increased the payments TNMP made for using the transmission facilities of other ERCOT utilities. The updated allocation caused TNMP to incur $0.7 million of net transmission expense during the first quarter of 2002. During the first quarter of 2001, TNMP had net transmission revenue of $1.8 million.

  Operating Expenses

      TNP incurred operating expenses of $97.9 million in the quarter ended March 31, 2002, a decrease of $56.7 million from the amount incurred during the corresponding period of 2001. Operating expenses included in the determination of gross profit and discussed previously accounted for $43.6 million of the decrease. The remaining components of the decrease are discussed below.

    Other Operating and Maintenance

      Other operating and maintenance expenses for the first quarter of 2002 decreased $2.5 million compared to the same period in 2001. The decrease resulted primarily from the termination of TNMP's factoring arrangement in February 2002, as discussed in Note 5 and lower costs for outside services.

    Depreciation and Amortization

      As discussed in Note 3, TNP stopped amortizing the goodwill associated with the Merger upon adoption of SFAS 142. As discussed in Note 4, TNP and TNMP stopped depreciating TNP One in accordance with SFAS 144. As a result, depreciation and amortization decreased $6.5 million in the first quarter of 2002 compared to the first quarter of 2001.

    Charge for Recovery of Stranded Plant

      Effective with the start of retail competition on January 1, 2002, the earnings cap under which TNMP operated in 2001 is no longer applicable. Accordingly, TNMP is no longer required to accrue for excess earnings. In addition, as discussed in Note 2, TNMP recorded an adjustment to its 2001 excess earnings accrual in the first quarter of 2002. As a result, charge for recovery of stranded plant decreased $3.8 million in the first quarter of 2002 compared to the same period in 2001.

    Interest Charges

      Interest charges decreased by $3.9 million in the three months ended March 31, 2002 compared to the same period in 2001. The decrease was due to lower interest rates and lower outstanding balances on both the $325 Million Credit Facility and the Senior Credit Facility.

    Cumulative Effect of Change in Accounting

      Cumulative effect of change in accounting decreased $1.2 million for the three months ended March 31, 2002, compared to the corresponding period in 2001. The decrease reflects the charge TNMP recorded in the first quarter of 2001 to write off the balance of previously deferred major maintenance costs. Effective January 1, 2001, TNMP began charging the costs of major maintenance to expense as incurred.

Financial Condition

  TNP Liquidity

      TNP's main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement. TNP's Senior Credit Facility includes a $25 million revolving credit facility that may be used to provide working capital and meet other requirements. The revolving credit facility was put in place at the time of the Merger. As of March 31, 2002, TNP had no borrowings against the revolving credit facility, and the entire $25 million was available to TNP, subject to compliance with covenants in this facility.

      For the three months ended March 31, 2002, TNP's cash flow from operations was $64.2 million lower than in three months ended March 31, 2001. The factors causing the decrease in cash flow from operations are summarized in the following table (in millions).
Three Months
Ended March 31,
2002 v. 2001
Increase in accounts receivable due to termination of factoring arrangement	$ (43.9)
Increase in accounts receivable	(5.9)
Reduced net cash flow due to loss of former TNMP industrial customers to competition	(5.1)
All other	(9.3)
TNP consolidated cash flow from operations decrease	$ (64.2)

      As discussed in Note 5, TNMP's factoring arrangement was terminated in February 2002, thereby delaying the receipt of cash after that time. First Choice and TNMP expect to establish a new receivables financing arrangement for their respective operations during the second quarter of 2002. The increase in accounts receivable is due primarily to the factors related to collection of customer receivables as discussed previously in "Customer Service Issues". The reduced net cash flow caused by the loss of former TNMP industrial customers to competition has been aggravated by delays in realizing revenue from competitively acquired customers caused by problems with the processing of customer switches by ERCOT and other participants in the competitive market.

      Cash dividends from TNMP and First Choice to TNP are limited by restrictions included in the respective companies' debt indentures and bank agreements. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP's ability to pay cash dividends to TNP. For the three months ended March 31, 2002, TNMP has paid dividends of $5.0 million to TNP.

      During the three months ended March 31, 2002, First Choice made tax sharing payments to TNP of $3.5 million.

      Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP's working capital requirements at least through the scheduled expiration of TNP's revolving credit facility in April 2003.

  TNMP and First Choice Liquidity

      The main sources of liquidity for TNMP and First Choice are cash flow from their respective operations and borrowings from the $325 Million Credit Facility. The discussion of TNP's cash flow above describes the operating cash flow of TNMP and First Choice for the first quarter of 2002.

      Both First Choice and TNMP may borrow under the $325 Million Credit Facility. First Choice can borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP's guarantee, and, therefore, First Choice's borrowings and issuances of letters of credit, is limited to $75 million.

      As of March 31, 2002, TNMP had outstanding borrowings of $226 million against the $325 Million Credit Facility. In addition, TNMP had guaranteed First Choice's performance under the power supply contract with Constellation for $25 million, and First Choice had issued letters of credit to Constellation for $10 million. As a result, TNMP and First Choice had the combined ability to borrow an additional $64 million under the $325 Million Credit Facility at March 31, 2002, subject to covenants in this facility as well as covenants in TNP's Senior Credit Facility. Of the $64 million, First Choice had the ability to borrow or issue letters of credit in the amount of $40 million.

      Since March 31, 2002, First Choice has canceled its outstanding letters of credit, thereby increasing its borrowing capacity by $10 million. In addition, If First Choice were to have an investment grade credit rating, TNMP's $25 million guarantee of the Constellation power supply agreement would no longer be required, and First Choice's borrowing capacity under the $325 Million Credit Facility would increase by $25 million. First Choice has received a Corporate Credit Rating of BBB- from Standard & Poor's and a request for an assigned credit rating from Moody's Investors Service is pending.

      In March 2002, both the Senior Credit Facility and the $325 Million Credit Facility were amended to allow intercompany loans to be made between TNMP and First Choice. The availability of intercompany financing is an important source of liquidity for TNMP. As of March 31, 2002, TNMP had intercompany notes payable to First Choice of $25 million.

      TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations, intercompany borrowings, and periodic borrowings under the $325 Million Credit Facility should be sufficient to meet working capital requirements at least through the expiration of the credit facility in October 2003.

      First Choice's ability to continue to grow its operations is contingent upon the availability of adequate credit capacity. A significant decline in the market price of natural gas and/or electricity, or a continuation of First Choice's recent success in acquiring new customers, absent the availability of additional credit resources, could limit First Choice's ability to provide additional credit support to Constellation. Potential additional credit resources for First Choice other than the existing $325 Million Credit Facility include, but are not limited to, additional cash investments by TNP, subject to compliance with covenants in TNP's Senior Credit Facility, and execution of a receivables financing arrangement whereby First Choice would sell its receivables to a third party, which First Choice expects to secure in the second quarter of 2002.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

      See Notes 2 and 7 for information regarding additional regulatory and legal matters.

Item 6.   Exhibits and Reports on Form 8-K.

(a)    Exhibits

      The following exhibits are filed with this report:

      None.

(b)    Reports on Form 8-K: None.

Statement Regarding Forward Looking Information

      The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition; resolution of problems with computer systems of ERCOT and other market participants that support the competitive market in Texas and facilitate the customer switching process; the ability of First Choice to attract and retain customers as competition moves forward; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP's and TNMP's businesses; decisions in connection with regulatory proceedings; the sale of TNP One; insurance coverage available for claims made in litigation; general business and economic conditions, and price fluctuations in the electric power and natural gas markets; and other factors described from time to time in TNP's and TNMP's reports filed with the SEC. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

TNP ENTERPRISES, INC.

Date: May 8, 2002	By: \s\ THEODORE A. BABCOCK Theodore A. Babcock Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date: May 8, 2002	By: \s\ MANJIT S. CHEEMA Manjit S. Cheema Senior Vice President & Chief Financial Officer

Date: May 8, 2002	By: \s\ SCOTT FORBES Scott Forbes Vice President - Chief Accounting & Information Officer