Form 10-Q
period 2002-06-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2002-08-06
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
(X) COMBINED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

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
Combined Quarterly Report on Form 10-Q for the Period Ended June 30, 2002

        This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc. and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.
TABLE OF CONTENTS
PART 1. FINANCIAL STATEMENTS

Item 1.	Financial Statements

	TNP Enterprises, Inc. (TNP) and Subsidiaries:

	Consolidated Statements of Income (Loss)
	Three and Six Month Periods Ended June 30, 2002 and 2001	3

	Consolidated Statements of Cash Flows
	Six Month Periods Ended June 30, 2002 and 2001	4

	Consolidated Balance Sheets
	June 30, 2002, and December 31, 2001	5

	Texas-New Mexico Power Company (TNMP) and Subsidiaries:

	Consolidated Statements of Income
	Three and Six Month Periods Ended June 30, 2002 and 2001	6

	Consolidated Statements of Cash Flows
	Six Month Periods Ended June 30, 2002 and 2001	7

	Consolidated Balance Sheets
	June 30, 2002, and December 31, 2001	8

	Notes to Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	15

PART 2. OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 5.	Other Items	21

Item 6.	Exhibits and Reports on Form 8-K	21

	(a) Exhibit Index	21

	(b) Reports on Form 8-K	21

Statement Regarding Forward Looking Information		22

Signature Page		22

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
		(In thousands)

OPERATING REVENUES	$ 173,376	$ 161,335	$ 294,041	$ 329,689

OPERATING EXPENSES:
Purchased power and fuel	87,598	90,735	141,853	195,311
Other operating and maintenance	41,722	27,486	71,053	52,545
Depreciation and amortization	7,026	13,418	14,048	26,929
Charge for recovery of stranded plant	-	2,657	(733)	5,768
Taxes other than income taxes	7,739	8,622	15,807	17,041
Total operating expenses	144,085	142,918	242,028	297,594

OPERATING INCOME	29,291	18,417	52,013	32,095
Other income and deductions, net	185	581	287	1,060

INCOME BEFORE INTEREST CHARGES
AND INCOME TAXES	29,476	18,998	52,300	33,155

INTEREST CHARGES:
Interest on long-term debt	13,725	16,804	27,444	34,566
Other interest and amortization of debt-related costs	1,326	1,148	2,602	2,281
Total interest charges	15,051	17,952	30,046	36,847

INCOME (LOSS) BEFORE INCOME TAXES	14,425	1,046	22,254	(3,692)
Income taxes	5,210	932	7,870	(664)

INCOME (LOSS) BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING	9,215	114	14,384	(3,028)
Cumulative effect of change in accounting for
major maintenance costs, net of taxes (Note 3)	-	-	-	(1,170)

NET INCOME (LOSS)	9,215	114	14,384	(4,198)
Dividends on preferred stock and other	4,808	4,195	9,299	8,113

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ 4,407	$ (4,081)	$ 5,085	$ (12,311)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002		2001
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 202,867		$ 363,322
Purchased power and fuel costs paid	(138,283)		(197,305)
Cash paid for payroll and to other suppliers	(57,649)		(50,900)
Interest paid, net of amounts capitalized	(28,707)		(33,507)
Income taxes paid	(3,292)		(844)
Other taxes paid	(21,997)		(22,075)
Other operating cash receipts and payments, net	(71)		81

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(47,132)		58,772

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(14,827)		(16,539)
Other investing activities	-		(913)

NET CASH USED IN INVESTING ACTIVITIES	(14,827)		(17,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from (repayments to) revolving credit facilities - net
TNMP/FCP $325 million facility	67,000		(37,000)
Other	(5,839)		-
Financing costs	-		(109)
Redemptions:
TNP term loan	(800)		(800)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	60,361		(37,909)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,598)		3,411
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,145		8,110
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 12,547		$ 11,521

RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$ 14,384		$ (4,198)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	-		1,170
Depreciation and amortization	14,048		26,929
Charge for recovery of stranded plant	(733)		5,768
Amortization of debt-related costs and other deferred charges	2,111		2,089
Allowance for funds used during construction	(161)		(102)
Deferred income taxes	5,487		(5,915)
Investment tax credits	(780)		549
Deferred purchased power and fuel costs	10,641		19,783

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(84,605)		13,367
Accounts payable	10,245		(5,966)
Accrued interest	(1,077)		1,332
Accrued taxes	(5,898)		186
Changes in other current assets and liabilities	(10,631)		8,459
Other, net	(163)		(4,679)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (47,132)		$ 58,772

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2002		December 31,
	(Unaudited)		2001
		(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 12,547		$ 14,145
Accounts receivable, net	94,142		9,537
Materials and supplies, at lower of cost or market	1,035		1,109
Deferred purchased power and fuel costs	2,872		1,852
Accumulated deferred income taxes	230		1,622
Assets held for sale	118,368		103,500
Other current assets	1,720		651
Total current assets	230,914		132,416

UTILITY PLANT:
Electric plant	550,077		538,025
Construction work in progress	6,157		3,147
Total	556,234		541,172
Less accumulated depreciation	60,869		46,821
Net utility plant	495,365		494,351

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	3,763		3,763
Goodwill	270,256		270,256
Recoverable stranded costs	298,250		311,944
Deferred charges	49,752		51,827
Total long-term and other assets	622,021		637,790
	$ 1,348,300		$ 1,264,557

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$ 1,600		$ 1,600
Accounts payable	43,846		33,601
Accrued interest	12,762		13,839
Accrued taxes	18,103		24,001
Customers' deposits	6,258		5,780
Other current liabilities	7,565		23,518
Total current liabilities	90,134		102,339

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	22,326		10,665
Accumulated deferred income taxes	118,212		113,748
Accumulated deferred investment tax credits	20,012		20,792
Deferred credits	37,976		38,000
Total long-term and other liabilities	198,526		183,205

LONG-TERM DEBT, LESS CURRENT MATURITIES	845,253		779,011

SHAREHOLDERS' EQUITY:
Common shareholder's equity:
Common stock - no par value per share. Authorized 1,000,000
shares; issued 100 shares	100,000		100,000
Accumulated deficit	(16,103)		(21,189)
Total common shareholder's equity	83,897		78,811
Redeemable cumulative preferred stock	130,490		121,191
Total shareholders' equity	214,387		200,002
COMMITMENTS AND CONTINGENCIES (Note 7)
	$ 1,348,300		$ 1,264,557

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
		(In thousands)

OPERATING REVENUES	$ 76,568	$ 161,335	$ 154,146	$ 329,689

OPERATING EXPENSES:
Purchased power and fuel	25,971	90,735	56,505	195,311
Other operating and maintenance	18,661	24,889	36,831	48,317
Depreciation of utility plant	6,966	10,492	13,930	21,082
Charge for recovery of stranded plant	-	2,657	(733)	5,768
Taxes other than income taxes	5,981	8,502	12,730	16,763
Total operating expenses	57,579	137,275	119,263	287,241

OPERATING INCOME	18,989	24,060	34,883	42,448
Other income and deductions, net	197	529	255	936

INCOME BEFORE INTEREST CHARGES
AND INCOME TAXES	19,186	24,589	35,138	43,384

INTEREST CHARGES:
Interest on long-term debt	4,719	6,654	9,303	13,924
Other interest and amortization of debt-related costs	859	733	1,741	1,450
Total interest charges	5,578	7,387	11,044	15,374

INCOME BEFORE INCOME TAXES	13,608	17,202	24,094	28,010
Income taxes	4,574	5,936	7,935	8,858

INCOME BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING	9,034	11,266	16,159	19,152
Cumulative effect of change in accounting for
major maintenance costs, net of taxes (Note 3)	-	-	-	(1,170)

NET INCOME	$ 9,034	$ 11,266	$ 16,159	$ 17,982

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 103,045	$ 363,304
Purchased power and fuel costs paid	(75,354)	(197,305)
Cash paid for payroll and to other suppliers	(32,333)	(48,282)
Interest paid, net of amounts capitalized	(9,765)	(13,619)
Income taxes paid	(3,626)	(9,174)
Other taxes paid	(21,887)	(21,623)
Other operating cash receipts and payments, net	(106)	(40)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(40,026)	73,261

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(14,514)	(16,147)
Additions to other property	-	(128)

NET CASH USED IN INVESTING ACTIVITIES	(14,514)	(16,275)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stocks	(14,000)	(19,000)
Borrowings from (repayments to) revolving credit facilities - net
$325 million facility	73,000	(37,000)
Deferred expenses associated with financings	130	1,923
Capitalization of First Choice Power	(23,000)	-
Intercompany note payable	19,000	-
Other	(5,839)	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	49,291	(54,077)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,249)	2,909
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,634	2,613
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 385	$ 5,522

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$ 16,159	$ 17,982
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	-	1,170
Depreciation of utility plant	13,930	21,082
Charge for recovery of stranded plant	(733)	5,768
Amortization of debt-related costs and other deferred charges	1,146	1,255
Allowance for funds used during construction	(161)	(99)
Deferred income taxes	5,911	(1,167)
Investment tax credits	(780)	(796)
Deferred purchased power and fuel costs	10,641	19,783

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(41,948)	13,348
Accounts payable	(19,278)	(5,898)
Accrued interest	(173)	579
Accrued taxes	(9,582)	(3,403)
Changes in other current assets and liabilities	(16,483)	8,643
Other, net	1,325	(4,986)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$ (40,026)	$ 73,261

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES
(a wholly owned subsidiary of TNP Enterprises, Inc.)
CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31,
	(Unaudited)	2001
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 385	$ 5,634
Accounts receivable, net	47,536	5,588
Materials and supplies, at lower of cost or market	1,035	1,109
Deferred purchased power and fuel costs	2,872	1,852
Accumulated deferred income taxes	177	1,570
Assets held for sale	118,368	103,500
Other current assets	1,298	520
Total current assets	171,671	119,773

UTILITY PLANT:
Electric plant	762,048	757,230
Construction work in progress	6,157	3,147
Total	768,205	760,377
Less accumulated depreciation	275,525	266,728
Net utility plant	492,680	493,649

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	333	334
Recoverable stranded costs	298,250	311,944
Deferred charges	12,540	15,099
Total long-term and other assets	311,123	327,377
	$ 975,474	$ 940,799

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 12,674	$ 31,952
Accrued interest	5,353	5,526
Accrued taxes	12,631	22,213
Customers' deposits	1,088	5,776
Other current liabilities	6,380	28,310
Total current liabilities	38,126	93,777

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	22,326	10,665
Accumulated deferred income taxes	129,775	124,889
Accumulated deferred investment tax credits	20,012	20,792
Deferred credits	10,724	10,854
Total long-term and other liabilities	182,837	167,200

LONG-TERM DEBT, LESS CURRENT MATURITIES	434,453	342,411

COMMON SHAREHOLDER'S EQUITY:
Common stock, $10 par value per share
Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,637	222,149
Retained earnings	122,844	115,685
Accumulated other comprehensive loss	(530)	(530)
Total common shareholder's equity	320,058	337,411
COMMITMENTS AND CONTINGENCIES (Note 7)
	$ 975,474	$ 940,799

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

Note 2.   Regulatory Matters

   Texas

      Retail Competition. As reported in the 2001 Combined Annual Report on Form 10-K, retail competition began under the provisions of the legislation (Senate Bill 7) that established retail competition in Texas on January 1, 2002. In accordance with Senate Bill 7, TNMP separated its Texas utility operations into three components. First Choice Power (First Choice), TNMP's affiliated retail electric provider, assumed the activities related to the sale of electricity to retail customers in Texas, Texas Generating Company (TGC) became the unregulated entity performing generation activities and TNMP continues to operate its regulated transmission and distribution business in Texas. The operations of First Choice are included in the consolidated financial statements of TNP and the operations of TGC are included in the consolidated finanial statements of both TNP and TNMP.

      First Choice must offer former TNMP customers whose loads are less than 1 megawatt a regulated price, commonly called the "price-to-beat." The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer former TNMP customers any other rate before the loss of 40 percent of its price-to-beat customers or December 31, 2004, whichever occurs first.

      The beginning of retail competition affected the methods by which companies recover their purchased power and fuel costs. Prior to December 31, 2001, TNMP recovered fuel and the energy-related portion of purchased power costs from customers through the fuel adjustment clause authorized by the Public Utility Commission of Texas (PUCT). The demand-related portion of purchased power was recovered through base rates and, unlike the fuel and energy-related portion, was not subject to adjustment or future reconciliation. Effective January 1, 2002, First Choice assumed the energy supply activities related to the sale of electricity to retail customers in Texas. Senate Bill 7 created a competitive retail electricity market in Texas and contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat to recognize changes in natural gas prices. The rates charged to new customers acquired by First Choice outside of TNMP's service territory are not regulated by the PUCT, but are negotiated with each customer. As a result, changes in fuel and purchased power costs will affect First Choice's operating results.

      As of June 30, 2002, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $22.3 million. TNMP will carry its over-recovered balance of fuel and energy related purchased power costs to the 2003 final fuel reconciliation. This proceeding will reconcile fuel and energy-related purchased power costs incurred between January 1, 2000, and December 31, 2001, in accordance with the provisions of Senate Bill 7. TNMP's over-recovered balance of fuel and energy-related purchased power costs from the final fuel reconciliation will be included in the true-up of stranded costs that will occur in 2004. Subject to the results of the final fuel reconciliation, the over-recovered balance would reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers. See Note 4 for additional discussion of TNMP's stranded costs.

      Clawback. Senate Bill 7 includes a provision, commonly known as the "clawback" that would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. TNMP will include the credit, if any, in the true-up proceeding that will occur in 2004. The maximum credit to TNMP is limited to $150 multiplied by the difference between the number of First Choice price-to-beat customers and the number of First Choice competitively acquired residential and small commercial customers as of January 1, 2004. First Choice and TNMP are currently unable to predict the actual amount of the clawback. However, based on current expectations, the clawback could range between $0 and $18.4 million.

      2001 Excess Earnings. In March 2002, TNMP filed its Annual Report with the PUCT. The Annual Report detailed TNMP's calculation of excess earnings under the provisions of Senate Bill 7. The Annual Report showed that TNMP had no excess earnings for the year ended December 31, 2001. Accordingly, TNMP's financial results for the six months ended June 30, 2002, reflect the reversal of $0.7 million of excess earnings that had been estimated and accrued as of December 31, 2001.

      Merger Commitments. As conditions for approval of TNP's acquisition by SW Acquisition, L.P. (the Merger), TNMP made a number of commitments to both the PUCT and New Mexico Public Regulation Commission. The commitments cover a wide range of financial, operational, electric reliability, and other standards that TNMP agreed to honor. TNMP made 55 commitments in New Mexico and Texas, of which 47 are currently in effect. TNMP monitors compliance on a monthly basis and could be subject to financial penalties for non-compliance with certain commitments. During the year ended December 31, 2001, TNMP was not in compliance with certain commitments regarding electric reliability standards in Texas. TNMP estimates that penalties for non-compliance with these commitments will be approximately $0.1 million and expects resolution of this matter in the second half of 2002.

      Price-to-Beat Fuel Factor. As discussed in Retail Competition, above, First Choice can request that the PUCT change the price-to-beat to recognize changes in natural gas prices. In May 2002, First Choice filed a request with the PUCT to increase its price-to-beat fuel fator by approximately 25 percent. On July 2, 2002, the Administrative Law Judge assigned to the case issued a Proposal for Decision that recommended approval of First Choice's requested increase. On July 11, 2002, the PUT remanded the price-to-beat fuel factor request back to the State Offie of Administrative Hearings for clarification of issues that were approved in a previous rule making. First Choice does not expect a final deicsion from the PUCT before the end of the third quarter of 2002.

       In late July 2002, TNMP filed suit in District Court against the PUCT. TNMP asked the Court for an injunction ordering the PUCT to stop the remand of the price-to-beat fuel factor to the State Office of Administrative Hearings, and to direct the PUCT to proceed to a final order on First Choice's request to increase the price-to-beat fuel factor. Four other affiliated retail electric providers have filed lawsuists against the PUCT challenging similar PUCT action in their respective requests to increase their price-to-beat fuel factors. TNMP cannot predict what action the District Court may take on its suit.

      Provider of Last Resort Rulemaking. Senate Bill 7 included a provision establishing providers of last resort, entities which ensure that customers who cannot otherwise procure electric service in the competitive market have access to such service. First Choice, using the Certain Energy brand, is currently the provider of last resort for customers in West Texas who reside in the transmission and distribution service area of TXU Electric Company (now named Oncor). The PUCT has proposed a new rule governing the activities of providers of last resort that is scheduled to become effective on January 1, 2003.

       Under the new rule, First Choice would be the provider of last resort for customers in TNMP's transmission and distribution service territory, and would no longer be the provider of last resort for the customers in Oncor's West Texas transmission and distribution service territory. In addition, First Choice would have the right to disconnect customers for non-payment. Under current rules, First Choice cannot disconnect non-provider of last resort customers for non-payment. Its only rememdy for such customers is to transfer the customer to the designated provider of last resort. Following such transfer, First Choice pursues collection of the amounts owed to it by the transferred customers.

       A number of interested parties, including First Choice, have commented on various provisions of the proposed rule. The Staff of the PUCT has scheduled publication of the final rule in August 2002, after which the PUCT will consider the proposed rule for adoption, along with any applicable transition provisions.

Note 3.    Accounting Developments

   Accounting for Goodwill and Other Intangible Assets

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," which TNP adopted on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed for impairment. TNP stopped amortizing goodwill recorded as a result of the Merger upon adoption of SFAS 142. For the three and six months ended June 30, 2001, goodwill amortization was $2.9 million and $5.8 million, respectively. In conjunction with the adoption of SFAS 142, TNP tested the goodwill related to the Merger for impairment and concluded that the fair value of the goodwill exceeded its carrying value. Accordingly, TNP made no adjustment to goodwill upon the adoption of SFAS 142. TNP will test the goodwill for impairment on an annual basis, or more frequently if certain circumstances require.

      In accordance with SFAS 142, the effect of this accounting standard was applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the prior year is as follows (in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Net income (loss) before cumulative
effect of change in accounting	$ 9,215	$ 114	$ 14,384	$ (3,028)
Net income (loss)	9,215	114	14,384	(4,198)

Add: Goodwill amortization, net of tax	-	1,888	-	3,774

Adjusted net income before cumulative
effect of change in accounting	9,215	2,002	14,384	746
Adjusted net income (loss)	$ 9,215	$ 2,002	$ 14,384	$ (424)

   Change in Accounting for Major Maintenance Costs

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

       The change in acounting for major maintenance costs reduced pre-tax net income for the six months ended June 30, 2001, by $1.9 million ($1.2 million after tax). Had this new accounting method been in effect during prior periods, income before the cumulative effect of the change in accounting would not have been materially different from that shown in the accompanying consolidated statements of income.

Note 4.   Sale of Assets

   Proposed Sale of TNP One

      In June 2002, TNMP announced that it had agreed to sell TNP One, its lignite-fueled generating facility located in Robertson County, Texas, to Sempra Energy Resources, the power generation subsidiary of Sempra Energy. Sempra Energy Resources will pay TNMP $120 million for TNP One. The closing of the sale is subject to certain conditions and the completion of regulatory approvals. The agreement calls for all approvals to be obtained prior to October 31, 2002. If such approvals are not obtained by that time, then either party may take action to terminate the agreement. All regulatory approvals have been obtained except for TNMP's request for certain findings from the PUCT that are necessary for obtaining status for TNP One as an Exempt Wholesale Generator. TNMP has filed a request for such findings, which is pending at the PUCT. TNMP cannot predict whether the PUCT will grant the findings requested by TNMP prior to October 31, 2002.

      The sale will complete a process that TNMP started in March 2001, when TNMP announced its intention to sell TNP One in response to Senate Bill 7, which required electric utilities to separate their power generation business activities from the regulated transmission and distribution business. Senate Bill 7 also established various methods for quantifying stranded costs, one of which was the sale of generation plants.

      TNP and TNMP adopted SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets," during the fourth quarter of 2001. SFAS 144 requires entities to measure long-lived assets held for sale at the lower of the asset's carrying amount or fair value less cost to sell and to cease depreciation.

      As a result of the pending sale, TNMP adjusted the carrying value of TNP One to its estimated fair market value, less cost to sell, of approximately $118.2 million at June 30, 2002. Cost to sell includes $1.3 million payable to Laurel Hill Capital Partners, a related party, for financial advisory services. The difference between the fair value of TNP One, net of selling costs, and its book value at December 31, 2001, of approximately $418.7 million will be recoverable from TNMP's Texas transmission and distribution customers under the provisions of Senate Bill 7. Accordingly, TNMP reccorded a regulatory asset for recoverable stranded cost of approximately $300.5 million at June 30, 2002. Recovery of stranded costs from TNMP's Texas transmission and distribution customers is subject to review and approval by the PUCT under the provisions of Senate Bill 7.

      The adjusted carrying value of TNP One was reclassified in the balance sheets of TNP and TNMP as Assets Held for Sale as of December 31, 2001. At June 30, 2002, Assets Held for Sale were $118.4 million, including amounts for net utility plant of $116.4 million and other current assets and liabilities of $2.0 million.

      As discussed above TNMP stopped depreciating TNP One when it reclassified TNP One to Assets Held for Sale. Depreciation on TNP One was $3.8 million and $7.7 million for the three and six months ended June 30, 2001.

Note 5.    Financing

      Factoring Arrangement. In February 2002, TNMP's receivables factoring arrangement with an unaffiliated company, under which TNMP sold both billed and unbilled customer receivables on a nonrecourse basis, was terminated. The counterparty to this arrangement stopped factoring the receivables of non-affiliated businesses due to the significant changes resulting from the deregulation of the Texas electric market. Since the old factoring arrangement was terminated, First Choice and TNMP have worked to secure a new factoring or accounts receivable securitization arrangement for their respective operations. However, the process of securing a new arrangement has been complicated by the changes in First Choice's business resulting from competition. Among the factors complicating the process are new customer protection rules instituted by the PUCT, difficulties with the systems that switch customers from one retail provider to another, and issues regarding billing of competitively acquired customers. The new customer protection rules have had the effect of limiting First Choice's ability to pursue the collection procedures that were in effect prior to the beginning of competition, resulting in an inrease in delinquencies. The switching difficulties have delayed the accurate and timely flow of data between market participants. These delays have contributed to billing inaccuracies at First Choice that result in billing adjustments which are greater in both volume and magnitude than previously experienced.

       The number and amount of billing adjustments, along with the relatively short operating history of the deregulated Texas market, have delayed First Choice in securing a new arrangement. First Choice and TNMP currently anticipate having a new factoring or receivables financing arrangement in place before the end of 2003.

       The termination of the factoring arrangement is the primary reason that TNP's consolidated accounts receivable and the amounts outstanding under TNMP's $325 Million Credit Facility have increased compared to prior periods. As of June 30, 2002, TNP's consolidated accounts receivable were $94.1 million, net of allowance for uncollectible acounts of $1.5 million, as compared to $9.5 million at December 31, 2001. The allowance for uncollectible accounts was zero at December 31, 2001, due to the presence of the factoring arrangement. The $325 Million Credit Facility had an outstanding balance of $241 million as of June 30, 2002, compared to $174 million as of December 31, 2001.

      $325 Million Credit Facility. Both First Choice and TNMP may borrow under TNMP's $325 Million Credit Facility. First Choice can borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP's guarantee, and, therefore, First Choice's borrowings and issuances of letters of credit, is limited to $75 million.

      As of June 30, 2002, TNMP had guaranteed First Choice's performance under the power supply contract with Constellation for $25 million. Since June 30, 2002, TNMP has provided additional guarantees of First Choice's performance under power supply contracts with Constellation and other suppliers for $18.5 million, leaving $31.5 million available to First Choice to guarantee borrowings or letters of credit under the $325 Million Credit Facility. Based on current gas prices as of early August 2002, TNMP may be required to provide additional guarantees on behalf of First Choice up to $16 million. If TNMP provides such guarantees, the amount available to First Choice to guarantee borrowings or letters of credit under the $325 Million Credit Facility would be reduced to $15.5 million.

      Intercompany Loans. In March 2002, both TNP's $185 million senior credit facility (Senior Credit Facility) and the $325 Million Credit Facility were amended to allow intercompany loans to be made between TNMP and First Choice. As of June 30, 2002, TNMP had intercompany notes payable to First Choice of $19 million. The proceeds from the intercompany borrowing were used to retire debt outstanding under the $325 Million Credit Facility.

Note 6.    Segment and Related Information

      TNP has two reportable segments that reflect the separation of TNMP's business according to the provisions of Senate Bill 7. The first segment includes the regulated transmission and distribution business of TNMP in Texas and its New Mexico operations, and the second includes the unregulated activities of First Choice relating to the sale of electricity to retail customers in Texas. Prior to January 1, 2002, TNP and TNMP had one reportable segment, which was the integrated utility operation of TNMP.

      The following tables present information about revenues, profits, and assets of TNP's reportable segments (in thousands). Amounts below in "All Other and Eliminations" include amounts reclassified to Assets Held for Sale, as discussed in Note 4.
Three Months Ended June 30, 2002

	Regulated		All Other
	Transmission	First	and	TNP
	and Distribution	Choice	Eliminations	Consolidated

Income Statement Data

Revenue from external customers	$ 32,834	$ 123,341	$ 17,201	$ 173,376
Intercompany revenue	26,733	--	(26,733)	--
Purchased power and fuel	(15,308)	(61,426)	(10,864)	(87,598)
Transmission and distribution expenses	(4,716)	(40,994)	26,307	(19,403)
Other operating expenses	(23,460)	(9,015)	(4,609)	(37,084)

Operating income	16,083	11,906	1,302	29,291
Other income and deductions, net	2,755	118	(2,688)	185
Interest charges	(5,230)	(307)	(9,514)	(15,051)

Income before taxes	13,608	11,717	(10,900)	14,425
Income taxes	(4,574)	(4,519)	3,883	(5,210)

Net income	$ 9,034	$ 7,198	$ (7,017)	$ 9,215

Cash Flow Data

Cash received from customers	$ 48,094	$ 97,995	$ (15,658)	$ 130,431
Purchased power and fuel costs paid	(15,594)	(58,582)	(5,413)	(79,589)
Cash paid for payroll and to other suppliers	(15,965)	(3,737)	(1,411)	(21,113)
Transmission and distribution charges	--	(30,202)	21,366	(8,836)
Interest and other taxes paid	(5,568)	(445)	(16,243)	(22,256)
Intercompany dividends, tax sharing, and other	(3,686)	(1,925)	2,248	(3,363)

Net cash provided by (used in) operations	7,281	3,104	(15,111)	(4,726)

Net cash used in investing activities, primarily
additions to utility plant	(7,167)	(46)	(39)	(7,252)

Borrowings from (repayments of) credit facilities	15,000	--	(400)	14,600
Intercompany dividends	(9,000)	(5,000)	14,000	--
Intercompany financing	--	--	--	--
Intercompany borrowing (lending)	(6,000)	6,000	--	--
Other	155	(130)	(25)	--

Net cash provided by (used in) financing activities	$ 155	$ 870	$ 13,575	$ 14,600

Balance Sheet Data

Total assets	$ 929,492	$ 95,383	$ 323,425	$ 1,348,300

Six Months Ended June 30, 2002

	Regulated		All Other
	Transmission	First	and	TNP
	and Distribution	Choice	Eliminations	Consolidated

Income Statement Data

Revenue from external customers	$ 73,672	$ 203,167	$ 17,202	$ 294,041
Intercompany revenue	48,082	--	(48,082)	--
Purchased power and fuel	(34,415)	(100,538)	(6,900)	(141,853)
Transmission and distribution expenses	(9,710)	(66,618)	47,230	(29,098)
Other operating expenses	(45,877)	(15,700)	(9,500)	(71,077)

Operating income	31,752	20,311	(50)	52,013
Other income and deductions, net	2,817	189	(2,719)	287
Interest charges	(10,475)	(465)	(19,106)	(30,046)

Income before taxes	24,094	20,035	(21,875)	22,254
Income taxes	(7,935)	(7,726)	7,791	(7,870)

Net income	$ 16,159	$ 12,309	$ (14,084)	$ 14,384

Cash Flow Data

Cash received from customers	$ 81,519	$ 139,193	$ (17,845)	$ 202,867
Purchased power and fuel costs paid	(53,566)	(78,320)	(6,397)	(138,283)
Cash paid for payroll and to other suppliers	(34,006)	(11,506)	(913)	(46,425)
Transmission and distribution charges	--	(34,493)	23,269	(11,224)
Interest and other taxes paid	(25,364)	(132)	(25,208)	(50,704)
Intercompany dividends, tax sharing, and other	1,139	(5,398)	896	(3,363)

Net cash provided by (used in) operations	(30,278)	9,344	(26,198)	(47,132)

Net cash used in investing activities, primarily
additions to utility plant	(14,415)	(110)	(302)	(14,827)

Borrowings from (repayments of) credit facilities	73,000	(6,000)	(800)	66,200
Intercompany dividends	(14,000)	(5,000)	19,000	--
Intercompany financing	(32,963)	23,000	9,963	--
Intercompany borrowing (lending)	19,000	(19,100)	100	--
Other	(5,651)	(130)	(58)	(5,839)

Net cash provided by (used in) financing activities	$ 39,386	$ (7,230)	$ 28,205	$ 60,361

Balance Sheet Data

Total assets at June 30, 2002	$ 929,492	$ 95,383	$ 323,425	$ 1,348,300

      Total assets at June 30, 2002 for First Choice include accounts receivable of $71.2 million and intercompany notes receivable of $19 million. As of June 30, 2002, TNP has assigned approximately $202.0 million of goodwill to the Regulated Transmission and Distribution segment and approximately $68.3 million to First Choice.

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

   Other

      TNP and TNMP are involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the dispositions of these matters will not have a material adverse effect on TNMP's and TNP's consolidated financial condition or results of operations.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Competitive Conditions

   Texas

      As discussed in Note 2, retail competition began in Texas under the provisions of Senate Bill 7 on January 1, 2002. The beginning of competition has resulted in a number of issues that affect the operations of First Choice and TNMP.  As noted in the following discussion, First Choice and TNMP have responded to these issues as they have surfaced, and will continue to monitor the competitive market as it evolves.

      Customer Retention and Acquisition. First Choice has actively sought to acquire customers in the competitive market. As of June 30, 2002, First Choice had acquired more residential and commercial customers than it had lost.

      Customer Service Issues. The PUCT developed a number of new customer protection rules, which became effective at the beginning of retail competition, that have had the effect of limiting First Choice's ability to pursue collection activities. Prior to deregulation, the integrated utility had the right to disconnect a customer for nonpayment of eletric service. The new rules prohibit retail electric providers from disonnecting nonpaying customers. This right of disonnect is given exlusively to the provider of last resort. Due to this significant change in policy, First Choice has had to change certain customer service policies. Those policies include, but are not limited to, the transfer of nonpaying customers to the provider of last resort, requirement of adidtional deposits for credit-risk customers, and strict adherence to credit standards when evaluating new customers requesting service.

      As discussed in Note 2, the PUCT currently is modifying the provider of last resort rule to become effective in 2003. The most significant proposed changes from the current rule are:

      (1) Providers of last resort will serve the territory of their affiliated transmission and distribution service provider. Therefore, First Choice would be the provider of last resort in TNMP's service territory.

      (2) Provider of last resort service will be made available at the price-to-beat. In turn, the provider of last resort will have the right to disconnect customers for nonpayment of electric service.

      Switching Issues. The Texas electric market opened to competition with a series of market-wide system and technical problems. These problems limited the ability of retail electric providers to switch customers from one retailer to another. Retail electric providers, transmission and distribution service providers and the Electric Reliability Council of Texas (ERCOT) are all working together to address these problems in order to improve the infrastructure and processes that support the competitive electric market. In an effort to hold customers "harmless" from switching delays, ERCOT (with the support of other market participants) has allowed customers whose loads are greater than one megawatt to have their switch requests applied retroactively to the date the switch was intended to occur. FCP and TNMP do not believe that this action will have a material effect on their respective financial conditions or results of operations.

      Billing Issues. The opening of the retail electric market has also introducced several billing challenges that were not present for the integrated utility in a regulated market. Transactions and data are not flowing between the market participants as acurately or in the volumes that the system was desiged to accommodate. As discussed in Note 5, the impaired data flow has caused biling inaccuracies at First Choice. In addition, billing issues have increased due to the number and complexity of rates under which First Choice customers have been billed since the beginning of retail competition.

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

      In the interim consolidated financial statements TNP and TNMP have accrued estimated revenues for electricity delivered from the latest billing date to the end of the accounting period. TNP and TNMP also record accruals for estimated purchased power expenses incurred but not billed at the end of the acounting period. The use of these estimates is customary in the electric utility industry and necessary to present the interim consolidated financial statements in conformity with generally acepted accounting principles. Estimated revenues and purchased power expenses are adjusted to the actual amounts billed or incurred in the following month. TNP and TNMP employ no unusual accounting policies or practices in the preparation of the consolidated interim financial statements.

  Overall Results

      As discussed in Note 2, retail competition began in Texas on January 1, 2002. On that date, TNMP separated its formerly integrated Texas utility operations into three components. The operations of First Choice are included in the consolidated financial statements of TNP. Since First Choice has assumed the activities related to the sale of electriity to retail customers in Texas, the amounts shown in the financial statements of TNMP for 2002 and 2001 are not comparable. The following discussion will focus primarily on amounts presented in the consolidated financial statements of TNP, except as noted otherwise.

      TNP had income applicable to common stock of $4.4 million for the quarter ended June 30, 2002, as compared to a loss applicable to common stock of $4.1 million for the quarter ended June 30, 2001. For the six months ended June 30, 2002, TNP had income applicable to common stock of $5.1 million, compared to a loss applicable to common stock of $12.3 million for the six months ended June 30, 2001. The changes in TNP's earnings for the quarter and six months ended June 30, 2002 are attributable to the factors listed below (in millions):

	Earnings
	Increase (Decrease)
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2002 v. 2001	2002 v. 2001
Changes in gross profit	$ (1.1)	$ (5.2)
Other operating and maintenance	2.0	4.5
Depreciation and amortization	6.4	12.9
Charge for recovery of stranded plant	2.7	6.5
Interest charges	2.9	6.8
All other (including income tax effects on the items above)	(4.4)	(9.3)
Cumulative effect of change in accounting for major maintenance costs (net of tax)	-	1.2
TNP consolidated earnings increase	$ 8.5	$ 17.4

  TNP Gross Profit

      The following table summarizes the components of TNP gross profit (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2002	2001	(Decrease)	2002	2001	(Decrease)
Operating revenues	$ 173,376	$ 161,335	$ 12,041	$ 294,041	$ 329,689	$ (35,648)

Purchased power and fuel	87,598	90,735	(3,137)	141,853	195,311	(53,458)
Transmission and distribution costs
of non-affiliated retail electric
providers	14,685	-	14,685	19,388	-	19,388
Transmission expense	4,716	3,148	1,568	9,710	6,092	3,618

Gross profit	$ 66,377	$ 67,452	$ (1,075)	$ 123,090	$ 128,286	$ (5,196)

      Transmission and distribution costs and transmission expense are included in the "Other operating and maintenance" line of TNP's consolidated income statement. The following table summarizes the components of the change in TNP's gross profit for the three and six months ended June 30, 2002, compared to the same periods in 2001 (in thousands).

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2002 v. 2001	2002 v. 2001
Reduction due to loss of former TNMP industrial customers to
competition	$ (7,160)	$ (11,367)
Increase due to competitive customers acquired by First Choice	3,501	4,960
Reduction due to loss of former TNMP residential and
commercial customers to competition	(991)	(1,160)
Reduction in net transmission revenue	(2,641)	(5,201)
Sale of TNP One output to third parties	6,339	6,339
All other	(123)	1,233
Gross profit decrease	$ (1,075)	$ (5,196)

      Gross profit for the three months ended June 30, 2002, decreased $1.1 million, or 1.6 percent, compared to the corresponding 2001 period. The decrease resulted from the loss of former TNMP customers to competing retail electric providers and the change in TNMP's transmission revenue and expenses resulting from the annual PUCT allocation of transmission costs. These decreases were offset in part by First Choice's acquisition of new customers in the competitive market and the sale of the output from TNP One to third parties in the second quarter of 2002. Previously, the output of TNP One had been sold on an intercompany basis, and gross profit from the sale was eliminated in consolidation. For the six months ended June 30, 2002, gross profit decreased $5.2 million, or 4.1 percent, compared to the same period in 2001. The decrease is attributable to the same factors that affected gross profit for the quarter.

      Purchased power and fuel expenses decreased $3.1 million for the three months ended June 30, 2002, as compared to the amount incurred in the same period in 2001. The decrease reflects reduced purchases caused by the gains and losses of customers described above and lower prices in New Mexico. The decrease was offset by the sale of the output from TNP One to third parties during the second quarter of 2002, which resulted in First Choice purchasing additional power to supply the load that was served by TNP One during the corresponding period in 2001. Purchased power and fuel expenses for the six months ended June 30, 2002, decreased $53.5 million as compared to the six months ended June 30, 2002. The decrease is attributable to the factors identified for the second quarter, as well as lower prices in Texas during the first quarter of 2002.

      Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service. The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. During the three and six months ended June 30, 2002, First Choice incurred transmission and distribution charges of $14.7 million and $19.4 million, respectively, related to non-affiliated transmission and distribution service providers.

      During February 2002, the PUCT implemented an updated method of allocating transmission costs within ERCOT. The updated allocation had the effect of reducing the revenue TNMP realized from providing transmission service during the three and six months ended June 30, 2002, and increasing the payments TNMP made for using the transmission facilities of other ERCOT utilities. The updated allocation caused TNMP to incur $0.7 million of net transmission expense during the second quarter of 2002 compared to net transmission revenue of $2.0 million during the second quarter of 2001. During the six months ended June 30, 2002, TNMP had net transmission expense of $1.4 million compared to net transmission revenue of $3.8 million during the same period in 2001.

  Operating Expenses

      TNP incurred operating expenses of $144.1 million in the quarter ended June 30, 2002, an increase of $1.2 million over the amount incurred during the corresponding period of 2001. Operating expenses included in the determination of gross profit increased $13.1 million.

      For the six months ended June 30, 2002, operating expenses were $242.0 million, a decrease of $55.6 million from 2001 levels. Operating expenses included in the determination of gross profit accounted for $30.5 million of the decrease.

      Operating expenses that are included in the determination of gross profit are discussed above in "TNP Gross Profit." The remaining components of the changes in operating expenses are discussed below.

    Other Operating and Maintenance

      Other operating and maintenance expenses for the second quarter of 2002 decreased $2.0 million compared to the same period in 2001. The decrease resulted primarily from the payment of $2.2 million in the second quarter of 2001 to the system benefit fund mandated by Senate Bill 7. In 2002, the costs of the system benefit fund are passed through to customers, and are not recorded in operating and maintenance expense.

      Other operating and maintenance expenses for the six months ended June 30, 2002, decreased $4.5 million from the amount incurred during the same period in 2001. The decrease is attributable to the 2001 system benefit fund payment discussed above, the termination of TNMP's factoring arrangement discussed in Note 5, and lower costs for outside services.

    Depreciation and Amortization

      As discussed in Note 3, TNP stopped amortizing the goodwill associated with the Merger upon adoption of SFAS 142. As discussed in Note 4, TNP and TNMP stopped depreciating TNP One in accordance with SFAS 144. As a result, depreciation and amortization decreased $6.4 million and $12.9 million during the three and six months ended June 30, 2002, respectively, compared to the corresponding periods of 2001.

    Charge for Recovery of Stranded Plant

      Effective with the start of retail competition on January 1, 2002, the earnings cap under which TNMP operated in 2001 is no longer applicable. Accordingly, TNMP is no longer required to accrue for excess earnings. As a result, charge for recovery of stranded plant decreased $2.7 million in the second quarter of 2002 compared to the same period in 2001. During the six months ended June 30, 2002, charge for recovery of stranded plant decreased $6.5 million compared to the same period in 2001. The decrease resulted from TNMP no longer accruing for excess earnings, and, as discussed in Note 2, from TNMP recording an adjustment to its 2001 excess earnings accrual in the first quarter of 2002.

  Interest Charges

      Interest charges decreased by $2.9 million and $6.8 million in the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001. The decrease was due to lower interest rates, partially offset by increased borrowings under the $325 Million Credit Facility that resulted primarily from the termination of the factoring arrangement discussed in Note 5.

  Cumulative Effect of Change in Accounting

      Cumulative effect of change in accounting decreased $1.2 million for the six months ended June 30, 2002, compared to the corresponding period in 2001. The decrease reflects the charge TNMP recorded in the first quarter of 2001 to write off the balance of previously deferred major maintenance costs. Effective January 1, 2001, TNMP began charging the costs of major maintenance to expense as incurred.

Financial Condition

  TNP Liquidity

      TNP's main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement. TNP's Senior Credit Facility includes a $25 million revolving credit facility that may be used to provide working capital and meet other requirements. The revolving credit facility was put in place at the time of the Merger. As of June 30, 2002, TNP had no borrowings against the revolving credit facility, and the entire $25 million was available to TNP, subject to compliance with covenants in this facility.

      For the six months ended June 30, 2002, TNP's cash flow from operations was $105.9 million lower than in the six months ended June 30, 2001. The factors causing the decrease in cash flow from operations are summarized in the following table (in millions).

Cash Flow
Increase(Decrease)
Six Months
Ended June 30,
2002 v. 2001
Increase in accounts receivable due to termination of factoring arrangement	$ (69.3)
Increase in accounts receivable due to sale of TNP One output to third parties	(11.1)
Increase in accounts receivable	(17.5)
Reduced net cash flow due to loss of former TNMP industrial customers to competition	(11.4)
All other	3.4
TNP consolidated cash flow from operations decrease	$ (105.9)

      As discussed in Note 5, TNMP's factoring arrangement was terminated in February 2002, thereby delaying the receipt of cash after that time. The output of TNP One was sold to third parties beginning in the second quarter of 2002. Previously, the output of TNP One had served the electric loads of First Choice and TNMP customers. The increase in accounts receivable is due primarily to higher delinquent customer receivables as discussed previously in "Customer Service Issues" and competitive sales to aggregated municipal customers. The reduced net cash flow caused by the loss of former TNMP industrial customers to competition has been aggravated by delays in realizing revenue from competitively acquired customers. These delays have been caused by problems with the processing of customer switches by ERCOT and other participants in the competitive market.

      Cash dividends from TNMP and First Choice to TNP are limited by restrictions included in the respective companies' debt indentures and bank agreements. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP's ability to pay cash dividends to TNP. For the six months ended June 30, 2002, TNMP and First Choice have paid dividends of $14.0 million and $5.0 million, respectively, to TNP.

      During the six months ended June 30, 2002, First Choice and TNMP made tax sharing payments to TNP of $5.5 million and $0.3 million, respectively.

      As discussed in Note 4, TNMP has signed an agreement to sell TNP One. The net proceeds from the sale will be used solely to repay outstanding debt. To the extent TNMP uses only a portion of the net proceeds from the sale to retire outstanding debt under the $325 Million Credit Facility, the remainder of the net proceeds will be paid as a dividend to TNP, which will then use the cash it receives to retire outstanding debt under the Senior Credit Facility.

      The timing of the closing of the plant sale, combined with delays in securing a new receivables financing arrangement that were discussed in Note 5, could affect TNP's ability to comply as of September 30, 2002, with covenants in the Senior Credit Facility. Under these circumstances TNP is confident that it will be able to secure the required covenant relief, as it has in the past, due to the nature of the timing issues.

      In July 2002, TNP amended the indenture governing its outstanding 10.25 percent Senior Subordinated Notes to facilitate the planned securitization transactions involving accounts receivable and stranded costs.

      Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP's working capital requirements at least through the scheduled expiration of TNP's revolving credit facility in April 2003.

  TNMP and First Choice Liquidity

      The main sources of liquidity for TNMP and First Choice are cash flow from their respective operations and borrowings from the $325 Million Credit Facility. The discussion of TNP's cash flow above describes the operating cash flow of TNMP and First Choice for the six months ended June 30, 2002.

      Both First Choice and TNMP may borrow under the $325 Million Credit Facility. First Choice can borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP's guarantee, and, therefore, First Choice's borrowings and issuances of letters of credit, is limited to $75 million.

      As of June 30, 2002, TNMP had outstanding borrowings of $241 million against the $325 Million Credit Facility. In addition, TNMP had guaranteed First Choice's performance under the power supply contract with Constellation for $25 million. TNMP and First Choice had the combined ability to borrow an additional $84 million under the $325 Million Credit Facility at June 30, 2002, subject to covenants in this facility as well as covenants in TNP's Senior Credit Facility. Of the $84 million, First Choice had the ability to borrow or issue letters of credit in the amount of $50 million.

      Since June 30, 2002, TNMP has provided additional guarantees of First Choice's performance under power supply contacts with Constellation and other suppliers for $18.5 million, leaving $31.5 million available to First Choice to guarantee borrowings or letters of credit under the $325 Million Credit Facility. Based on current gas prices as of early August 2002, TNMP may be required to provide additional guarantees on behalf of First Choice up to $16 million. If TNMP provides such guarantees, the amount available to First Choice to guarantee borrowings or letters of credit under the $325 Million Credit Facility would be reduced to $15.5 million.

      In March 2002, both the Senior Credit Facility and the $325 Million Credit Facility were amended to allow intercompany loans to be made between TNMP and First Choice. The availability of intercompany financing is an important source of liquidity for TNMP. As of June 30, 2002, TNMP had intercompany notes payable to First Choice of $19 million.

      TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations, intercompany borrowings, and periodic borrowings under the $325 Million Credit Facility should be sufficient to meet working capital requirements at least through the expiration of the credit facility in October 2003.

      First Choice's ability to continue to grow its operations is contingent upon the availability of adequate credit capacity. This capacity is needed to provide credit support to power suppliers when arranging for long-term purchases of power. A significant decline in the market price of natural gas and/or electricity, or a continuation of First Choice's recent success in acquiring new customers, absent the availability of additional credit resources, could limit First Choice's ability to provide additional credit support to Constellation or other power suppliers. Potential additional credit resources for First Choice other than the existing $325 Million Credit Facility include, but are not limited to, posting of cash collateral with power suppliers. The amount of cash available to pledge as collateral would be greatly increased by the execution of a receivables financing arrangement whereby First Choice would sell its receivables to a third party. As discussed in Note 5, TNMP and First Choice are working to replace the factoring arrangement that was terminated in February 2002.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

      See Notes 2 and 7 for information regarding additional regulatory and legal matters.

Item 5.    Other Information.

      On May 8, 2002, TNP's Board of Directors increased its size from five to nine, and named four individuals to fill the newly created positions. All four will serve until next annual meeting of the shareholders of TNP or until the election of their respective successors.

      The four directors named on May 8, 2002, and brief information concerning each, are as follows:

      Kenneth S. Grossman, 46, has been an investment manager for more than five years. He has been Managing Director of Alpine Associates, an investment management firm, since October 1999. From April 1999 until September 1999, he was Executive Vice President of Imperial Capital, an investment management firm. Prior to April 1999, he was self-employed as an investment manager.

      David Kehler, 54, has been an independent consultant since February 2000. From February 1994 until January 2000 he was Associate Deputy State Treasurer of the State of New Jersey.

      James W. O'Brien, 56, has been the president of Bare Cove Financial, a consulting firm, since 1998. He was Vice President and Principal of Beacon Hill Financial, an investment banking firm, from 1986 until 1998. Mr. O'Brien is also a director of Cyterra Corp., a security company.

      Laurence D. Weltman, 51, is an attorney and has been a partner of the New York law firm of Willkie Farr & Gallegher for more than five years. He is also a director of International Financial Group, Inc., an insurance firm.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits

      The following exhibits are filed with this report:

      (4) Second Supplemental Indenture, dated as of July 18, 2002, between TNP Enterprises, Inc. and The Bank of New York, as Trustee, supplementing Indenture dated as of April 7, 2000, between ST Acquisition Corp. and The Bank of New York, as Trustee.

      (99.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (99.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (99.3) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (99.4) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

      TNP filed a report on Form 8-K dated July 12, 2002, disclosing the agreement to sell TNP One.

Statement Regarding Forward Looking Information

      The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition; resolution of problems with computer systems of ERCOT and other market participants that support the competitive market in Texas and facilitate the customer switching process; the ability of First Choice to attract and retain customers as competition moves forward; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP's and TNMP's businesses; decisions in connection with regulatory proceedings; the sale of TNP One; insurance coverage available for claims made in litigation; general business and economic conditions, and price fluctuations in the electric power and natural gas markets; completion of a new receivables financing arrangement; and other factors described from time to time in TNP's and TNMP's reports filed with the SEC. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

(Registrant)	TNP ENTERPRISES, INC.

Date: August 6, 2002	By: \s\ THEODORE A. BABCOCK Theodore A. Babcock Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date: August 6, 2002	By: \s\ SCOTT FORBES Scott Forbes Senior Vice President and Chief Finanical and Accounting Officer