Form 10-K
period 2002-12-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2003-03-28
CIK 741612, 22767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	COMBINED ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-8847

TNP ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1907501
(State of incorporation)	(I.R.S. employer identification no.)

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113

(Address and zip code of principal executive offices)

Telephone number, including area code: 817-731-0099

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

TNP Enterprises, Inc. has no publicly traded shares of common stock outstanding.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.

Commission File Number: 2-97230

TEXAS-NEW MEXICO POWER COMPANY

(Exact name of registrant as specified in its charter)

Texas	75-0204070
(State of incorporation)	(I.R.S. employer identification no.)

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113

(Address and zip code of principal executive offices)

Telephone number, including area code: 817-731-0099

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

TNP Enterprises, Inc. holds all 10,705 outstanding common shares of Texas-New Mexico Power Company.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0.

TNP ENTERPRISES INC. AND SUBSIDIARIES

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

Combined Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002

This combined annual report on Form 10-K is filed separately by TNP Enterprises, Inc. (TNP) and Texas-New Mexico Power Company (TNMP). Information contained in this report relating to Texas-New Mexico Power Company is filed by TNP Enterprises, Inc. and separately by Texas-New Mexico Power Company on its own behalf. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc. or to any other affiliate or subsidiary of TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company.

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition; resolution of problems with computer systems of the Electric Reliability Council of Texas (ERCOT) and other market participants that support the competitive market in Texas and facilitate the customer switching process; the ability of First Choice Power, Inc. (First Choice) to attract and retain customers as competition moves forward; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP’s and TNMP’s businesses; decisions in connection with regulatory proceedings; insurance coverage available for claims made in litigation; general business and economic conditions, and price fluctuations in the electric power and natural gas markets; completion of a new receivables financing arrangement; collections experience; extensions and refinancings of expiring credit facilities; and other factors described from time to time in TNP’s and TNMP’s reports filed with the Securities and Exchange Commission (SEC). TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART I

Item 1. BUSINESS.

Introduction

TNP was organized as a holding company in 1983 and transacts business through its subsidiaries. TNMP is a public utility operating in two electricity markets. In New Mexico, TNMP provides integrated electricity services under traditional cost-of-service rate regulation. Those services include transmitting, distributing, purchasing and selling electricity to its New Mexico customers. In Texas, TNMP provides regulated transmission and distribution services under the provisions of the legislation that established retail competition in Texas (Senate Bill 7). TNMP’s predecessor was organized in 1925. First Choice was organized in 2000 to act as TNMP’s affiliated retail electric provider, as required by Senate Bill 7. First Choice is a wholly owned subsidiary of TNP.

TNMP has two subsidiaries, Texas Generating Company (TGC), and Texas Generating Company II (TGC II). These subsidiaries were formed in 1988 and 1991, respectively, to facilitate the financing of the construction of the two generating units of TNP One. In June 2001, TNMP implemented a plan to restructure the ownership of TNP One to comply with provisions of Senate Bill 7. As a result, TGC was converted from a corporation to a limited partnership, TGC II was converted from a corporation to a limited liability company, and the ownership of TNP One was transferred to TGC. TNMP sold TNP One in October 2002. As a result of the sale, TGC and TGC II neither own property nor engage in any operating activities.

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

Acquisition

On April 7, 2000, pursuant to an Agreement and Plan of Merger among TNP, ST Acquisition Corp. (ST Corp) and SW Acquisition, L.P. (SW Acquisition), the parent of ST Corp., ST Corp. merged with and into TNP (Merger). TNP is the surviving corporation in the Merger.

TNMP’s Service Areas

TNMP provides electric service to more than 246,000 customers in 85 Texas and New Mexico municipalities and adjacent rural areas. The company serves a market niche of smaller- to medium-sized communities. Only three of the 85 communities in TNMP’s service territory have populations exceeding 50,000. TNMP’s service territory is organized into two operating areas: Texas and New Mexico.

Texas

TNMP’s Texas territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of DFW International Airport, eastward to municipalities near the Red River, and to communities south and west of Fort Worth. A second portion of its territory includes the area along the Texas Gulf Coast between Houston and Galveston, and a third includes areas of far west Texas between Midland and El Paso. In Texas, TNMP provides transmission and distribution service to a variety of entities, including customers engaged in the agricultural, food processing, oil and gas, petrochemical, and tourism industries.

New Mexico

This region includes areas in southwest and south central New Mexico. The economy depends primarily upon mining and agriculture, with copper mines as the major industrial customer.

Franchises and Certificates of Public Convenience and Necessity

Texas and New Mexico laws do not require an electric utility to execute a franchise agreement with a municipality to be entitled to provide or continue to provide electrical service within the municipality. A franchise agreement does, however, document the mutually agreeable terms under which the service will be provided within a municipality. TNMP holds 82 franchises with terms ranging from 15 to 50 years, one franchise with a five-year term, and two franchises with indefinite terms from the 85 municipalities to which it provides electric service. These franchises will expire on various dates from 2003 to 2039. Two Texas franchises, comprising 3 percent of total company revenues, are scheduled to expire in 2003. TNMP intends to negotiate and execute new or amended franchise agreements to be effective before existing franchises expire.

TNMP also holds Public Utility Commission of Texas (PUCT) certificates of public convenience and necessity covering all Texas areas that TNMP serves. These certificates include terms that are customary in the public utility industry. TNMP generally has not been required to have certificates of public convenience and necessity to provide electric service in New Mexico.

First Choice’s Service Areas

First Choice had approximately 223,000 Texas customers at December 31, 2002. This number consists of approximately 186,000 price-to-beat customers and 37,000 customers (residential, commercial, industrial and aggregated municipalities) acquired through competition. The price-to-beat customers are former customers of TNMP that have chosen to remain with First Choice, TNMP’s affiliated retail electric provider. First Choice focuses its competitive customer acquisition efforts in the major metropolitan areas that are open to electric choice within ERCOT, including Dallas-Fort Worth, Houston, Corpus Christi, and McAllen-Harlingen-Brownsville. First Choice is one of ten retail electric providers competing for mass market customers (residential and small commercial), and one of more than twenty retail electric providers competing for large commercial, industrial and aggregated municipal customers. At December 31, 2002, First Choice’s gigawatt-hour (GWh) sales market share in the competitive regions of ERCOT was slightly greater than 3 percent.

Seasonality of Business

TNMP and First Choice experience increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 2002, approximately 43 percent of TNP’s consolidated annual revenues were recorded in June, July, August, and September.

Sources and Cost of Energy

First Choice assumed the energy supply activities of TNMP on January 1, 2002. First Choice purchases all of the power needed to supply the electricity requirements of its customers. First Choice’s power purchases are transmitted to its customers over transmission lines owned by TNMP and other utilities. First Choice is a member, and TNMP is an associate member, of ERCOT, the entity responsible for managing the operations of the competitive electricity market in Texas.

Generation from TNP One served the load of First Choice customers during the first quarter of 2002. From April 2002 until the sale in October 2002, the output of TNP One was sold to third parties. Overall, TNP One provided approximately 21 percent of TNP’s energy requirements, including sales to third parties, for the year ended December 31, 2002.

To maintain a reliable power supply for its New Mexico customers and to coordinate interconnected operations, TNMP is a member of the Western Systems Coordinating Council.

In January 2002, TNMP’s power contracts for Texas operations were assigned to First Choice, and Constellation Power Source, Inc. (Constellation) began managing those contracts on behalf of First Choice. Constellation is the primary supplier of power for First Choice’s price-to-beat customers. As First Choice gains competitive customers, it procures power for those competitive customers from a number of suppliers.

Strategy for mitigating fluctuation in costs of energy supply.    First Choice has adopted a risk management policy that establishes minimal amounts of risk that First Choice may assume. First Choice’s basic strategy is to minimize its exposure to fluctuations in energy prices by matching fixed price sales contracts with fixed price supply or by purchasing options to limit exposure to upward movements in prices in its energy supply. In addition, for price-to-beat customers, First Choice may, at its option, request that the PUCT change the price-to-beat fuel factor twice a year to recognize increases or decreases in gas prices.

Price-to-Beat Customers. Customers subject to the price-to-beat rates accounted for 55 percent of First Choice energy sales in 2002. First Choice anticipates that purchases to supply price-to-beat customers will account for a smaller share of its total purchases in 2003, because it expects sales to competitive customers to grow faster than sales to price-to-beat customers. First Choice purchases supply for price-to-beat customers primarily from Constellation at prices that vary with monthly natural gas prices, although it has the ability to purchase supply at fixed prices under its contract with Constellation. Currently, First Choice has purchased supply for the 2003 estimated load of price-to-beat customers at prices that will vary with natural gas prices. To manage the risk inherent in this strategy, First Choice may, at its option, request that the PUCT change the price-to-beat fuel factor twice a year to recognize increases or decreases in gas prices. First Choice is not required to reduce the price-to-beat fuel factor to recognize decreases in natural gas prices, but could reduce the factor in response to competitive forces.

The price-to-beat fuel factor plus a fixed component of price-to-beat rates of approximately $19 per megawatt hour (MWh) comprise the total price-to-beat fuel recovery rate. First Choice implemented one change in the price-to-beat fuel factor in August 2002, and requested a second change in the factor in December 2002, which became effective on February 4, 2003 and increased the price-to-beat fuel rate to approximately $50 per MWh. First Choice requested another change in the factor in February 2003, subsequent to the effective date of its December 2002 request. The PUCT approved First Choice’s request on March 21, 2003. As a result, the total price-to-beat fuel rate increased to approximately $55 per MWh.

On March 14, 2003, First Choice requested another change in the price-to-beat fuel factor. The request is First Choice’s second in 2003, the maximum number allowed for the year. First Choice expects the requested price-to-beat fuel factor to become effective in April 2003. If the PUCT approves First Choice’s request as filed, the total price-to-beat fuel rate would increase to $60 per MWh.

Changes in the price-to-beat fuel factor are applied prospectively. Accordingly, First Choice is exposed to increases in natural gas prices during the period between the date it requests a change in the price-to-beat fuel factor and the date upon which the requested change goes into effect. That period of time typically ranges from thirty to forty-five days. Since First Choice has requested both of its allowed changes in the price-to-beat fuel factor for 2003, it is also exposed to changes in gas prices above the price inherent in the March 14 price-to-beat fuel factor request. This exposure to gas price risk was to be addressed by a new hedging strategy developed in 2002, which is explained below.

Competitive Customers. Competitively acquired customers accounted for 45 percent of First Choice energy sales in 2002. As noted above, First Choice expects sales to competitive customers to grow faster than sales to price-to-beat customers. Accordingly, First Choice anticipates that purchases to supply competitively acquired customers will account for a larger share of total energy purchases in 2003.

First Choice has firm commitments to supply approximately 4.0 million MWh of energy to competitive customers during 2003. First Choice has purchased approximately 0.7 million MWh of the energy necessary to supply its 2003 firm commitments at a fixed price. In an effort to limit credit exposure, First Choice has purchased the remaining 3.3 million MWh of the energy to meet its firm commitments from suppliers at prices that vary with natural gas prices. This approach minimizes collateral postings and would result in lower purchased power expense for First Choice if gas prices fall, but creates exposure to the risk of increasing natural gas prices. This exposure was to be addressed by a new hedging strategy developed in 2002, which is explained below.

The following table presents First Choice’s firm commitments to competitive customers during 2003 and the energy purchases made to supply that load.

MWh (in millions)
Firm commitments to supply competitive customers during 2003	4.0
Less: Commitments supplied with energy purchases made at market prices from January 2003 to March 2003	0.6

Remaining firm commitments in 2003	3.4
Less: Natural gas call options purchased to cover energy purchases that vary with natural gas prices (represents projected sales from April 2003 to December 2003)	2.7
Less: Firm commitments supplied with energy purchased at fixed prices	0.7

Unhedged firm commitments in 2003	—

Hedging Strategy to Manage Natural Gas Price Risk. Early in 2002, First Choice purchased supplies at fixed prices for the entire term of a customer’s contract at the time the customer signed a contract. During 2002, First Choice recognized that purchasing fixed price supply during periods of high gas prices subjected it to additional credit requirements. Should gas prices fall below the levels of the fixed price purchase commitments, First Choice would be required to post collateral to its suppliers. First Choice’s ability to post collateral is limited by factors discussed in the “Liquidity and Capital Resources” section of Item 7 and Note 8. To address this issue, First Choice developed a strategy based on the purchase of call options to mitigate the risk of increasing gas prices, which was adopted in November 2002. In early November 2002, First Choice began purchasing call options to cover contracted fixed price energy sales to customers where the price of the firm commitments from suppliers fluctuates with natural gas prices.

Self-Dealing by an Employee and its Effects. Shortly after the initial option purchase, First Choice discovered that the initial option purchase was made from an organization created by a now former First Choice employee who had the responsibility to negotiate and contract with energy counterparties. The undisclosed self-dealing by the employee was discovered immediately and action was taken to freeze the funds transferred to the employee-controlled organization. Reassessment of internal controls, as well as the negotiation with acceptable counterparties, further delayed the implementation of First Choice’s hedging strategy until January 2003. At the Company’s request, federal authorities are currently investigating the self-dealing transactions. During this time gas prices increased significantly due to, among other factors, unusually cold weather in certain regions, a corresponding decrease in gas storage levels and general disruption in world and United States energy markets related to the threat of war in the Middle East and reduced supply from Venezuela.

Implementation of Gas Price Hedging Strategy. By mid-March 2003, First Choice had secured call options for natural gas needed to cover 2.7 million MWh of projected sales for the period from April 2003 to December 2003. First Choice paid $11.0 million to purchase the call options. The remaining 0.6 million MWh of firm commitments represent load for the period January 2003 to March 2003. The natural gas needed to supply that load was purchased at market prices.

First Choice has firm commitments to supply approximately 0.7 million and 0.1 million MWh of energy to competitive customers during 2004 and 2005, respectively. Supplier commitments to serve the majority of this load have not been secured. First Choice expects to purchase natural gas call options to hedge the risk of increasing gas prices associated with these firm commitments during the second quarter of 2003.

To address the price risk associated with supplying the price-to-beat customers, First Choice has also purchased natural gas call options covering approximately 3.1 million MWh, which represents substantially all of First Choice’s estimated price-to-beat load for the period from April 2003 through February 2004. First Choice paid $7.4 million to purchase the options. The purchase of the options effectively limits the price of the energy needed to supply First Choice’s price-to-beat load to slightly lower than the price inherent in its March 14 price-to-beat fuel factor request.

Financial Impact of Gas Price Movement. When First Choice executed contracts to provide energy for the 3.3 million MWh of firm commitments whose cost fluctuated with natural gas price movements, it estimated that energy prices would average $35 per MWh based on gas costs of $3.99 per million British Thermal Units (mmbtu) at that time, and comparable forward gas costs for the prior year, which ranged between $2.50 and $4.00 per mmbtu. Natural gas prices started to rise above $3.99 per mmbtu in December 2002. Due to the increase above $3.99 per mmbtu, First Choice expects increased purchased power expenses of approximately $12.2 million in the first quarter of 2003, during which gas peaked at $18.60 per mmbtu and averaged $6.60 per mmbtu. If gas prices remain above $3.99 per mmbtu First Choice will continue to experience purchased power cost greater than originally expected. For the remainder of 2003, First Choice has limited its exposure to gas prices as discussed above. In the worst case if all options were exercised to cover gas exposure, the average cost of gas would be $5.52 per mmbtu resulting in increased purchased power costs of approximately $39.0 million for the last three quarters of 2003. Based on current forward prices, which suggest an average price for the remainder of the year of $5.15 per mmbtu, the impact on purchased power cost is approximately $30.1 million. Should gas prices return to the original estimate of $3.99 per mmbtu, there would be no impact on purchased power cost for remainder of the year. For every $0.50 per mmbtu change in average gas price for the remainder of the year, we would expect a change in energy cost of approximately $11.4 million.

February Ice Storm. During February 2003, an ice storm hit portions of First Choice’s service territory. The ice storm caused extreme demand for electricity in ERCOT. As a result, the “market-clearing” price charged within ERCOT averaged 3.5 times higher for February 2003 than under more normal weather conditions. The market-clearing price is the price of power that ERCOT charges to balance supply and demand within the competitive market. Due to market-clearing prices resulting from the ice storm, First Choice incurred approximately $6.2 million of additional purchased power expense in February 2003. The increased market-clearing price had a significant impact on all market participants that were purchasing power in the ERCOT balancing market. As a result of the abnormally high market-clearing prices, the PUCT has begun an investigation into the circumstances that led to the high prices.

New Mexico. Under terms of a long-term wholesale power contract with Public Service Company of New Mexico (PNM) signed in 2001, PNM supplied power to complement TNMP’s existing New Mexico supply contracts during 2002 and became the sole supplier of power to serve TNMP’s New Mexico load beginning January 1, 2003. The contact extends through December 2006.

Purchased Power Costs. During 2002, TNP’s consolidated average cost per Kilowatt-Hour (kWh) of purchased power was 4.05 cents per kWh. In 2001, prior to retail competition, TNMP’s average cost of purchased power was 4.58 cents per kWh.

The following table illustrates the composition of TNP’s sources of electric energy in 2002.

	Year Contract Expires	Percent of Energy Provided
Generation
TNP One	—	21%
Purchased Power
Firm contracts expiring in 2002-2003	—	9%
Firm contracts expiring in 2004
Constellation	2004	31%
Buy-sell agreements	—	1%
Spot market purchases	—	38%

Total		100%

Recovering Purchased Power and Fuel Costs

As discussed above, First Choice assumed the energy supply activities of TNMP on January 1, 2002. The competitive retail electricity market in Texas contains no provisions for the specific recovery of purchased power costs, although First Choice can request that the PUCT change the price-to-beat fuel factor twice a year to recognize increases or decreases in natural gas prices. As a result, changes in natural gas prices will affect First Choice’s operating results.

In New Mexico, TNMP recovers all purchased power costs through the fuel and purchased power adjustment clause authorized by the New Mexico Public Regulation Commission (NMPRC). The purchased power recovery factor changes monthly to reflect over-collections or under-collections of purchased power costs.

Government Regulation

TNMP is subject to PUCT and NMPRC regulation. Some of its activities, such as issuing securities, are also subject to Federal Energy Regulatory Commission (FERC) regulation. Utility industry regulation continues to change both in reaction to, and as a primary force behind, a more competitive industry. These changes are discussed in Item 7, “Competitive Conditions” and Notes 1 and 2.

In addition to regulation as a utility, TNMP’s facilities are regulated by the Environmental Protection Agency and Texas and New Mexico environmental agencies. During 2002, 2001, and 2000, TNMP incurred expenses related to air, water, and solid waste pollution abatement (including ash removal) of approximately $3.1 million, $3.8 million, and $4.7 million, respectively. Substantially all of TNMP’s environmental expenses were incurred at TNP One, which TNMP sold in October 2002.

Employees and Executive Officers

At December 31, 2002, TNP, First Choice and TNMP had 742 employees. The employees are not represented by a union or covered by a collective bargaining agreement. Management believes relations with its employees are excellent.

Executive officers of TNP and TNMP, who are elected annually by the respective boards of directors and serve at the discretion of the boards, are as follows:

Name	Age	Position with TNP
William J. Catacosinos	72	Chairman, President, & Chief Executive Officer
Theodore A. Babcock	48	Chief Financial Officer
Manjit S. Cheema	48	Treasurer
Kathleen A. Marion	48	Secretary

Name	Age	Position with TNMP
Jack V. Chambers	53	Chairman, President, & Chief Executive Officer
Scott Forbes	45	Senior Vice President—Chief Financial & Accounting Officer
W. Douglas Hobbs	59	Senior Vice President and Chief Operations Officer
Melissa D. Davis	45	Vice President—Human Resources
Larry W. Dillon	48	Vice President—Power Resources
Michael D. Blanchard	52	Vice President & General Counsel
Patrick L. Bridges	44	Vice President & Treasurer
Georgia (Cookie) Chambers	45	Chief Information Officer
Paul W. Talbot	46	Secretary
Joseph B. Hegwood	47	Assistant Controller
B. Jan Adkins	59	Assistant Secretary

William J. Catacosinos joined TNP upon the closing of the Merger as Chairman, President & Chief Executive Officer. He also serves on TNMP’s board of directors. Since 1998, Dr. Catacosinos has served as Managing Partner of Laurel Hill Capital Partners, LLC (Laurel Hill). Dr. Catacosinos served as Chairman and Chief Executive Officer of Long Island Lighting Company (LILCO) from 1984 to 1998.

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

Manjit S. Cheema was elected President of First Choice in August 2001 and Treasurer of TNP in May 2000. He was Senior Vice President & Chief Financial Officer of TNMP from July 1996 until August 2002. Mr. Cheema was Senior Vice President & Chief Financial Officer of TNP from May 1997 until the closing of the Merger.

W. Douglas Hobbs became Senior Vice President & Chief Operations Officer in August 2002. He had served as TNMP’s Vice President – T&D Operations since June 2002. Prior to that, he had served as TNMP’s Vice President – Texas Transmission and Distribution Operations since October 2000. He was Vice President and Regional Customer Officer of TNMP from March 1999 to October 2000. He served as Vice President – Business Development of TNP from May 1997 until May 1999.

Scott Forbes became Senior Vice President & Chief Financial and Accounting Officer of TNMP in August 2002. Previously, he had served as Vice President – Chief Accounting & Information Officer of TNMP since January 2001. Prior to that, he had served as Chief Accounting & Information Officer of TNMP since April 2000. He was elected Chief Information Officer of TNMP in June 1998. He was Controller of TNMP from February 1997 to June 1998 and was Controller of TNP from May 1997 to June 1998.

Melissa D. Davis was appointed Vice President – Human Resources of TNMP effective March 1999. She served as TNMP Vice President and Regional Customer Officer from February 1997 until March 1999.

Larry W. Dillon became Vice President – Power Resources of TNMP effective March 1999. He had served as TNMP Vice President and Regional Customer Officer from 1994 until March 1999.

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

Georgia (Cookie) Chambers has served as Chief Information Officer of TNMP since September 2002. From 1999 through 2001, she served as Vice President of Information Technology for Paging Network, Inc. and from 1997 through 1998, she served as Director of Application Development. Ms. Chambers is unrelated to Jack V. Chambers.

Kathleen A. Marion joined TNP upon the closing of the Merger as Secretary. Since 1999, Ms. Marion has been Executive Administrator of Laurel Hill. From 1994 to 1998, she served as Vice President of Corporate Services and Corporate Secretary of LILCO.

Paul W. Talbot was elected Corporate Secretary of TNMP in February 1998. He was elected Corporate Secretary of First Choice in August 2001. He served as Corporate Secretary of TNP from February 1998 until the closing of the Merger. He has been Senior Counsel of TNMP since August 1996.

Joseph B. Hegwood was named Assistant Controller of TNMP in August 2002. From July 2002 to August 2002, he served as Director of Accounting of TNMP. He served as Director of Finance of TNMP from July 2000 to July 2002. He was TNMP’s Manager of Budgets, Projects & Property Accounting from July 1998 to July 2000. From April 1998 to July 1998, he served as TNMP’s Supervisor of Budgets, Projects & Property Accounting. From November 1997 until April 1998, he served as TNMP’s Supervisor of Projects & Property Accounting.

B. Jan Adkins became Assistant Corporate Secretary of TNMP in August 1987. She also served as Assistant Corporate Secretary of TNP from August 1987 until the closing of the Merger.

Item 2. PROPERTIES.

Generating Facilities

TNP One is a two-unit, lignite-fueled generating plant, located in Robertson County, Texas. In October 2002, TNMP sold TNP One. See Note 5 for a discussion of TNMP’s sale of TNP One.

Transmission and Distribution Facilities

Management believes that TNMP’s transmission and distribution facilities have sufficient capacity to serve existing customers adequately and that those facilities can be extended and expanded to serve customer growth for the foreseeable future. These facilities primarily consist of overhead and underground lines, substations, transformers, and meters. TNMP generally constructs its transmission and distribution facilities on easements or public rights of way and not on real property held in fee simple.

Administrative and Service Facilities

TNP’s and TNMP’s corporate headquarters are located in an office building in Fort Worth, Texas. Space in this building is leased through October 2007. TNP also has offices in Jericho, New York.

TNMP owns or leases 26 construction centers or other office facilities in Texas and New Mexico. First Choice owns or leases local offices in 20 of the Texas municipalities that it serves. In addition to these facilities, TNMP owns or leases offices in 12 Texas communities that are shared with First Choice. This sharing of facilities is allowed through a waiver granted by the PUCT.

Item 3. LEGAL PROCEEDINGS.

Power Resource Group. In October 2002, the Texas Supreme Court declined Power Resource Group’s appeal of a summary judgment in TNMP’s favor in the suit styled Power Resource Group, Inc. vs. Public Utility Commission of Texas and Texas-New Mexico Power Company, which was heard in the 345th District Court of Travis County, Texas. The Supreme Court’s ruling had the effect of upholding the district court’s January 2001 dismissal of this lawsuit.

Information regarding additional regulatory and legal matters is provided in Notes 2 and 11.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2002.

PART II

Item 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

TNP has no publicly traded shares of common stock outstanding.

TNP holds all 10,705 outstanding common shares of TNMP. During 2002 and 2001, TNMP declared common dividends to TNP as follows (in thousands):

Quarter	2002	2001
First	$9,000	$12,000
Second	0	3,000
Third	4,000	16,000
Fourth	84,300	5,000

Total	$97,300	$36,000

TNMP and First Choice have the ability to borrow under a Credit Facility (TNMP/First Choice Credit Facility) that restricts the payment of cash dividends by TNMP. Details regarding the restrictions are discussed in Note 9.

Item 6. SELECTED FINANCIAL DATA.

The following table sets forth selected financial data of TNP and TNMP for 1998 through 2002.

				Predecessor
	2002	2001	2000	1999	1998
	(Dollars in thousands)
TNP ENTERPRISES, INC.
For the years ended December 31,
Consolidated results
Operating revenues	$687,371	$658,914	$644,035 (1)	$576,150	$585,941
Income from continuing operations before cumulative effect of change in accounting(2)	$32,235	$10,160	$5,061 (1)	$30,167	$32,134
Net income	$32,235	$8,990	$5,061 (1)	$30,167	$19,424
At December 31,
Total assets	$1,238,925	$1,264,557	$1,325,300	$1,001,199	$993,765
Capitalization
Long-term debt, including current maturities	$691,795	$780,611	$860,127	$440,244	$459,000
Preferred stock	140,452	121,191	104,393	1,664	3,060
Common shareholders' equity	90,083	78,811	86,620	327,110	308,294

Total capitalization	$922,330	$980,613	$1,051,140	$769,018	$770,354

Capitalization ratios
Long-term debt, including current maturities	75.0%	79.6%	81.8%	57.3%	59.6%
Preferred stock	15.2	12.4	9.9	0.2	0.4
Common shareholders' equity	9.8	8	8.3	42.5	40.0

Total capitalization	100.0%	100.0%	100.0%	100.0%	100.0%

TEXAS-NEW MEXICO POWER COMPANY
For the years ended December 31,
Consolidated results
Operating revenues	$303,907	$651,532	$644,035	$576,093	$585,892
Income before cumulative effect of change in accounting(2)	$36,131	$52,134	$41,957	$39,443	$34,321
Net income	$36,131	$50,964	$41,957	$39,443	$34,321
At December 31,
Total assets	$862,805	$940,799	$998,497	$984,395	$973,566
Capitalization
Long-term debt, including current maturities	$345,495	$342,411	$426,327	$440,244	$450,000
Preferred stock	—	—	—	1,664	3,060
Common shareholder's equity	250,994	337,411	322,977	312,558	302,096

Total capitalization	$596,489	$679,822	$749,304	$754,466	$755,156

Capitalization ratios
Long-term debt, including current maturities	57.9%	50.4%	56.9%	58.4%	59.6%
Preferred stock	—	—	—	0.2	0.4
Common shareholder's equity	42.1	49.6	43.1	41.4	40

Total capitalization	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Includes information of Predecessor company for January 1, 2000 through April 7, 2000, the period prior to the Merger.
(2)	Reflects a change in the method of accounting for major maintenance costs as described in Note 3.

TEXAS-NEW MEXICO POWER COMPANY

SELECTED OPERATING STATISTICS

	2002(1)	2001	2000	1999	1998
Operating revenues (in thousands):
Residential	$102,464	$264,704	$231,953	$216,374	$225,870
Commercial	94,052	210,378	176,635	163,248	164,800
Industrial	42,089	173,885	172,908	147,110	150,883
Sales for resale(2)	53,806	12,499	12,350	3,803	11,448
Other	11,496	(9,934)	50,189	45,558	32,891

Total	$303,907	$651,532	$644,035	$576,093	$585,892

Sales (MWH):
Residential	2,622,978	2,555,472	2,582,081	2,420,512	2,439,478
Commercial	2,095,666	2,089,978	2,069,046	1,921,614	1,883,422
Industrial	1,958,920	4,166,178	4,610,059	4,799,146	4,981,773
Sales for resale(2)	1,978,194	291,958	281,017	121,077	428,884
Other	110,592	99,884	101,563	106,814	109,867

Total	8,766,350	9,203,470	9,643,766	9,369,163	9,843,424

Number of customers (at year end):
Residential	210,936	205,712	202,759	199,617	197,155
Commercial	34,979	33,654	34,345	33,127	30,884
Industrial	114	117	116	116	138
Sales for resale(2)	—	—	16	8	17
Other	835	802	788	799	226

Total	246,864	240,285	238,024	233,667	228,420

Revenue statistics:
Average annual use per residential customer (KWH)	12,554	12,451	12,805	12,130	12,491
Average annual revenue per residential customer (dollars)	490	1,290	1,150	1,084	1,157
Average revenue per KWH sold per residential customer (cents)	3.91	10.36	8.98	8.94	9.26
Average revenue per KWH sold total sales (cents)	3.47	7.08	6.68	6.15	5.95

Net generation and purchases (MWH):
Generated	2,010,606	2,349,380	2,215,236	1,912,673	2,062,958
Purchased	1,106,924	7,145,034	7,686,302	7,716,856	8,256,857

Total	3,117,530	9,494,414	9,901,538	9,629,529	10,319,815

Average cost per KWH purchased (cents)	5.85	4.58	4.01	3.18	3.39
Employees (year-end)	578	748	830	823	827

(1)	In early 2002, Texas operations became unbundled in accordance with SB7. Texas statistics therefore are primarily associated with the transmission and distribution of electricity to retail customers and the generation and sale of electricity from TNP One generating plant (sold on October 31, 2002). New Mexico operations remain unchanged from prior years.

(2)	Sales for resale in 2002, includes the sale of output from TNP One until it was sold on October 31, 2002.

FIRST CHOICE POWER INC.

SELECTED OPERATING STATISTICS

2002
Operating revenues (in thousands):
Residential	$209,467
Commercial and industrial	187,621
Aggregated cities	68,812

Total revenue from billed sales	465,900
Unbilled and other revenue	39,356

Total	$505,256

Sales (MWH):
Residential	2,325,096
Commercial and industrial	2,633,021
Aggregated cities	997,197

Total	5,955,314

Number of customers (at year end)(1):
Residential	180,220
Commercial and industrial	31,858
Aggregated cities	11,112

Total	223,190

Revenue statistics:
Average annual use per residential customer (KWH)	14,559
Average annual revenue per residential customer (dollars)	1,312
Average revenue per KWH sold per residential customer (cents)	9.01
Average revenue per KWH sold total sales (cents)	7.82
Net purchases (MWH)	6,851,130
Average cost per KWH purchased (cents)	3.62
Employees (year-end)	158

(1)	First Choice defines a customer as an entity that has received a bill for electric service as of the date that the customer count is measured. As such, customer counts shown above and elsewhere in this report do not include entities that have chosen First Choice as their retail electric provider, but have yet to receive a bill.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SIGNIFICANT EVENTS AND KNOWN TRENDS AFFECTING TNP AND TNMP

Competitive Conditions

First Choice

Retail competition began in Texas under the provisions of Senate Bill 7 on January 1, 2002. In accordance with Senate Bill 7, TNMP separated its Texas utility operations into three components. First Choice, TNMP’s affiliated retail electric provider, assumed the activities related to the sale of electricity to retail customers in Texas, TGC became the unregulated entity performing the generation activities, and TNMP continues to operate its regulated transmission and distribution business in Texas. The beginning of competition has resulted in a number of issues that affect the operations of First Choice and TNMP. As noted in the following discussion, First Choice and TNMP have responded to these issues as they have become apparent, and will continue to monitor the competitive market as it evolves.

Price-to-Beat. First Choice must offer former TNMP customers whose loads are less than 1 megawatt a regulated price, commonly called the “price-to-beat”. When competition began in January 2002, approximately 195,000 former TNMP customers became customers of First Choice and were subject to the price-to-beat. During 2002, First Choice retained approximately 184,000, or 94 percent, of the customers it inherited from TNMP. In addition, approximately 2,000 new customers in TNMP’s service area that could have chosen any retail electric provider chose First Choice during 2002. As result, First Choice provided electric service to approximately 186,000 customers at the price-to-beat as of December 31, 2002.

Customer Acquisition. During 2002, First Choice acquired customers in the competitive market in a controlled manner. As of December 31, 2002, First Choice had acquired approximately 20,000 residential customers, 6,000 commercial customers, and 11,000 aggregated municipal customers. Customers acquired include approximately 3,000 customers added during the competition pilot program that was in effect in the second half of 2001.

Customer Service Issues. During the first eight months of 2002, First Choice operated under customer protection rules that the PUCT developed and put into effect at the beginning of retail competition. The rules limited First Choice’s ability to pursue collection activities, primarily because the rules prohibited retail electric providers from disconnecting nonpaying customers. The rules gave the right of disconnect exclusively to the provider of last resort, an entity established under the provisions of Senate Bill 7 so that customers who cannot otherwise procure electric service in the competitive market have access to such service.

Due to the limitations placed on First Choice’s collection activities, both bad debt expense and the level of delinquent accounts receivable increased in 2002 compared with the experience of TNMP prior to competition. Bad debt expense as a percentage of operating revenues for First Choice was approximately 1.3 percent in 2002, compared to a pre-competition level of approximately 0.5 percent. On average, delinquent accounts receivable were approximately 9.7 percent of monthly operating revenue in 2002. First Choice expects that its delinquency rate will decrease during 2003 due to a number of internal and external factors that are discussed in the remainder of this section.

As discussed in Note 2, the PUCT has modified the provider of last resort rule. Under the new rule, First Choice became the provider of last resort in TNMP’s transmission and distribution service territory in September 2002. In addition, First Choice now has the right to disconnect customers for non-payment. The right to disconnect applies to price-to-beat customers and customers in TNMP’s transmission and distribution service territory that choose another retail electric provider.

First Choice continues to be prohibited from disconnecting customers outside TNMP’s transmission and distribution service territory for non-payment. As a result, First Choice has changed certain customer service policies. Those policies include, but are not limited to, the transfer of nonpaying customers to the provider of last resort, requirement of additional deposits for credit-risk customers, and adherence to strict credit standards when evaluating new customers requesting service.

Switching Issues. The Texas electric market opened to competition with a series of market-wide system and technical problems. These problems limited the ability of retail electric providers to switch customers from one retailer to another. Retail electric providers, transmission and distribution service providers and ERCOT are all working together to address these problems in order to improve the infrastructure and processes that support the competitive electric market. The efforts of the various market participants have resulted in improvements in the switching process compared with the condition of the switching process at the beginning of retail competition. TNMP and First Choice expect these improvements to continue.

Billing Issues. The opening of the retail electric market has also introduced several billing challenges that were not present for the integrated utility in a regulated market. During 2002, transactions and data did not flow between the market participants as accurately or in the volumes that the system was designed to accommodate. The impaired data flow caused billing inaccuracies at First Choice. As noted above, the efforts of the market participants to improve the infrastructure and processes supporting the competitive market have reduced the number of billing issues and attendant billing inaccuracies.

Billing issues have also increased due to the number and complexity of rates under which First Choice competitive customers have been billed since the beginning of retail competition. The frequency of these issues has decreased as First Choice has gained experience under retail competition. However, First Choice expects that the level of billing issues related to rate complexity that First Choice will experience in the competitive market will be greater than the level of rate complexity issues that TNMP experienced in the regulated market.

As indicated in the preceding discussion, the development of retail competition is an ongoing process, and neither First Choice nor TNMP can predict how the market will ultimately develop. First Choice and TNMP will continue to monitor the development of retail competition and expect to be active participants in that development.

TNMP

TNMP is providing transmission and distribution services at regulated rates to customers within its service area. Senate Bill 7 provides for recovery of “stranded” costs, the difference between the regulatory value of TNMP’s investment in generation assets and the market price for energy in a competitive market. Any such stranded costs would be recoverable from TNMP’s Texas transmission and distribution customers. The PUCT will conduct a proceeding in 2004 that will quantify and reconcile the amount of recoverable stranded costs, if any. The proceeding will consider a number of issues, including the sale of TNP One, the final fuel reconciliation and the amount of the clawback. Notes 2 and 5 provide additional information regarding stranded costs and the clawback.

While TNMP provides transmission and distribution services to individual consumers in its service area, its customers are the various retail electric providers that provide retail electric service within its service area. As of December 31, 2002, 21 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provides electric service to 94 percent of the customers for whom TNMP provides transmission and distribution services. The non-affiliated retail electric provider that provides electric service to the next highest number of TNMP transmission and distribution customers serves approximately 3 percent of TNMP’s transmission and distribution customers.

Critical Accounting Policies

The accounting policies employed by TNP, TNMP and their respective subsidiaries in the preparation of the consolidated financial statements are discussed in Note 1. TNP and TNMP are required to use estimates in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles. Those estimates include accruals for estimated revenues for electricity delivered from the latest billing date to the end of the accounting period and estimated purchased power expenses incurred but not billed at the end of the accounting period. The use of these estimates is customary in the electric utility industry. Estimated revenues and purchased power expenses are adjusted to the actual amounts billed or incurred in the following month. TNP and TNMP also employ certain critical accounting policies that require use of judgments and assumptions that are subject to uncertainty. The amounts reported in the consolidated financial statements that are related to those critical accounting policies could be different if either different judgments were made or different assumptions were used. Those critical accounting policies are discussed below.

Clawback. First Choice is subject to a provision of Senate Bill 7 commonly known as the “clawback.” The clawback would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. Additional details regarding the clawback are discussed in Note 2. First Choice recorded a pre-tax reserve of $12.7 million in the fourth quarter of 2002 related to its estimated clawback liability. First Choice’s estimated clawback liability is based upon its current estimates of the number of competitive customers it will acquire and the number of price-to-beat customers it will lose through January 1, 2004. To the extent First Choice’s acquisition of competitive customers and loss of price-to-beat customers differs from current projections, the amount of the clawback liability would be different. First Choice estimates that variations from its current projections could increase its clawback liability by an additional $4.9 million.

Goodwill and Intangible Assets. TNP has goodwill related to the Merger that had a carrying value of $270.3 million as of December 31, 2002. As discussed in Note 10, TNP has apportioned the carrying value of the goodwill between its Regulated Transmission and Distribution segment and First Choice. As of December 31, 2002, TNP had assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” requires TNP to test goodwill for impairment at least annually and more frequently when indicators of impairment exist. TNP performed its annual goodwill impairment test as of December 31, 2002, and concluded that the fair value of the goodwill related to the Merger exceeded its carrying value.

To determine the fair value of the goodwill, TNP estimated the fair value of the Regulated Transmission and Distribution and First Choice segments. TNP’s estimate was based on the present value of the projected cash flows of each segment. Projected cash flows for the segments were derived from TNP’s five-year financial forecasts.

The five-year forecast is subject to a number of estimates, including projections of customer growth and margins at First Choice. To the extent the assumptions are not achieved, or cannot be sustained, future assumptions may require modification, and such modifications would affect the estimates of expected cash flows contained in TNP’s annual goodwill impairment test. Accordingly, TNP’s conclusion regarding the fair value of goodwill would be affected by changes in the five-year financial forecast.

Accounting for Derivatives – Normal Purchases and Sales. In the normal course of business TNMP and First Choice enter into commodity contracts, which include “swing” components for additional purchases of electricity, in order to meet customer requirements. In most circumstances, such contracts would be defined as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” However, the Financial Accounting Standards Board (FASB) has defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133. Based on the FASB’s guidance, the management of TNMP and First Choice has determined that their respective contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP and First Choice do not account for their respective electricity contracts as derivatives.

If TNMP and First Choice were required to account for their respective electricity contracts as derivatives, the fair values of the contracts would be recorded on the balance sheet as assets. Changes in the fair values of the contracts would be recognized in earnings.

Recoverable Stranded Costs – Sale of TNP One. TNMP sold TNP One in October 2002. Based on the sale, the fair value of TNP One, less cost to sell, was $117.5 million. The book value of TNP One at December 31, 2001, was approximately $418.5 million. TNMP believes that the difference between the fair value of TNP One, net of selling costs, and its book value at December 31, 2001, is recoverable from TNMP’s Texas transmission and distribution customers under the provisions of Senate Bill 7. Accordingly, TNMP recorded a regulatory asset for recoverable stranded cost of approximately $301.0 million.

Under the provisions of Senate Bill 7, the amount and manner of stranded cost recovery is subject to review and approval by the PUCT as part of the stranded cost true-up proceeding that will occur in 2004. Accordingly, action taken by the PUCT in the true-up proceeding could affect the ultimate recovery of the amounts recorded as recoverable stranded costs. Recovery of significantly less than the $301 million of estimated stranded costs currently recorded could have a material impact on the financial position and cash flows of TNMP and TNP.

Results of Operations

On April 7, 2000, pursuant to an Agreement and Plan of Merger dated May 24, 1999, between TNP, ST Corp. and SW Acquisition, the parent of ST Corp., ST Corp. merged with and into TNP, the parent of TNMP. TNP is the surviving corporation in the Merger. The Merger was accounted for under the purchase method of accounting; accordingly, purchase accounting adjustments have been reflected in the financial statements of TNP for all periods subsequent to March 31, 2000. Financial statements for periods prior to that date were prepared using TNP’s historical basis of accounting and are designated as “predecessor.” For purposes of the discussion of 2000 annual operating results provided herein, the pre-merger financial information of the predecessor has been combined with the post-merger financial information. The business operations of TNP were not significantly changed as a result of the Merger and post-merger and pre-merger operating results, except as noted in the discussion, are comparable.

Amounts shown in the consolidated financial statements of TNMP continue to present the financial position and results of operations based on historical costs.

Overall Results

When full retail competition began in Texas on January 1, 2002, TNMP separated its previously integrated Texas utility operations into three components. The operations of First Choice are included in the consolidated financial statements of TNP. Since First Choice has assumed the activities related to the sale of electricity to retail customers in Texas, the amounts shown in the financial statements of TNMP for 2002 and 2001 are not comparable. The following discussion will focus primarily on amounts presented in the consolidated financial statements of TNP, except as noted otherwise.

TNP had consolidated income applicable to common stock of $13.0 million for the year ended December 31, 2002, compared with a consolidated loss of $7.8 million for the year ended December 31, 2001, and a consolidated loss of $5.9 million for the year ended December 31, 2000.

The changes in TNP’s earnings for 2002 compared to 2001, and 2001 compared to 2000, are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	2002 v. 2001	2001 v. 2000
Changes in gross profit	$(3.8)	$(13.9)
Other operating and maintenance expenses	1.5	—
Depreciation and amortization	26.3	(4.2)
Charge for recovery of stranded plant	2.1	16.9
Interest charges	9.1	5.0
All other (including income tax effects on the items above)	(6.0)	(1.6)
Cumulative effect of change in accounting for major maintenance costs (net of tax)	1.2	(1.2)
Other income and deductions, net	(7.1)	2.9
Dividends on preferred stock	(2.5)	(5.8)

TNP consolidated earnings increase (decrease)	$20.8	$(1.9)

TNP Gross Profit

The following table summarizes the components of TNP gross profit (in thousands).

				Increase (Decrease)
	2002	2001	2000	2002 v. 2001	2001 v. 2000
Operating revenues	$687,371	$658,914	$644,035	$28,457	$14,879
Direct costs
Purchased power and fuel	334,508	374,827	348,461	(40,319)	26,366
Transmission and distribution costs of non-affiliated providers	55,684	947	—	54,737	947
Clawback accrual	12,725	—	—	12,725	—
Transmission expense	19,691	14,565	13,076	5,126	1,489

Gross profit	$264,763	$268,575	$282,498	$(3,812)	$(13,923)

Transmission and distribution costs and transmission expense are included in the “Other operating and maintenance” line of TNP’s consolidated income statement. The clawback accrual is shown on the income statement as “Accrual for payment to TNMP.” Because of the separation of TNMP’s formerly integrated Texas utility operations discussed above, the following discussion will examine the changes in TNP’s gross profit for 2002 compared with 2001, and for 2001 compared with 2000 separately.

2002 Gross Profit Compared With 2001

The following table summarizes the components of the change in TNP’s gross profit for the year ended December 31, 2002, compared with the same period in 2001 (in thousands):

Increase (Decrease)
2002 v. 2001
Reduction due to loss of former TNMP industrial customers to competition	$(20,358)
Reduction due to loss of former TNMP residential and commercial customers to competition	(4,538)
Increase due to competitive customers acquired by First Choice	10,518
Increased gross profit attributable to price-to-beat customers	11,465
Transmission revenue, net of expense	(9,794)
Clawback accrual	(12,725)
Sale of TNP One output to third parties	14,357
All other	7,263

Gross profit decrease	$(3,812)

Gross profit for the year ended December 31, 2002, decreased $3.8 million, or 1.4 percent compared with the corresponding 2001 period. The decrease resulted from the loss of former TNMP customers to competing retail electric providers, the clawback accrual and the change in TNMP’s transmission revenue and expenses resulting from the annual PUCT allocation of transmission costs. These decreases were offset in part by higher gross profit from price-to-beat customers due primarily to lower purchased power prices and the increase in the price-to-beat fuel factor. Other factors that partially offset the gross profit decrease were the acquisition of new First Choice customers in the competitive market and the sale of the output from TNP One to third parties from April 2002 until the sale of TNP One in October 2002. During the first quarter of 2002, the output of TNP One was sold on an intercompany basis, and gross profit from the sale was eliminated in consolidation.

Purchased power and fuel expenses decreased $40.3 million for the year ended December 31, 2002, compared with the amount incurred in the same period in 2001. The decrease was caused by reduced purchases resulting from the gains and losses of customers due to competition described above and lower prices in Texas and New Mexico. The decrease was partially offset by the sale of the output from TNP One to third parties, which resulted in First Choice purchasing additional power to supply the load that was served by TNP One during 2001.

Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service. The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. During the years ended December 31, 2002 and 2001, First Choice incurred transmission and distribution charges of $55.7 million and $0.9 million, respectively, related to non-affiliated transmission and distribution service providers.

In the fourth quarter of 2002, TNMP recorded a pre-tax reserve of $12.7 million related to a provision of Senate Bill 7, commonly known as the “clawback”. The clawback provision requires First Choice to credit TNMP with the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. The accrual is primarily based on current projections related to the acquisition of competitive customers by First Choice. Additional details of the clawback are discussed in Note 2.

During February 2002, the PUCT implemented an updated method of allocating transmission costs within ERCOT. The updated allocation had the effect of reducing the revenue TNMP realized from providing transmission service during the year ended December 31, 2002, and increasing the payments TNMP made for using the transmission facilities of other ERCOT utilities. The updated allocation caused TNMP to incur $3.4 million of net transmission expense for the year ended December 31, 2002 compared with net transmission revenue of $6.4 million for the year ended December 31, 2001.

2001 Gross Profit Compared With 2000

The following table summarizes the components of the change in TNP’s gross profit for the year ended December 31, 2001, compared with the same period in 2000 (in thousands).

Increase (Decrease)
2001 v. 2000
Weather related	$(6,279)
Customer growth	3,203
First Choice pilot project	1,465
Transmission revenue, net of expense	(313)
Texas non-pass-through purchased power expense	(2,197)
Base rate reductions	(5,177)
Industrial sales	(7,600)
Price/sales mix and other	2,975

Gross profit decrease	$(13,923)

Gross profit in 2001 decreased $13.9 million, or 4.9 percent, compared with 2000. The decrease resulted from lower weather-related sales in the residential class, reduced sales to a significant industrial customer under an economy sales arrangement and the effects of renegotiated contracts with large industrial customers in New Mexico and Texas during 2000. Base rate reductions, discussed below, and increased non-pass-through purchased power costs in Texas also contributed to the decrease. These decreases were offset in part by growth in the number of residential and commercial customers, and gross profit from the competition pilot project that First Choice participated in during the third and fourth quarters of 2001.

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

Purchased power and fuel expenses increased $26.4 million for the year ended December 31, 2001, compared with the amount incurred in the same period in 2000. Pass-through expenses increased $19.2 million, reflecting higher energy prices in Texas and New Mexico, partially offset by reduced purchases due to lower sales. During 2001, pass-through expenses included fuel and energy-related purchased power costs in Texas and all purchased power costs in New Mexico. The fuel adjustment clause under which TNMP recovered its fuel and energy-related purchased power costs in Texas ended when retail competition began on January 1, 2002.

Non-pass-through expenses increased $7.2 million in 2001 compared with 2000. The increase is attributable to First Choice purchased power costs incurred during the competition pilot project and a $2.4 million credit to TNMP purchased power costs in 2000, resulting from a PUCT order to defer and amortize previously incurred costs.

TNMP had net transmission revenue of $6.4 million for the year ended December 31, 2001, compared with net transmission revenue of $6.7 million for the year ended December 31, 2000. TNMP’s transmission revenues and expenses in 2001 reflected an updated allocation of transmission costs within ERCOT under a formula originally adopted by the PUCT in 1999.

Operating Expenses

TNP incurred operating expenses of $574.3 million for the year ended December 31, 2002, a decrease of $1.2 million from the amount incurred during the corresponding period of 2001. Operating expenses include direct costs, which are discussed in “TNP Gross Profit.” Direct costs increased $32.3 million.

TNP incurred operating expenses of $575.5 million for the year ended December 31, 2001, an increase of $15.8 million over the amount incurred during the corresponding period of 2000. Direct costs increased $28.8 million.

The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses for the year ended December 31, 2002 decreased $1.5 million compared with 2001. The decrease is partially attributable to payment of $3.6 million to the System Benefit Fund mandated by Senate Bill 7 in 2001. In 2002, the costs of the System Benefit Fund are passed through to customers, and are not recorded in operating and maintenance expense. The termination of TNMP’s factoring arrangement discussed in Note 8 contributed approximately $3.0 million to the decrease. The decreases are partially offset by increased reserves for uncollectible accounts receivable related to the beginning of competition in Texas, customer acquisition costs at First Choice and increased personnel costs in First Choice’s customer service organization.

Other operating and maintenance expenses in 2001 and 2000 were comparable.

Depreciation and Amortization

As discussed in Note 3, TNP stopped amortizing the goodwill associated with the Merger upon adoption of SFAS 142. As discussed in Note 5, TNP and TNMP stopped depreciating TNP One in accordance with SFAS 144. As a result, depreciation and amortization decreased $26.3 million during the twelve months ended December 31, 2002, compared with the corresponding period of 2001.

TNP incurred depreciation and amortization of $54.1 million for the year ended December 31, 2001, an increase of $4.2 million over the amount incurred during the corresponding period of 2000. The increase is attributable to goodwill amortization related to the Merger, which began in the second quarter of 2000.

Charge for Recovery of Stranded Plant

Effective with the start of retail competition on January 1, 2002, the earnings cap under which TNMP operated in 2001 was no longer in effect. Accordingly, TNMP is no longer required to accrue for excess earnings. During the twelve months ended December 31, 2002, the charge for recovery of stranded plant decreased $2.1 million compared with the same period in 2001. The decrease resulted from TNMP no longer accruing for excess earnings, and, as discussed in Note 2, from TNMP recording an adjustment to its 2001 excess earnings accrual in the first quarter of 2002.

Charge for recovery of stranded plant decreased $16.9 million in 2001 compared with 2000. The decrease reflects reductions in TNMP’s earnings before the charge for recovery of stranded plant during 2001 due primarily to reductions in base revenues, as shown in the “TNP Gross Profit” section, above, as well as higher allowed earnings caused by decreased interest costs and reduced debt levels.

Other Income and Deductions

Net other income and deductions decreased $7.1 million for the year ended December 31, 2002 compared with 2001. The decrease was caused by a $2.5 million pre-tax loss related to the write-off of TNP’s entire investment in a company involved in fuel cell research and development and a pre-tax gain of $3.8 million on the sale of non-utility property recorded in December 2001. In addition, TNMP recorded a pre-tax loss of $0.2 million related to a portion of the loss on the sale of TNP One that is not eligible for recovery under the stranded cost provisions of Senate Bill 7.

The pre-tax gain on sale of non-utility property discussed above is the primary reason net other income and deductions increased $2.9 million for the year ended December 31, 2001 compared with 2000 levels.

Interest Charges

Interest charges decreased by $9.1 million for the year ended December 31, 2002, compared with 2001. The decrease was due to lower interest rates on both TNP’s Senior Credit Facility (Senior Credit Facility) and the TNMP/First Choice Credit Facility. The decrease was partially offset by increased borrowings under the TNMP/First Choice Credit Facility that resulted primarily from the termination of the factoring arrangement discussed in Note 8.

Interest charges decreased $5.0 million for the year ended December 31, 2001, compared to 2000. The decrease was due to lower interest rates on the TNMP/First Choice Credit Facility and the Senior Credit Facility, as well as reduced debt levels on the TNMP/First Choice Credit Facility. The decrease was partially offset by increased interest charges on the debt TNP issued in April 2000 to finance the Merger. The merger-related debt was outstanding during all of 2001.

Cumulative Effect of Change in Accounting

Cumulative effect of change in accounting decreased $1.2 million for the year ended December 31, 2002, compared with the corresponding period in 2001, and increased $1.2 million for the year ended December 31, 2001, compared with the corresponding period in 2000. The changes reflect the charge TNMP recorded in the first quarter of 2001 to write off the balance of previously deferred major maintenance costs. Effective January 1, 2001, TNMP began charging the costs of major maintenance to expense as incurred.

Dividends on Preferred Stock

Dividends on preferred stock increased $2.5 million and $5.8 million for the years ended December 31, 2002 and 2001 respectively, compared with the same periods in 2001 and 2000. The increase in 2002 over 2001 reflects the payment of dividends on the preferred stock through the issuance of additional shares of preferred stock. The increase in 2001 over 2000 reflects the issuance of preferred stock to finance the Merger and the payment of dividends on the preferred stock through the issuance of additional shares of preferred stock.

Liquidity and Capital Resources

TNP Liquidity

TNP’s main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement. The Senior Credit Facility includes a $25 million revolving credit facility that may be used to provide working capital and meet other requirements. As of December 31, 2002, TNP had no borrowings against the revolving credit facility. The revolving credit facility was put in place in April 2000 and has not been utilized since April 2000. The revolving credit facility is due to expire in April 2003. TNP is currently negotiating with the banks that participate in the revolving credit facility. TNP anticipates extending the credit facility for one year, at a reduced commitment level, during the second quarter of 2003.

The Senior Credit Facility contains various financial covenants with which TNP must comply. Due to losses during the first quarter of 2003 at First Choice resulting from high natural gas prices, TNP anticipates that it may not comply with one financial covenant for the period ended March 31, 2003. If TNP is not in compliance, it expects to obtain a waiver or modification of that financial covenant. The waiver or modification would allow TNP to comply with the modified covenant for the period ended March 31, 2003.

As a result of the sale of TNP One in October 2002, TNP received a dividend of $84.3 million from TNMP. TNP used the dividend it received from TNMP to retire $84.3 million of debt outstanding under the Senior Credit Facility. The debt reductions permanently reduced the commitment available under the Senior Credit Facility.

Cash dividends from TNMP and First Choice to TNP are limited by restrictions in the respective companies’ debt indentures and bank agreements. Those restrictions are discussed in Note 9. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP’s ability to pay cash dividends to TNP. For the year ended December 31, 2002, TNMP and First Choice paid dividends of $102.3 million and $15.0 million, respectively, to TNP. For years ended December 31, 2001 and 2000, TNMP paid dividends to TNP of $35.0 million and $27.5 million, respectively.

For the year ended December 31, 2002, First Choice made tax sharing payments to TNP of $19.5 million and TNMP received tax sharing payments from TNP of $3.4 million. For the years ended December 31, 2001 and 2000, TNMP made tax sharing payments to TNP of $13.4 million and $10.1 million, respectively.

In July 2002, TNP amended the indenture governing its outstanding 10.25 percent Senior Subordinated Notes to facilitate the planned securitization transactions involving accounts receivable and stranded costs.

Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP’s working capital requirements at least through the end of 2004.

For the year ended December 31, 2002, TNP’s consolidated cash flow from operations was $96.7 million lower than in the year ended December 31, 2001. The factors causing the decrease in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase (Decrease) 2002 v. 2001
Increase in accounts receivable due to termination of factoring arrangement	$(49.5)
Increase in accounts receivable due to other factors	(36.1)
Reduced net cash flow due to loss of former TNMP industrial customers to competition	(20.4)
All other	9.3

TNP consolidated cash flow from operations decrease	$(96.7)

TNMP’s factoring arrangement was terminated in February 2002, thereby delaying the receipt of cash after that time. The other factors causing the increase in accounts receivable primarily were higher delinquent customer receivables as discussed previously in “Customer Service Issues” and competitive sales to aggregated municipal customers. The reduced net cash flow caused by the loss of former TNMP industrial customers to competition has been partially offset by revenues from competitively acquired customers. However, realization of those revenues has been delayed due to problems with the processing of customer switches by ERCOT and other participants in the competitive market and the factors discussed previously in “Billing Issues.”

During 2001, TNP’s cash flow from operations was $51.6 million higher than in 2000 due to higher customer receipts resulting from increases in TNMP’s fuel factor in Texas, and lower interest payments at TNMP. The increase was partially offset by higher payments for fuel and purchased power at TNMP, higher income tax payments at TNMP, and higher interest payments on the debt TNP issued to finance the Merger.

TNMP and First Choice Liquidity

The main sources of liquidity for TNMP and First Choice are cash flow from their respective operations and borrowings from the TNMP/First Choice Credit Facility. The discussion of TNP’s cash flow above describes the operating cash flow of TNMP and First Choice for the twelve months ended December 31, 2002.

As discussed in TNP Liquidity, TNMP sold TNP One on October 31, 2002. TNMP used the net proceeds to retire $33.1 million of debt outstanding under the TNMP/First Choice Credit Facility and pay a dividend to TNP of $84.3 million. The debt reductions permanently reduced the commitment available under the TNMP/First Choice Credit Facility. As a result of the debt retirement, First Choice and TNMP may borrow up to $291.9 million under the TNMP/First Choice Credit Facility. TNMP may borrow subject to a guarantee by First Choice. First Choice may borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP’s guarantee is limited to $75 million due to an order issued by the NMPRC in December 2001. Accordingly, First Choice’s borrowings and issuances of letters of credit are limited to $75 million.

As of December 31, 2002, TNMP had outstanding borrowings of $171.0 million against the TNMP/First Choice Credit Facility. TNMP had also guaranteed First Choice’s issuance of $36.5 million of letters of credit under the TNMP/First Choice Credit Facility. As a result, TNMP had the ability to borrow an additional $84.4 million under the TNMP/First Choice Credit Facility at December 31, 2002, subject to covenants in this facility, covenants in the Senior Credit Facility, and additional borrowings or issuances of letters of credit by First Choice.

As noted above, First Choice can borrow or issue letters of credit for up to $75 million under the TNMP/First Choice Credit Facility, subject to TNMP’s guarantee. At December 31, 2002, First Choice had issued letters of credit of $36.5 million, and TNMP had guaranteed First Choice’s performance under the power supply contract with Constellation for $25 million. As a result, First Choice had the ability to borrow or issue additional letters of credit in the amount of $13.5 million, subject to covenants in this facility, covenants in the Senior Credit Facility, and additional borrowings or issuances of letters of credit by TNMP. TNMP’s ability to guarantee First Choice’s $25 million performance under the Constellation contract is subject to TNMP maintaining an investment grade credit rating. Should TNMP lose its investment grade rating, First Choice would be required to issue additional letters of credit under the TNMP/First Choice Credit Facility.

In March 2002, both the Senior Credit Facility and the TNMP/First Choice Credit Facility were amended to allow intercompany loans to be made between TNMP and First Choice. The availability of intercompany financing is an important source of liquidity for TNMP. As of December 31, 2002, TNMP had intercompany notes payable to First Choice of $14.6 million.

TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations, intercompany borrowings, and periodic borrowings under the TNMP/First Choice Credit Facility should be sufficient to meet working capital requirements at least through the expiration of the credit facility in October 2003. TNMP and First Choice anticipate securing financing to replace the TNMP/First Choice Credit Facility prior to October 2003.

First Choice’s ability to continue to grow its operations is contingent upon the availability of adequate credit capacity. This capacity is needed to provide credit support to power suppliers when arranging for long-term purchases of power at fixed prices. Under the terms of First Choice’s energy supply agreements, First Choice is required to post collateral with suppliers to cover both settlement exposure and mark-to-market exposure. Settlement exposure is the cost of energy that First Choice has received but for which payment has not yet been made. Mark-to-market exposure is the difference between the contracted price of energy for future periods and the then-current forward market price of the contracted energy. An increase in the quantity and/or price of energy, such as in the summer months, increases the settlement exposure. A decrease in the market price of energy increases the mark-to-market exposure. Conversely, an increase in the market price of energy decreases the mark-to-market exposure. A significant decline in the market price of natural gas and/or electricity, or a continuation of First Choice’s recent success in acquiring new customers, absent the availability of additional credit resources, could limit First Choice’s ability to provide additional credit support to Constellation or other power suppliers. Potential additional credit resources for First Choice other than the existing TNMP/First Choice Credit Facility include, but are not limited to, posting of cash collateral with power suppliers or with lenders who would, in turn, provide letters of credit. The amount of cash available to pledge as collateral would be greatly increased by the execution of a receivables financing arrangement whereby First Choice would sell its receivables to a third party.

As discussed in Note 8, TNMP’s factoring arrangement was terminated in February 2002. Since the old factoring arrangement was terminated, First Choice and TNMP have worked to secure a new factoring or accounts receivable securitization arrangement for their respective operations. However, the process of securing a new arrangement has been complicated by the changes in First Choice’s business resulting from the beginning of retail competition. Among the factors complicating the process are new customer protection rules instituted by the PUCT, difficulties with the systems that switch customers from one retail provider to another, and issues regarding billing of both competitively acquired and price-to-beat customers. The new customer protection rules have had the effect of limiting First Choice’s ability to pursue the collection procedures that were in effect prior to the beginning of competition, resulting in an increase in delinquencies. The switching difficulties have delayed the accurate and timely flow of data between market participants. These delays have contributed to billing inaccuracies at First Choice that result in billing adjustments which are greater in both volume and magnitude than previously experienced.

The number and amount of billing adjustments, along with the relatively short operating history of the deregulated Texas market, have delayed First Choice in securing a new receivables financing arrangement. First Choice and TNMP currently anticipate overcoming these problems before the end of 2003. However, First Choice continues to analyze other options for the use of these receivables, such as their possible use as collateral in other financing arrangements.

Pension Plans. The Company maintains a qualified defined benefit pension plan, retiree medical plan, and retiree life insurance plan that cover eligible employees of TNP, TNMP, and their respective subsidiaries. The Company also maintains a supplemental executive retirement plan (SERP), which provides pension benefits in excess of amounts permitted for qualified plans under U.S. tax law to affected participants of the qualified pension plan.

The Company’s retirement plan expense for the qualified pension plan, retiree medical plan, retiree life insurance plan and SERP was approximately $1.0 million, $0.8 million and ($0.2) million for 2002, 2001 and 2000, respectively.

Retirement plan expense has been calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 9.0 percent for 2002 and 9.5 percent for 2001. Reducing this assumption by 50 basis points increased the 2002 retirement plan expense by approximately $0.4 million.

In developing the expected long-term rate of return assumption, the Company evaluated input from its actuary, including a review of asset class return expectations as well as long-term inflation assumptions developed by independent consultants and economists. Projected investment returns are based on equity and fixed income indices, which represent broad market expectations. Based on this input, the Company believes it is reasonable to assume that its pension plan investment strategy will generate long-term returns of at least 9.0 percent.

The expected long-term rate of return on pension plan assets is based on an asset allocation of 60 percent to equity index funds (with an expected long-term rate of return of approximately 10.5 percent) and 40 percent to fixed income index funds (with an expected long-term rate of return of 6.5 percent). The Company regularly reviews its actual asset allocation and periodically rebalances to its target allocation based on stated bands of the composite price-earnings ratios of the S&P 500 index. The Company also rebalances periodically based on movement in the Treasury Inflation Protected Securities (TIPS) yield rates. As of December 31, 2002, the plan’s target allocation was 10 percent equity index fund, 10 percent fixed income fund, and 80 percent money market fund. The Company continues to believe that 9.0 percent is a reasonable long-term rate of return for its pension plan assets, despite the recent market downturn and current conservative asset allocation. The plan’s return on average plan assets during 2002 was approximately 6.5 percent, in a year when the total return of the S&P 500 index was approximately a negative 22.1 percent. The Company will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will make adjustments as necessary.

The Company bases its determination of retirement plan expense on a market-related valuation of assets, which reduces year-to-year volatility. The market-related valuation recognizes realized and unrealized gains or losses over a five-year period. Therefore, future asset values will be impacted as previously deferred realized and unrealized gains and losses are recognized. Recent investment losses will be recognized in the market-related value of assets over the next five years.

The discount rate that the Company utilizes for determining its benefit obligations and retirement plan expense is based on a review of long-term corporate bonds. The Moody’s Aa index as of December 31st has been used to establish the discount rate. The discount rate determined on this basis has decreased from 7.25 percent at December 31, 2001 to 6.5 percent at December 31, 2002. The retirement plan expense is expected to increase by approximately $0.1 million for each 25 basis point decline in the discount rate.

The value of qualified pension plan assets has decreased from $90.0 million at December 31, 2001 to $88.4 million at December 31, 2002, primarily due to payments to beneficiaries. The decline in value and declining discount rates have reduced the funded status (the difference between plan assets and projected benefit obligation) for the qualified pension plan and SERP from $7.2 million at December 31, 2001 to $2.0 million at December 31, 2002.

TNP Capital Resources

As of December 31, 2002, TNP’s common equity, preferred equity and long-term debt ratios were 9.8 percent, 15.2 percent and 75.0 percent, respectively, compared to common equity, preferred equity and long-term debt ratios of 8.0 percent, 12.4 percent and 79.6 percent as of December 31, 2001, respectively. The changes in capital ratios reflect the issuance of additional shares of preferred stock in payment of dividends and reduced borrowings under the Senior Credit Facility as a result of the sale of TNP One.

TNP’s capital requirements through 2007 are projected to be as follows (amounts in millions):

	2003	2004	2005	2006	2007
Senior Credit Facility maturities (see Note 8)	$1.6	$1.6	$68.1	$—	$—
First Choice capital expenditures	0.8	1.0	1.0	1.0	1.0

Total capital requirements	$2.4	$2.6	$69.1	$1.0	$1.0

TNMP Capital Resources

As of December 31, 2002, TNMP’s common equity and long-term debt ratios were 42.1 percent and 57.9 percent, respectively, compared to common equity and long-term debt ratios of 49.6 percent and 50.4 percent as of December 31, 2001, respectively. The separation of TNMP’s Texas utility operations in accordance with Senate Bill 7 resulted in the capitalization of First Choice by TNMP, which reduced TNMP’s equity ratio. Long-term debt levels increased slightly in 2002 compared with 2001. During 2002, increased borrowings under the TNMP/First Choice Credit facility due to the termination of the factoring arrangement were substantially offset by use of proceeds from the sale of TNP One to retire debt outstanding under the TNMP/First Choice Credit facility.

TNMP’s capital requirements through 2007 are projected to be as follows (amounts in millions):

	2003	2004	2005	2006	2007
TNMP/First Choice Credit Facility maturity (see Note 8)	$171.0	$—	$—	$—	$—
TNMP Capital expenditures	44.6	39.0	38.5	38.5	38.5

Total capital requirements	$215.6	$39.0	$38.5	$38.5	$38.5

Aggregate Contractual Obligations

The table below presents the aggregate contractual obligations of TNP, TNMP and First Choice as of December 31, 2002 (amounts in millions):

		Payments due in
	Total	Less than 1 Year	1- 3 Years	3- 5 Years	More than 5 years
Long-term debt (See Note 8)	$692.3	$172.6	$69.7	$—	$450.0
Redeemable cumulative preferred stock (See Note 9)	140.5	—	—	—	140.5
Obligations under purchased power agreements (See Note 11)	470.2	288.3	168.2	13.7	—

Total	$1,303.0	$460.9	$237.9	$13.7	$590.5

Off-Balance Sheet Arrangements

TNMP and First Choice each guarantee the other entity’s borrowings and issuances of letters of credit under the TNMP/First Choice Credit Facility. TNMP also guarantees First Choice’s performance under the power supply contract with Constellation. Except for those guarantees, TNP, TNMP and First Choice are not parties to off-balance sheet arrangements.

Other Matters

Changes in Accounting Standards

Accounting for Goodwill and Other Intangible Assets. In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which TNP adopted on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. TNP stopped amortizing goodwill upon adoption of SFAS 142. For the years ended December 31, 2001 and 2000, goodwill amortization was $11.6 million and $8.5 million, respectively. In conjunction with the adoption of SFAS 142, TNP tested the goodwill related to the Merger for impairment and concluded that the fair value of the goodwill exceeded its carrying value. Accordingly, TNP made no adjustment to goodwill upon the adoption of SFAS 142.

The provisions of SFAS 142 require impairment testing at least annually. TNP may be required to test goodwill for impairment between annual tests if “an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.” During the year ended December 31, 2002, no such events or changed circumstances were present in TNP’s reporting units. TNP performed its annual goodwill impairment test as of December 31, 2002, and concluded that the fair value of the goodwill related to the Merger exceeded its carrying value as of December 31, 2002, of $270.3 million.

Accounting for Asset Retirement Obligations. TNP and TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. As a result of the adoption of SFAS 143, TNP and TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. As of December 31, 2002 and 2001, $35.8 million and $33.8 million, respectively, of estimated utility plant removal costs were included in accumulated depreciation.

SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its fair value each period, and the capitalized cost is depreciated over the useful life of the related asset. As discussed in Note 5, TNMP sold TNP One, its sole generating facility. As a result of the sale, neither TNP nor TNMP have significant asset retirement obligations that would be subject to the provisions of SFAS 143.

Accounting for the Impairment or Disposal of Long-Lived Assets. TNP and TNMP adopted SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” during the fourth quarter of 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 requires entities to measure long-lived assets held for sale at the lower of the asset’s carrying amount or fair value less cost to sell and to cease depreciation. The statement also resolved a number of implementation issues related to long-lived assets held for sale. Details regarding the adoption of SFAS 144 can be found in Note 5.

Accounting for Guarantees. In the fourth quarter of 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

TNMP and First Choice each guarantee the other entity’s borrowings and issuances of letters of credit under the TNMP/First Choice Credit Facility. TNMP also guarantees First Choice’s performance under the power supply contract with Constellation. The provisions of FIN 45 related to recognizing a liability at inception for the fair value of the guarantor’s obligation do not apply to these guarantees. However, the disclosure requirements do apply, and those requirements became effective for TNP and TNMP as of December 31, 2002. Disclosures regarding the guarantees of TNMP and First Choice are included in Note 8.

Consolidation of Variable Interest Entities. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addresses the nature of variable interest entities, and specifies the conditions under which such variable interest entities shall be included in the consolidated statements of a business enterprise. FIN 46 becomes effective immediately for variable interest entities created after January 31, 2003. The effective date for variable interests acquired prior to February 1, 2003 is the first fiscal year or interim period beginning after June 15, 2003. As of December 31, 2002, neither TNP nor TNMP had variable interests that would be subject to the provisions of FIN 46.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

TNP’s and TNMP’s involvement in the trading of market risk sensitive instruments is minimal and does not have a material impact to either company’s financial condition or results of operations.

Commodity Prices

First Choice assumed the energy supply activities of TNMP in Texas on January 1, 2002. The competitive market created under the provisions of Senate Bill 7 contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat twice a year to recognize changes in natural gas prices. As a result, changes in the market prices of fuel and purchased power will affect First Choice’s operating results. To manage this risk, First Choice has established the mechanisms described in the following discussion.

In January 2002, TNMP’s power contracts for Texas operations were assigned to First Choice, and Constellation began managing those contracts on behalf of First Choice. Constellation is the primary supplier of power for First Choice’s price-to-beat customers. As First Choice gains competitive customers, it procures power for those competitive customers from a number of suppliers.

Strategy for mitigating fluctuation in costs of energy supply. First Choice has adopted a risk management policy that establishes minimal amounts of risk that First Choice may assume. First Choice’s basic strategy is to minimize its exposure to fluctuations in energy prices by matching fixed price sales contracts with fixed price supply or by purchasing options to limit exposure to upward movements in prices in its energy supply. In addition, for price-to-beat customers, First Choice may, at its option, request that the PUCT change the price-to-beat fuel factor twice a year to recognize increases or decreases in gas prices.

Price-to-Beat Customers. Customers subject to the price-to-beat rates accounted for 55 percent of First Choice energy sales in 2002. First Choice anticipates that purchases to supply price-to-beat customers will account for a smaller share of its total purchases in 2003, because First Choice expects sales to competitive customers to grow faster than sales to price-to-beat customers. First Choice purchases supply for price-to-beat customers primarily from Constellation at prices that vary with monthly natural gas prices, although it has the ability to purchase supply at fixed prices under its contract with Constellation. Currently, First Choice has purchased supply for the 2003 estimated load of price-to-beat customers at prices that will vary with natural gas prices. To manage the risk inherent in this strategy, First Choice may, at its option, request that the PUCT change the price-to-beat fuel factor twice a year to recognize increases or decreases in gas prices. First Choice is not required to reduce the price-to-beat fuel factor to recognize decreases in natural gas prices, but could reduce the factor in response to competitive forces.

The price-to-beat fuel factor plus a fixed component of price-to-beat rates of approximately $19 per megawatt hour (MWh) comprise the total price-to-beat fuel recovery rate. First Choice implemented one change in the price-to-beat fuel factor in August 2002, and requested a second change in the factor in December 2002, which became effective on February 4, 2003 and increased the price-to-beat fuel rate to approximately $50 per MWh. First Choice requested another change in the factor in February 2003, subsequent to the effective date of its December 2002 request. The PUCT approved First Choice’s request on March 21, 2003. As a result, the total price-to-beat fuel rate increased to approximately $55 per MWh.

On March 14, 2003, First Choice requested another change in the price-to-beat fuel factor. The request is First Choice’s second in 2003, the maximum number allowed for the year. First Choice expects the requested price-to-beat fuel factor to become effective in April 2003. If the PUCT approves First Choice’s request as filed, the total price-to-beat fuel rate would increase to $60 per MWh.

Changes in the price-to-beat fuel factor are applied prospectively. Accordingly, First Choice is exposed to increases in natural gas prices during the period between the date it requests a change in the price-to-beat fuel factor and the date upon which the requested change goes into effect. That period of time typically ranges from thirty to forty-five days. Since First Choice has requested both of its allowed changes in the price-to-beat fuel factor for 2003, it is also exposed to changes in gas prices above the price inherent in the March 14 price-to-beat fuel factor request. This exposure to gas price risk was to be addressed by a new hedging strategy developed in 2002, which is explained below.

Competitive Customers. Competitively acquired customers accounted for 45 percent of First Choice energy sales in 2002. As noted above, First Choice expects sales to competitive customers to grow faster than sales to price-to-beat customers. Accordingly, First Choice anticipates that purchases to supply competitively acquired customers will account for a larger share of total energy purchases in 2003.

First Choice has firm commitments to supply approximately 4.0 million MWh of energy to competitive customers during 2003. First Choice has purchased approximately 0.7 million MWh of the energy necessary to supply its 2003 firm commitments at a fixed price. In an effort to limit credit exposure, First Choice has purchased the remaining 3.3 million MWh of the energy to meet its firm commitments from suppliers at prices that vary with natural gas prices. This approach minimizes collateral postings and would result in lower purchased power expense for First Choice if gas prices fall, but creates exposure to the risk of increasing natural gas prices. This exposure was to be addressed by a new hedging strategy developed in 2002, which is explained below.

The following table presents First Choice’s firm commitments to competitive customers during 2003 and the energy purchases made to supply that load.

MWh (in millions)
Firm commitments to supply competitive customers during 2003	4.0
Less: Commitments supplied with energy purchases made at market prices from January 2003 to March 2003	0.6

Remaining firm commitments in 2003	3.4
Less: Natural gas call options purchased to cover energy purchases that vary with natural gas prices (represents projected sales from April 2003 to December 2003)	2.7
Less: Firm commitments supplied with energy purchased at fixed prices	0.7

Unhedged firm commitments in 2003	—

Hedging Strategy to Manage Natural Gas Price Risk. Early in 2002, First Choice purchased supplies at fixed prices for the entire term of a customer’s contract at the time the customer signed a contract. During 2002, First Choice recognized that purchasing fixed price supply during periods of high gas prices subjected it to additional credit requirements. Should gas prices fall below the levels of the fixed price purchase commitments, First Choice would be required to post collateral to its suppliers. First Choice’s ability to post collateral is limited by factors discussed in the “Liquidity and Capital Resources” section of Item 7 and Note 8. To address this issue, First Choice developed a strategy based on the purchase of call options to mitigate the risk of increasing gas prices, which was adopted in November 2002. In early November 2002, First Choice began purchasing call options to cover contracted fixed price energy sales to customers where the price of the firm commitments from suppliers fluctuates with natural gas prices.

Self-Dealing by an Employee and its Effects. Shortly after the initial option purchase, First Choice discovered that the initial option purchase was made from an organization created by a now former First Choice employee who had the responsibility to negotiate and contract with energy counterparties. The undisclosed self-dealing by the employee was discovered immediately and action was taken to freeze the funds transferred to the employee-controlled organization. Reassessment of internal controls, as well as the negotiation with acceptable counterparties, further delayed the implementation of First Choice’s hedging strategy until January 2003. At the Company’s request, federal authorities are currently investigating the self-dealing transactions. During this time gas prices increased significantly due to, among other factors, unusually cold weather in certain regions, a corresponding decrease in gas storage levels and general disruption in world and United States energy markets related to the threat of war in the Middle East and reduced supply from Venezuela.

Implementation of Gas Price Hedging Strategy. By mid-March 2003, First Choice had secured call options for natural gas needed to cover 2.7 million MWh of projected sales for the period from April 2003 to December 2003. First Choice paid $11.0 million to purchase the call options. The remaining 0.6 million MWh of firm commitments represent load for the period January 2003 to March 2003. The natural gas needed to supply that load was purchased at market prices.

First Choice has firm commitments to supply approximately 0.7 million and 0.1 million MWh of energy to competitive customers during 2004 and 2005, respectively. Supplier commitments to serve the majority of this load have not been secured. First Choice expects to purchase natural gas call options to hedge the risk of increasing gas prices associated with these firm commitments during the second quarter of 2003.

To address the price risk associated with supplying the price-to-beat customers, First Choice has also purchased natural gas call options covering approximately 3.1 million MWh, which represents substantially all of First Choice’s estimated price-to-beat load for the period from April 2003 through February 2004. First Choice paid $7.4 million to purchase the options. The purchase of the options effectively limits the price of the energy needed to supply First Choice’s price-to-beat load to slightly lower than the price inherent in its March 14 price-to-beat fuel factor request.

Financial Impact of Gas Price Movement. When First Choice executed contracts to provide energy for the 3.3 million MWh of firm commitments whose cost fluctuated with natural gas price movements, it estimated that energy prices would average $35 per MWh based on gas costs of $3.99 per million British Thermal Units (mmbtu) at that time, and comparable forward gas costs for the prior year, which ranged between $2.50 and $4.00 per mmbtu. Natural gas prices started to rise above $3.99 per mmbtu in December 2002. Due to the increase above $3.99 per mmbtu, First Choice expects increased purchased power expenses of approximately $12.2 million in the first quarter of 2003, during which gas peaked at $18.60 per mmbtu and averaged $6.60 per mmbtu. If gas prices remain above $3.99 per mmbtu First Choice will continue to experience purchased power cost greater than originally expected. For the remainder of 2003, First Choice has limited its exposure to gas prices as discussed above. In the worst case if all options were exercised to cover gas exposure, the average cost of gas would be $5.52 per mmbtu resulting in increased purchased power costs of approximately $39.0 million for the last three quarters of 2003. Based on current forward prices, which suggest an average price for the remainder of the year of $5.15 per mmbtu, the impact on purchased power cost is approximately $30.1 million. Should gas prices return to the original estimate of $3.99 per mmbtu, there would be no impact on purchased power cost for remainder of the year. For every $0.50 per mmbtu change in average gas price for the remainder of the year, we would expect a change in energy cost of approximately $11.4 million.

February Ice Storm. During February 2003, an ice storm hit portions of First Choice’s service territory. The ice storm caused extreme demand for electricity in ERCOT. As a result, the “market-clearing” price charged within ERCOT averaged 3.5 times higher for February 2003 than under more normal weather conditions. The market-clearing price is the price of power that ERCOT charges to balance supply and demand within the competitive market. Due to market-clearing prices resulting from the ice storm, First Choice incurred approximately $6.2 million of additional purchased power expense in February 2003. The increased market-clearing price had a significant impact on all market participants that were purchasing power in the ERCOT balancing market. As a result of the abnormally high market-clearing prices, the PUCT has begun an investigation into the circumstances that led to the high prices.

Interest Rates

TNP and TNMP manage their exposure to interest rate risk through the proportion of fixed rate debt to variable rate debt in their total debt portfolio. To manage this mix, TNP or TNMP may enter into interest rate hedges that allow interest rates on variable rate debt to move only within specified floor and ceiling levels, or allow TNP and TNMP to effectively convert variable rate debt to fixed rates.

TNP’s ratio of fixed rate debt to total debt was 65 percent and 58 percent at December 31, 2002 and 2001, respectively. The increased ratio of fixed rate debt to total debt is due primarily to TNP’s receipt of a dividend of $84.3 million from TNMP as a result of the sale of TNP One. TNP used that dividend to reduce the debt outstanding under the Senior Credit Facility. As of December 31, 2002, TNP had an open swap transaction designed to manage interest rate risk associated with the Senior Credit Facility. The notional amount of the swap is $70 million, and, under the terms of the swap, TNP pays a fixed rate of approximately 2.5 percent and receives variable rates that are currently set at approximately 1.4 percent. The fair value of the swap as of December 31, 2002, was a liability of $0.9 million, which was recorded on the balance sheet within the caption deferred credits and other liabilities.

TNMP’s ratio of fixed rate debt to total debt was 51 percent and 51 percent at December 31, 2002 and 2001, respectively. During 2002, TNMP used proceeds from the sale of TNP One to reduce the debt outstanding under the TNMP/First Choice Credit Facility by $33.1 million. Increased borrowing under the TNMP/First Choice Credit Facility as a result of the termination of the factoring arrangement offset the debt reductions. As of December 31, 2002, TNMP had two open swap transactions designed to manage interest rate risk associated with the TNMP/First Choice Credit Facility. The notional amount of the swaps was $75 million each. Under the terms of the swaps, TNMP pays fixed rates of approximately 2.4 percent and 2.5 percent and receives variable rates that are currently set at approximately 1.4 percent. The fair value of the swaps at December 31, 2002, was a liability of $1.9 million, which is recorded on the balance sheet within the caption deferred credits and other liabilities.

The TNMP/First Choice Credit Facility expires in October 2003. TNMP and First Choice anticipate securing financing to replace the TNMP/First Choice Credit Facility prior to October 2003.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors of TNP Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of TNP Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income (loss), cash flows and common shareholders’ equity for each of the two years in the period ended December 31, 2002, the nine-month period ended December 31, 2000, and the three-month period ended March 31, 2000 (Predecessor Company Operations). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Enterprises, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2002, the nine-month period ended December 31, 2000 and the three-month period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for goodwill and major maintenance costs in 2002 and 2001, respectively.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 21, 2003

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors of Texas-New Mexico Power Company:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Texas-New Mexico Power Company and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows and common shareholder’s equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas-New Mexico Power Company and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for major maintenance costs in 2001.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 21, 2003

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

				Predecessor
	Years Ended December 31,		Nine Months Ended December 31, 2000	Three Months Ended March 31, 2000
	2002	2001
	(In thousands)
OPERATING REVENUES	$687,371	$658,914	$519,509	$124,526

OPERATING EXPENSES:
Purchased power and fuel	334,508	374,827	288,911	59,550
Other operating and maintenance	168,411	110,003	78,091	29,398
Accrual for payment to TNMP (Note 2)	12,725	—	—	—
Depreciation and amortization	27,811	54,086	39,646	10,230
Charge (credit) for recovery of stranded plant	(733)	1,377	16,677	1,629
Taxes other than income taxes	31,528	35,243	27,680	7,941

Total operating expenses	574,250	575,536	451,005	108,748

OPERATING INCOME	113,121	83,378	68,504	15,778

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS
Interest on long-term debt	53,909	63,998	57,744	9,626
Other interest and amortization of debt-related costs	5,815	4,838	5,625	888
Other income and deductions, net	2,057	(5,027)	(1,655)	(465)

Total	61,781	63,809	61,714	10,049

INCOME BEFORE INCOME TAXES	51,340	19,569	6,790	5,729
Income taxes	19,105	9,409	5,582	1,876

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	32,235	10,160	1,208	3,853
Cumulative effect of change in accounting for major maintenance costs, net of taxes (Note 3)	—	(1,170)	—	—

NET INCOME	32,235	8,990	1,208	3,853
Dividends on preferred stock and other	19,260	16,799	10,987	5

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$12,975	$(7,809)	$(9,779)	$3,848

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Predecessor
	Years Ended December 31,		Nine Months Ended December 31, 2000	Three Months Ended March 31, 2000
	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$583,385	$697,385	$478,000	$102,091
Purchased power and fuel costs paid	(336,050)	(377,832)	(269,199)	(63,613)
Cash paid for payroll and to other suppliers	(132,683)	(91,337)	(62,956)	(24,234)
Interest paid, net of amounts capitalized	(55,438)	(65,507)	(47,195)	(14,690)
Income taxes received (paid)	(2,832)	(11,963)	(3,944)	5,500
Other taxes paid	(36,224)	(34,043)	(17,791)	(17,089)
Other operating cash receipts and payments, net	(79)	27	113	147

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	20,079	116,730	77,028	(11,888)

CASH FLOWS FROM INVESTING ACTIVITIES:
Merger costs, net of cash acquired	—	—	(605,346)	—
Sale of TNP One	117,545	—	—	—
Additions to utility plant	(39,783)	(35,913)	(34,088)	(9,200)
Other investing activities	—	(912)	702	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	77,762	(36,825)	(638,732)	(9,200)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	—	—	(1,844)	(3,926)
Borrowings from (repayments to) revolving credit facilities—net:
TNMP/First Choice credit facility	(3,000)	(78,000)	252,000	—
TNMP 1996 facility	—	—	(47,000)	21,000
Other	(5,839)	5,839	—	—
Issuances:
TNP senior subordinated notes	—	—	275,000	—
TNP term loan	—	—	160,000	—
TNP preferred stock, net of discount	—	—	99,000	—
TNP common stock	—	—	100,000	1,202
Financing costs	(557)	(109)	(24,608)	—
Redemptions:
TNMP first mortgage bonds	—	—	(100,000)	—
TNMP secured debentures	—	—	(140,000)	—
TNP term loan	(85,900)	(1,600)	(1,200)	—
TNMP preferred stock, net of gain	—	—	(1,534)	(117)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(95,296)	(73,870)	569,814	18,159

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,545	6,035	8,110	(2,929)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	14,145	8,110	—	14,456

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$16,690	$14,145	$8,110	$11,527

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$32,235	$8,990	$1,208	$3,853
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	—	1,170	—	—
Accrual for payment to TNMP	12,725	—	—	—
Depreciation and amortization	27,811	54,086	39,646	10,230
Charge for recovery of stranded plant	(733)	1,377	16,677	1,629
Purchased power settlement adjustment	—	—	—	(2,425)
Amortization of debt-related costs and other deferred charges	4,782	4,174	5,735	957
Allowance for funds used during construction	(519)	(268)	(355)	(82)
Deferred income taxes	19,330	(5,168)	3,398	2,541
Investment tax credits	(2,533)	(769)	(1,066)	(401)
Deferred purchased power and fuel costs	13,523	48,041	(14,894)	(2,233)
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(84,847)	12,121	(12,253)	(1,021)
Accounts payable	8,386	(5,071)	21,112	(2,740)
Accrued interest	(1,133)	(713)	11,122	(4,990)
Accrued taxes	(9,518)	5,992	9,016	(3,825)
Changes in other current assets and liabilities	(3,102)	1,380	2,442	(13,763)
Other, net	3,672	(8,612)	(4,760)	382

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$20,079	$116,730	$77,028	$(11,888)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

	2002	2001
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,690	$14,145
Accounts receivable, net	94,384	9,537
Materials and supplies, at lower of cost or market	992	1,109
Deferred purchased power and fuel costs	1,320	1,852
Accumulated deferred income taxes	122	1,622
Assets held for sale	—	103,500
Other current assets	1,202	651

Total current assets	114,710	132,416

UTILITY PLANT:
Electric plant	569,615	538,025
Construction work in progress	11,707	3,147

Total	581,322	541,172
Less accumulated depreciation	74,632	46,821

Net utility plant	506,690	494,351

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	1,273	3,763
Goodwill	270,256	270,256
Recoverable stranded costs	298,748	311,944
Regulatory tax assets	914	130
Deferred charges	46,334	51,697

Total long-term and other assets	617,525	637,790

	$1,238,925	$1,264,557

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$172,600	$1,600
Accounts payable	41,987	33,601
Accrued interest	12,706	13,839
Accrued taxes	14,483	24,001
Customers' deposits	6,438	5,780
Other current liabilities	11,016	23,518

Total current liabilities	259,230	102,339

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	23,656	10,665
Accumulated deferred income taxes	134,498	113,748
Accumulated deferred investment tax credits	19,333	20,792
Deferred credits and other liabilities	52,478	38,000

Total long-term and other liabilities	229,965	183,205

LONG-TERM DEBT, LESS CURRENT MATURITIES	519,195	779,011

REDEEMABLE CUMULATIVE PREFERRED STOCK	140,452	121,191

COMMON SHAREHOLDER'S EQUITY
Common shareholder's equity:
Common stock, no par value per share
Authorized 1,000,000 shares; issued 100 shares	100,000	100,000
Accumulated deficit	(8,214)	(21,189)
Accumulated other comprehensive loss	(1,703)	—

Total common shareholder's equity	90,083	78,811

COMMITMENTS AND CONTINGENCIES (Note 11)

	$1,238,925	$1,264,557

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,

			2002	2001
			(In thousands)
LONG-TERM DEBT
SENIOR NOTES
TNP 10.25% due 2010			$275,000	$275,000
TNMP 6.25% due 2009			175,000	175,000
TNMP unamortized discount			(505)	(589)
REVOLVING CREDIT FACILITY
TNMP/First Choice credit facility			171,000	174,000
TERM LOAN
TNP variable rate due 2005			71,300	157,200

Total long-term debt			691,795	780,611
Less current maturities			(172,600)	(1,600)

Total long-term debt, less current maturities			519,195	779,011

PREFERRED STOCK
Senior Redeemable cumulative preferred stock of TNP with no par value
Authorized shares—2,000,000

Redemption Price at TNP’s option	Outstanding shares
	2002	2001
Senior redeemable including accrued dividends
14.50% $1,145.00	139,027	120,863	140,452	121,191

Total redeemable cumulative preferred stock			140,452	121,191

COMMON SHAREHOLDER'S EQUITY
Common stock with no par value per share
Authorized shares—1,000,000
Outstanding shares—100			100,000	100,000
Retained earnings (deficit)			(8,214)	(21,189)
Accumulated other comprehensive loss			(1,703)	—

Total common shareholder's equity			90,083	78,811

TOTAL CAPITALIZATION			$749,730	$979,013

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' EQUITY

	Common Shareholders' Equity
	Common Stock		Other paid-in-capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Dollars in thousands)
PREDECESSOR
THREE MONTHS ENDED MARCH 31, 2000
Balance at January 1, 2000	13,416,556	$196,685	$—	$130,425	$—	$327,110
Net income	—	—	—	3,853	—	3,853
Dividends on preferred stock	—	—	—	(18)	—	(18)
Dividends on common stock—$0.29 per share	—	—	—	(3,908)	—	(3,908)
Sale of common stock	28,938	1,202	—	—	—	1,202
Gain on retirement of preferred stock	—	—	—	13	—	13

Balance at March 31, 2000	13,445,494	197,887	—	130,365	—	328,252

SUCCESSOR
Acquisition of predecessor	(13,445,494)	(197,887)	—	(130,365)	—	(328,252)

NINE MONTHS ENDED DECEMBER 31, 2000
Net income	—	—	—	1,208	—	1,208
Dividends on preferred stock	—	—	—	(10,725)	—	(10,725)
Issuance of common stock	100	100,000	—	—	—	100,000
Capital contribution from SW Acquisition	—	—	3,754	—	—	3,754
Preferred stock issuance costs	—	—	(3,754)	(3,601)	—	(7,355)
Preferred stock discount and accretion	—	—	—	(262)	—	(262)

Balance at December 31, 2000	100	100,000	—	(13,380)	—	86,620

YEAR ENDED DECEMBER 31, 2001
Net income	—	—	—	8,990	—	8,990
Dividends on preferred stock	—	—	—	(16,361)	—	(16,361)
Preferred stock discount and accretion	—	—	—	(438)	—	(438)

Balance at December 31, 2001	100	100,000	—	(21,189)	—	78,811

YEAR ENDED DECEMBER 31, 2002
Comprehensive income
Net income	—	—	—	32,235	—	32,235
Other comprehensive income net of tax Interest rate hedge	—	—	—	—	(1,703)	(1,703)

Comprehensive income	—	—	—	32,235	(1,703)	30,532
Dividends on preferred stock	—	—	—	(18,822)	—	(18,822)
Preferred stock discount and accretion	—	—	—	(438)	—	(438)

Balance at December 31, 2002	100	$100,000	$—	$(8,214)	$(1,703)	$90,083

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31,

	2002	2001	2000
	(In thousands)
OPERATING REVENUES	$303,907	$651,532	$644,035

OPERATING EXPENSES:
Purchased power and fuel	100,679	369,857	348,461
Other operating and maintenance	75,240	98,472	97,466
Depreciation of utility plant	27,567	42,350	41,353
Charge (credit) for recovery of stranded plant	(733)	1,377	18,306
Taxes other than income taxes	24,507	34,659	34,615

Total operating expenses	227,260	546,715	540,201

OPERATING INCOME	76,647	104,817	103,834

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS
Interest on long-term debt	18,300	24,001	35,231
Other interest and amortization of debt-related costs	3,514	3,172	5,291
Other income and deductions, net	(464)	(1,116)	(1,626)

Total	21,350	26,057	38,896

INCOME BEFORE INCOME TAXES	55,297	78,760	64,938
Income taxes	19,166	26,626	22,981

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	36,131	52,134	41,957

Cumulative effect of change in accounting for major maintenance costs, net of taxes (Note 3)	—	(1,170)	—

NET INCOME	36,131	50,964	41,957
Dividends on preferred stock and other	—	—	38

INCOME APPLICABLE TO COMMON STOCK	$36,131	$50,964	$41,919

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2002	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$262,323	$693,656	$578,345
Purchased power and fuel costs paid	(125,065)	(373,838)	(332,812)
Cash paid for payroll and to other suppliers	(56,714)	(81,761)	(75,141)
Interest paid, net of amounts capitalized	(19,066)	(26,192)	(37,345)
Income taxes received (paid)	906	(24,548)	(8,468)
Other taxes paid	(32,770)	(33,700)	(33,933)
Other operating cash receipts and payments, net	(117)	(142)	(238)

NET CASH PROVIDED BY OPERATING ACTIVITIES	29,497	153,475	90,408

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of TNP One	117,545	—	—
Additions to utility plant	(39,076)	(39,089)	(43,251)
Other investing activities	—	(127)	102

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES	78,469	(39,216)	(43,149)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	(102,300)	(35,000)	(27,554)
Borrowings from (repayments to) revolving credit facilities—net:
TNMP/First Choice credit facility	3,000	(84,000)	252,000
1996 facility	—	—	(26,000)
Borrowings from affiliate	14,557	—	—
Other	(5,839)	5,839	—
Deferred expenses associated with financings	266	1,923	(5,443)
Capitalization of First Choice Power	(23,000)	—	—
Redemptions:
First mortgage bonds	—	—	(100,000)
Secured debentures	—	—	(140,000)
Preferred stock, net of gain	—	—	(1,651)

NET CASH USED IN FINANCING ACTIVITIES	(113,316)	(111,238)	(48,648)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(5,350)	3,021	(1,389)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,634	2,613	4,002

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$284	$5,634	$2,613

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income	$36,131	$50,964	$41,957
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	—	1,170	—
Depreciation of utility plant	27,567	42,350	41,353
Charge for recovery of stranded plant	(733)	1,377	18,306
Purchased power settlement adjustment	—	—	(2,425)
Amortization of debt-related costs and other deferred charges	2,293	2,506	5,470
Allowance for funds used during construction	(519)	(268)	(437)
Deferred income taxes	25,323	3,221	10,083
Investment tax credits	(1,459)	(1,585)	(1,601)
Deferred purchased power and fuel costs	13,523	48,041	(17,127)
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(25,654)	13,841	(15,373)
Accounts payable	(22,409)	(6,374)	18,252
Accrued interest	(181)	(1,394)	(1,468)
Accrued taxes	(12,290)	1,030	6,994
Changes in other current assets and liabilities	(9,623)	1,776	(11,211)
Other, net	(2,472)	(3,180)	(2,365)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$29,497	$153,475	$90,408

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED BALANCE SHEETS

December 31,

	2002	2001
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$284	$5,634
Accounts receivable, net	33,678	8,024
Materials and supplies, at lower of cost or market	992	1,109
Deferred purchased power and fuel costs	1,320	1,852
Accumulated deferred income taxes	70	1,570
Assets held for sale	—	103,500
Other current assets	612	520

Total current assets	36,956	122,209

UTILITY PLANT:
Electric plant	770,960	757,230
Construction work in progress	11,707	3,147

Total	782,667	760,377
Less accumulated depreciation	278,757	266,728

Net utility plant	503,910	493,649

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	343	334
Recoverable stranded costs	298,748	311,944
Regulatory tax assets	913	130
Deferred charges	21,935	12,533

Total long-term and other assets	321,939	324,941

	$862,805	$940,799

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$171,000	$—
Notes payable to affiliate	14,557	—
Accounts payable	9,543	31,952
Accrued interest	5,345	5,526
Accrued taxes	9,923	22,213
Customers' deposits	1,092	5,776
Other current liabilities	9,172	28,310

Total current liabilities	220,632	93,777

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	23,656	10,665
Accumulated deferred income taxes	148,971	124,889
Accumulated deferred investment tax credits	19,333	20,792
Deferred credits and other liabilities	24,724	10,854

Total long-term and other liabilities	216,684	167,200

LONG-TERM DEBT, LESS CURRENT MATURITIES	174,495	342,411

COMMON SHAREHOLDER'S EQUITY:
Common shareholder's equity:
Common stock, $10 par value per share Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,751	222,149
Retained earnings	54,516	115,685
Accumulated other comprehensive loss	(1,380)	(530)

Total common shareholder's equity	250,994	337,411

COMMITMENTS AND CONTINGENCIES (Note 11)

	$862,805	$940,799

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,

	2002	2001
	(In thousands)
LONG-TERM DEBT
SENIOR NOTES
6.25% due 2009	$175,000	$175,000
Unamortized discount	(505)	(589)
REVOLVING CREDIT FACILITY
TNMP/First Choice credit facility	171,000	168,000

Total long-term debt	345,495	342,411
Less current maturities	(171,000)	—

Total long-term debt, less current maturities	174,495	342,411

COMMON SHAREHOLDER'S EQUITY
Common stock, $10 par value per share Authorized shares—12,000,000 Outstanding shares—10,705	107	107
Capital in excess of par value	197,751	222,149
Retained earnings	54,516	115,685
Accumulated other comprehensive loss	(1,380)	(530)

Total common shareholder's equity	250,994	337,411

TOTAL CAPITALIZATION	$425,489	$679,822

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDER'S EQUITY

	Common Shareholder's Equity
	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 2000
Balance at January 1, 2000	10,705	$107	$222,149	$90,302	$—	$312,558
Net income	—	—	—	41,957	—	41,957
Dividends on preferred stock	—	—	—	(51)	—	(51)
Dividends on common stock	—	—	—	(31,500)	—	(31,500)
Gain on retirement of preferred stock	—	—	—	13	—	13

Balance at December 31, 2000	10,705	107	222,149	100,721	—	322,977

YEAR ENDED DECEMBER 31, 2001
Net income	—	—	—	50,964	—	50,964
Dividends on common stock	—	—	—	(36,000)	—	(36,000)
Minimum pension liability	—	—	—	—	(530)	(530)

Balance at December 31, 2001	10,705	107	222,149	115,685	(530)	337,411

YEAR ENDED DECEMBER 31, 2002
Comprehensive income
Net income	—	—	—	36,131	—	36,131
Other comprehensive income net of tax
Interest rate hedge	—	—	—	—	(1,164)	(1,164)
Minimum pension liability	—	—	—	—	314	314

Comprehensive income	—	—	—	36,131	(850)	35,281
Dividends on common stock	—	—	—	(97,300)	—	(97,300)
Capitalization of First Choice Power	—	—	(24,398)	—	—	(24,398)

Balance at December 31, 2002	10,705	$107	$197,751	$54,516	$(1,380)	$250,994

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

Retail competition began in Texas under the provisions of Senate Bill 7 on January 1, 2002. In accordance with Senate Bill 7, TNMP separated its Texas utility operations into three components: First Choice, TGC and TNMP. First Choice became the retail electric provider and assumed the activities related to the sale of electricity to retail customers in Texas. TGC became the unregulated entity performing the generation activities. In October 2002, TNMP sold TNP One, TGC’s primary asset. TNMP’s remaining Texas operations consist of the regulated transmission and distribution business. In New Mexico, TNMP continues to provide integrated electricity services under traditional cost-of-service rate regulation. Those services include transmitting, distributing, purchasing and selling electricity to its New Mexico customers. TNMP is subject to PUCT and NMPRC regulation. Some of TNMP’s activities, including the issuance of securities, are subject to FERC regulation, and its accounting records are maintained in accordance with FERC’s Uniform System of Accounts.

The use of estimates is required to prepare TNP’s and TNMP’s consolidated financial statements in conformity with generally accepted accounting principles. Management believes that estimates are essential and will not materially differ from actual results. However, adjustments may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the 2002 financial statements.

Accounting for the Effects of Regulation. TNMP applies the provisions of SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” to its transmission and distribution operations in Texas and New Mexico. TNMP discontinued the application of SFAS 71 to the generation/power supply portions of its operations in Texas as a result of the passage of Senate Bill 7.

Senate Bill 7 provides for recovery of “stranded costs,” the difference between the regulatory value of TNMP’s investments in generation assets and the market price for energy in a competitive market. Any such stranded costs would be recoverable from TNMP’s Texas transmission and distribution customers. See Note 5 for additional discussion of TNMP’s stranded costs.

Utility Plant. TNMP’s utility plant is stated at the historical cost of construction, which includes labor, materials, indirect charges for such items as engineering and administrative costs, and Allowance for Funds Used During Construction (AFUDC) or capitalized interest. Property repairs and replacement of minor items are charged to operating expenses, while replacements of units of property are capitalized to utility plant.

AFUDC is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation. Established regulatory practices enable TNMP to recover these costs from customers. The composite rate used for AFUDC was 7.9 percent in 2002, 9.0 percent in 2001, and 9.6 percent in 2000. AFUDC is applied to construction expenditures for the portion of its business that is accounted for under SFAS 71.

The costs of depreciable units of plant retired or disposed of in the normal course of business are eliminated from utility plant accounts and such costs plus removal expenses less salvage are charged to accumulated depreciation. When complete operating units are disposed of, appropriate adjustments are made to accumulated depreciation, and the resulting gains or losses, if any, are recognized.

Depreciation is provided on a straight-line method based on the estimated lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment’s use. Depreciation as a percentage of average depreciable cost was 3.7 percent, 3.2 percent, and 3.2 percent in 2002, 2001, and 2000, respectively.

Cash Equivalents. Investments in highly liquid debt instruments with maturities of three months or less when purchased are considered cash equivalents.

Customer Receivables and Operating Revenues. TNMP and First Choice accrue estimated revenues for electricity delivered from the latest billing date to the end of the accounting period. Prior to February 2002, TNMP, under a factoring arrangement with an unaffiliated company, sold its customer receivables on a nonrecourse basis. Amounts estimated to have been delivered, but remaining unbilled, were also sold in connection with this agreement. The factoring arrangement was terminated in February 2002, as discussed in Note 8.

Purchased Power and Fuel Costs. Effective January 1, 2002, First Choice assumed the energy supply activities related to the sale of electricity to retail customers in Texas. Senate Bill 7 created a competitive retail electricity market in Texas and contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat twice a year to recognize changes in natural gas prices.

In New Mexico, TNMP recovers all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC. The purchased power recovery factor changes monthly to reflect over-collections or under-collections of purchased power costs.

Deferred Charges. Costs incurred in issuing long-term debt are deferred and amortized on a straight-line basis over the lives of the respective issues.

Included in deferred charges are other assets that are expected to benefit future periods and certain costs that are deferred for ratemaking purposes and amortized over periods allowed by regulatory authorities.

Income Taxes. TNP files a consolidated federal income tax return that includes its subsidiaries, including First Choice, and the consolidated operations of TNMP. The amounts of income taxes recognized in TNMP’s accompanying consolidated financial statements were computed as if TNMP and its subsidiaries filed a separate consolidated federal income tax return.

Investment Tax Credit (ITC) amounts utilized in the federal income tax return are generally deferred and amortized to earnings ratably over the estimated service lives of the related assets.

Other Comprehensive Income. Other Comprehensive Income includes unrealized gains and losses related to derivative transactions designated as cash flow hedges and minimum pension liabilities recorded under the provisions of SFAS No. 87, “Employers Accounting for Pensions.”

The components of Other Comprehensive Income for the year ended December 31, 2002, were as follows:

	TNP			TNMP
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Interest rate hedge	$(2,751)	$1,048	$(1,703)	$(1,880)	$716	$(1,164)
Minimum pension liability	—	—	—	508	(194)	314

	$(2,751)	$1,048	$(1,703)	$(1,372)	$522	$(850)

For the year ended December 31, 2001, TNMP’s other comprehensive income included ($0.5) million related to the minimum pension liability. The minimum pension liability was ($0.8) million and related income taxes were $0.3 million.

Derivative Instruments. TNP, TNMP and First Choice may enter into derivative instruments, including options and swaps, to manage risks related to changes in interest rates and commodity prices. TNP and TNMP adopted SFAS No.133, “Accounting for Derivative Instruments and Hedging Activities,” as extended and amended, on January 1, 2001. The adoption of SFAS 133 had no impact on the financial position, results of operations or cash flows of TNP or TNMP. SFAS 133 requires that TNP and TNMP record derivatives on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income depending upon the use of the derivative and whether the derivative qualifies for hedge accounting.

Fair Values of Financial Instruments. Fair values of cash equivalents and customer receivables approximated the carrying amounts because of the short maturities of those instruments.

The estimated fair values of long-term debt and preferred stock were based on quoted market prices of the same or similar issues. The estimated fair values of TNP’s financial instruments are as follows:

	December 31, 2002		December 31, 2001
	Carrying Amount	Faire Value	Carrying Amount	Fair Value
	(In thousands)
Capitalization and Liabilities
Long-term debt	$692,300	$667,488	$781,200	$792,700
Preferred stock	140,452	104,270	121,191	131,741

Reclassification. Certain items in 2000 and 2001 were reclassified to conform to the 2002 presentation.

Note 2. Regulatory Matters

Texas

Retail Competition. Retail competition began under the provisions of Senate Bill 7 on January 1, 2002. In accordance with Senate Bill 7, TNMP separated its Texas utility operations into three components. First Choice, TNMP’s affiliated retail electric provider, assumed the activities related to the sale of electricity to retail customers in Texas, TGC became the unregulated entity performing generation activities and TNMP continues to operate its regulated transmission and distribution business in Texas. The operations of First Choice are included in the consolidated financial statements of TNP and the operations of TGC are included in the consolidated financial statements of both TNP and TNMP.

First Choice must offer former TNMP customers whose loads are less than 1 megawatt a regulated price, commonly called the “price-to-beat.” The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer former TNMP customers any other rate before the loss of 40 percent of its price-to-beat customers or December 31, 2004, whichever occurs first.

The beginning of retail competition affected the methods by which companies recover their purchased power and fuel costs. Prior to December 31, 2001, TNMP recovered fuel and the energy-related portion of purchased power costs from customers through the fuel adjustment clause authorized by the PUCT. The demand-related portion of purchased power was recovered through base rates and, unlike the fuel and energy-related portion, was not subject to adjustment or future reconciliation. Effective January 1, 2002, First Choice assumed the energy supply activities related to the sale of electricity to retail customers in Texas. Senate Bill 7 created a competitive retail electricity market in Texas and contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat twice a year to recognize changes in natural gas prices. The rates charged to new customers acquired by First Choice outside of TNMP’s service territory are not regulated by the PUCT, but are negotiated with each customer. As a result, changes in fuel and purchased power costs will affect First Choice’s operating results.

Final Fuel Reconciliation. As of December 31, 2002, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $23.7 million. TNMP will carry its over-recovered balance of fuel and energy related purchased power costs to the 2003 final fuel reconciliation. This proceeding will reconcile fuel and energy-related purchased power costs incurred between January 1, 2000, and December 31, 2001, in accordance with the provisions of Senate Bill 7. TNMP’s over-recovered balance of fuel and energy-related purchased power costs from the final fuel reconciliation will be included in the true-up of stranded costs that will occur in 2004. Subject to the results of the final fuel reconciliation, any over-recovered balance may reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers. See Note 5 for additional discussion of TNMP’s stranded costs.

Clawback. Senate Bill 7 includes a provision, commonly known as the “clawback” that would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. TNMP will include the credit, if any, in the true-up proceeding that will occur in 2004. The maximum credit to TNMP is limited to $150 multiplied by the difference between the number of First Choice price-to-beat customers and the number of First Choice competitively acquired residential and small commercial customers as of January 1, 2004. Based on current assumptions, First Choice estimates that its clawback liability will be $12.7 million. Accordingly First Choice recorded a pre-tax reserve of $12.7 million in the fourth quarter of 2002. To the extent that acquisition of competitive customers and loss of price-to-beat customers differs from current projections, an adjustment to the clawback liability could be required. First Choice estimates that significant variations from its current projections could increase its clawback liability by an additional $4.9 million.

2001 Excess Earnings. In March 2002, TNMP filed its Annual Report with the PUCT. The Annual Report detailed TNMP’s calculation of excess earnings under the provisions of Senate Bill 7. The Annual Report showed that TNMP had no excess earnings for the year ended December 31, 2001, and, in fact, reported a deficiency of $3.1 million. Accordingly, TNMP’s financial results for the twelve months ended December 31, 2002, reflect the reversal of $0.7 million of excess earnings that had been estimated and accrued as of December 31, 2001.

The $3.1 million deficiency shown in TNMP’s Annual Report is attributable to payments of $3.6 million that TNMP made in 2001 to the System Benefit Fund mandated by Senate Bill 7. The PUCT has concluded that utilities that do not have sufficient earnings to cover their System Benefit Fund payments may petition the PUCT for relief. Accordingly, TNMP filed a petition in November 2002 asking the PUCT to allow TNMP to establish a regulatory asset of $3.1 million, the amount of its 2001 Annual Report earnings deficiency that is attributable to System Benefit Fund payments. The petition has been referred to the State Office of Administrative Hearings, and TNMP expects that a hearing on the merits of the petition will occur either late in the first quarter of 2003, or during the second quarter of 2003.

Merger Commitments. As conditions for approval of the Merger, TNMP made a number of commitments to both the PUCT and NMPRC. The commitments cover a wide range of financial, operational, electric reliability, and other standards that TNMP agreed to honor. TNMP made 55 commitments in New Mexico and Texas, of which 47 are currently in effect. TNMP monitors compliance on a monthly basis and could be subject to financial penalties for non-compliance with certain commitments. During the years ended December 31, 2002 and 2001, TNMP was not in compliance with certain commitments regarding electric reliability standards in Texas. TNMP estimates that penalties for non-compliance with these commitments in 2002 and 2001 will be approximately $0.1 million and $0.1 million, respectively.

Price-to-Beat Fuel Factor. As discussed in Retail Competition above, First Choice can request that the PUCT change the price-to-beat twice a year to recognize changes in natural gas prices. In May 2002, First Choice filed a request with the PUCT to increase its price-to-beat fuel factor by approximately 25 percent. The PUCT approved the price-to-beat fuel factor, which became effective August 27, 2002.

In December 2002, First Choice filed a second request with the PUCT to increase its price-to-beat fuel factor by approximately 19 percent. The PUCT approved the price-to-beat fuel factor, which became effective February 4, 2003. First Choice estimates that the new price-to-beat fuel factor will result in an increase in annual revenues of approximately $17 million.

In February 2003, First Choice requested that the PUCT increase its price-to-beat fuel factor by approximately 14 percent. The PUCT approved the price-to-beat fuel factor, which became effective March 21, 2003. First Choice estimates that the new price-to-beat fuel factor will increase annual revenues by approximately $15 million.

In March 2003, First Choice requested that the PUCT increase its price-to-beat fuel factor by approximately 15 percent. The request is the second made by First Choice during 2003, the maximum number of changes allowed for the year. First Choice estimates that the new price-to-beat fuel factor will increase annual revenues by approximately $19 million.

In March 2003, the PUCT adopted a new rule governing the price-to-beat fuel factor. The new rule would limit the ability of First Choice to respond to changes in the market price of natural gas by causing First Choice to calculate proposed changes to the price-to-beat fuel factor based on natural gas prices over a twenty-day period, as opposed to the current ten-day period. In addition, gas prices must increase by five percent before the price-to-beat fuel factor can be changed under the new rule, rather than four percent currently. The PUCT also affirmed its authority to reduce the price-to-beat fuel factor in the 2004 true-up proceeding. The new rule takes effect in April 2003.

Provider of Last Resort Rulemaking. Senate Bill 7 included a provision establishing providers of last resort, entities which ensure that customers who cannot otherwise procure electric service in the competitive market have access to such service. In August 2002, the PUCT adopted a new rule governing the activities of providers of last resort. The new rule became effective on January 1, 2003, although important provisions of the rule were implemented early, as discussed below.

Under the new rule, First Choice became the provider of last resort for customers in TNMP’s transmission and distribution service territory on September 24, 2002. In addition, First Choice gained the right to disconnect those customers for non-payment. Under the old rules, First Choice could disconnect customers for non-payment only if it was the provider of last resort for that customer. Its only remedy for other non-paying customers was to transfer the customer to the customer’s designated provider of last resort.

Under the old rules, First Choice, using the Certain Energy brand, was the provider of last resort for customers in West Texas who resided in the transmission and distribution service area of Oncor. As of December 31, 2002, customers served by Certain Energy under the old rules that had not chosen another provider became customers of First Choice and began receiving service at market-based rates.

Federal

In July 2002, FERC issued a Notice of Proposed Rulemaking regarding Standard Market Design. The goal of the proposed rulemaking is to create a standardized design for the wholesale transmission service market. The proposed rulemaking creates a schedule that would result in the provisions of the proposed rule becoming effective at various times in 2003 and 2004. TNMP will monitor the development of the proposed rule to assess the proposed rule’s effects on TNMP’s cost of providing transmission service in New Mexico.

Note 3. Accounting Developments

Accounting for Goodwill and Other Intangible Assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which TNP adopted on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. TNP stopped amortizing goodwill upon adoption of SFAS 142. For the years ended December 31, 2001 and 2000, goodwill amortization was $11.6 million and $8.5 million, respectively. In conjunction with the adoption of SFAS 142, TNP tested the goodwill related to the Merger for impairment and concluded that the fair value of the goodwill exceeded its carrying value. Accordingly, TNP made no adjustment to goodwill upon the adoption of SFAS 142.

The provisions of SFAS 142 require impairment testing at least annually. TNP may be required to test goodwill for impairment between annual tests if “an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.” During the year ended December 31, 2002, no such events or changed circumstances were present in TNP’s reporting units. TNP performed its annual goodwill impairment test as of December 31, 2002, and concluded that the fair value of the goodwill related to the Merger exceeded its carrying value as of December 31, 2002, of $270.3 million.

In accordance with SFAS 142, the effect of this accounting standard was applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to prior years is as follows (in thousands):

	2002	2001	2000
Net income before cumulative effect of change in accounting	$32,235	$10,160	$5,061
Net income	32,235	8,990	5,061
Add: Goodwill amortization, net of tax	—	11,208	8,215
Adjusted net income before cumulative effect of change in accounting	32,235	21,368	13,276
Adjusted net income	$32,235	$20,198	$13,276

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

Accounting for Asset Retirement Obligations

TNP and TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. As a result of the adoption of SFAS 143, TNP and TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. As of December 31, 2002 and 2001, $35.8 million and $33.8 million, respectively, of estimated utility plant removal costs were included in accumulated depreciation.

SFAS 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and capitalize a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its fair value each period, and the capitalized cost is depreciated over the useful life of the related asset. As discussed in Note 5, TNMP sold TNP One, its sole generating facility. As a result of the sale, neither TNP nor TNMP have significant asset retirement obligations that would be subject to the provisions of SFAS 143.

Accounting for the Impairment or Disposal of Long-Lived Assets

TNP and TNMP adopted SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” during the fourth quarter of 2001. SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS 144 requires entities to measure long-lived assets held for sale at the lower of the asset’s carrying amount or fair value less cost to sell and to cease depreciation. The statement also resolved a number of implementation issues related to long-lived assets held for sale. The adoption of SFAS 144 did not have a material effect on the results of operations or financial condition of TNP or TNMP. Details regarding the adoption of SFAS 144 can be found in Note 5.

Accounting for Guarantees.

In the fourth quarter of 2002, the FASB issued Interpretation No. 45, “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45). FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.

TNMP and First Choice each guarantee the other entity’s borrowings and issuances of letters of credit under the TNMP/First Choice Credit Facility. TNMP also guarantees First Choice’s performance under the power supply contract with Constellation. The provisions of FIN 45 related to recognizing a liability at inception for the fair value of the guarantor’s obligation do not apply to these guarantees. However, the disclosure requirements do apply, and those requirements became effective for TNP and TNMP as of December 31, 2002. Disclosures regarding the guarantees of TNMP and First Choice are included in Note 8.

Consolidation of Variable Interest Entities. In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 addresses the nature of variable interest entities, and specifies the conditions under which such variable interest entities shall be included in the consolidated statements of a business enterprise. FIN 46 becomes effective immediately for variable interest entities created after January 31, 2003. The effective date for variable interests acquired prior to February 1, 2003 is the first fiscal year or interim period beginning after June 15, 2003. As of December 31, 2002, neither TNP nor TNMP had variable interests that would be subject to the provisions of FIN 46.

Note 4. Derivative Instruments and Hedging Activities

TNP and TNMP adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as extended and amended, effective January 1, 2001.

Normal Purchases and Sales. In the normal course of business, TNMP and First Choice enter into commodity contracts, which include “swing” components for additional purchases or sales of electricity, in order to meet customer requirements. In December 2001, the FASB defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133. Based on the FASB’s guidance, the management of TNMP and First Choice has determined that their respective contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP and First Choice do not account for their respective electricity contracts as derivatives.

Hedging Activities. TNP, TNMP and First Choice may enter into derivative instruments, including options and swaps, to manage risks related to changes in interest rates and commodity prices. At the inception of any such transactions, TNP, TNMP, and First Choice document relationships between the hedging instruments and the items being hedged. The documentation includes the strategy that supports executing the specific transaction.

In October 2002, TNP and TNMP entered into separate interest rate swap transactions designed to manage interest rate risk associated with the Senior Credit Facility and the TNMP/First Choice Credit Facility, respectively. TNP executed a $70 million swap transaction that will terminate in October 2004. Under the terms of the swap, TNP pays a fixed rate of approximately 2.5 percent and receives variable rates that are currently set at approximately 1.4 percent. TNMP executed two transactions, each with a notional amount of $75 million. Both transactions terminate in October 2004. Under the terms of the swaps, TNMP pays fixed rates of 2.4 percent and 2.5 percent and receives variable rates that are currently set at approximately 1.4 percent.

The interest rate swaps were designated as cash flow hedges. The swaps were highly effective in offsetting future cash flow volatility caused by changes in interest rates. As of December 31, 2002, TNP and TNMP had recorded unrealized after-tax losses of $0.5 million and $1.2 million, respectively, in other comprehensive income. Over the next twelve months TNP and TNMP anticipate that $0.4 million and $0.9 million, respectively, of unrealized after-tax losses will be reclassified from other comprehensive income to interest expense. The estimated amounts to be reclassified represent the earnings volatility that is avoided by using the interest rate swaps.

During the first quarter of 2003, First Choice paid $18.4 million to purchase natural gas call options to cover approximately 5.8 million MWh of firm commitments to customers, as discussed in Note 11. The options were purchased to mitigate commodity price risk associated with those commitments. The options were designated as cash flow hedges and changes in the market value of the options will be recorded in other comprehensive income.

Note 5. Sale of Assets

Sale of TNP One

On October 23, 2002, TNMP received the final regulatory approval necessary to complete the sale of TNP One to Sempra Energy Resources, the power generation subsidiary of Sempra Energy. On October 31, 2002, Sempra Energy Resources purchased TNP One from TNMP. The sale completed a process that TNMP started in response to Senate Bill 7, which required electric utilities to separate their power generation business activities from the regulated transmission and distribution business. Senate Bill 7 also established various methods for quantifying stranded costs, one of which was the sale of generation plants.

Sempra Energy Resources paid TNMP $120 million for TNP One. Costs of the sale were $2.5 million, including a payment of $1.3 million to Laurel Hill Capital Partners, a related party, for financial advisory services. TNMP used the net proceeds to retire $33.1 million of debt outstanding under the TNMP/First Choice Credit Facility and pay a dividend to TNP of $84.3 million. TNP used the dividend it received from TNMP to retire $84.3 million of debt outstanding under the Senior Credit Facility.

TNP and TNMP adopted SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets,” during the fourth quarter of 2001. SFAS 144 requires entities to cease depreciation on long-lived assets held for sale and to measure such assets at the lower of the asset’s carrying amount or fair value less cost to sell.

Based on the sale, the fair value of TNP One, less cost to sell, was $117.5 million. TNMP believes that the difference between the fair value of TNP One, net of selling costs, and its book value of approximately $418.5 million at December 31, 2001, is recoverable from TNMP’s Texas transmission and distribution customers under the provisions of Senate Bill 7. Accordingly, TNMP recorded a regulatory asset for recoverable stranded cost of approximately $301.0 million. Under the provisions of Senate Bill 7, the amount and manner of stranded cost recovery is subject to review and approval by the PUCT as part of the 2004 true-up proceeding. Recovery of significantly less than the $301 million of estimated stranded costs could have a material impact on the financial position and cash flows of TNMP and TNP.

During the process of obtaining regulatory approval for the sale of TNP One, intervenors raised issues regarding the reasonableness of the sales price of TNP One and the effect of the sale on the rates paid by TNMP’s Texas transmission and distribution customers. The PUCT did not consider those issues at the time of the sale. Instead, the PUCT deferred consideration of those issues to the stranded cost true-up proceeding. The results of the final fuel reconciliation and the amount of the clawback, both of which were discussed in Note 2, will also be considered in the stranded cost true-up proceeding.

The change in the book value of TNP One between January 1, 2002, and October 31, 2002, is not eligible for recovery under the stranded cost provisions of Senate Bill 7. Accordingly, TNMP recorded a pre-tax loss of $0.2 million ($0.1 million after tax) in December 2002 related to the ineligible costs, which consist primarily of capital additions subsequent to January 1, 2002.

The adjusted carrying value of TNP One was reclassified in the balance sheets of TNP and TNMP as Assets Held for Sale as of December 31, 2001. At that time, TNMP stopped depreciating TNP One. Depreciation on TNP One was $15.2 million and $15.4 million for the years ended December 31, 2001 and 2000, respectively.

Note 6. Employee Benefit Plans

Pension and Postretirement Benefits Plans

TNP, TNMP and their respective subsidiaries sponsor a defined benefit pension plan covering substantially all of its employees. Benefits are based on an employee’s years of service and compensation. TNP’s and TNMP’s funding policy is to contribute the minimum amount required by federal funding standards. TNP and TNMP provide an excess benefit plan for certain key personnel and retired employees whose benefits in the principal plan federal law restricts. TNP and TNMP also sponsor a health care plan that provides postretirement medical and death benefits to retirees who satisfied minimum age and service requirements during employment.

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$82,810	$78,188	$11,580	$11,509
Service cost	2,321	2,406	345	394
Interest cost	5,564	5,716	732	831
Participant contributions	—	—	476	194
Actuarial (gain) or loss, including changes in discount rate	3,422	3,381	(253)	385
Benefits paid	(7,632)	(6,881)	(1,895)	(1,733)

Benefit obligation at end of year	$86,485	$82,810	$10,985	$11,580

Change in plan assets:
Fair value of plan assets at beginning of year	$90,019	$99,952	$7,055	$7,393
Actual return on plan assets, net of expenses	5,833	(3,213)	(949)	173
Employer contributions	—	—	865	1,019
Participant contributions	—	—	474	191
Benefits paid	(7,408)	(6,720)	(1,889)	(1,721)

Fair value of plan assets at end of year	$88,444	$90,019	$5,556	$7,055

The Merger was accounted for under the purchase method of accounting. Acquired assets and assumed liabilities were recorded based on their estimated fair values. Accordingly, TNP recorded an asset for the pension plan assets in excess of the projected benefit obligations, and a liability for the postretirement projected benefit obligation in excess of the plan assets, thereby eliminating any previously existing unrecognized actuarial net gains or losses, prior service cost, and net transitional obligation. TNP also recorded a net regulatory liability associated with the pension plan and postretirement benefit plan that will be amortized in conjunction with TNMP’s amortization of its unrecognized gain or loss, unrecognized prior service cost, or unrecognized net transitional obligation, in order to reflect the amounts permitted for rate making purposes in operations.

	Pension Benefits		Postretirement Benefits
	2002	2001	2002	2001
	(In thousands)
Reconciliation of funded status
TNMP
Funded status	$1,960	$7,209	$(5,429)	$(4,525)
Unrecognized actuarial gain	(7,006)	(12,124)	(513)	(1,747)
Unrecognized transition obligation	—	—	3,243	3,567
Unrecognized prior service cost	(2,039)	(2,259)	—	—

TNMP accrued benefit cost	(7,085)	(7,174)	(2,699)	(2,705)
TNP
Recognition of amounts in purchase accounting, net of accumulated amortization of regulatory assets (liabilities)	35,699	36,778	1,318	1,209

TNP prepaid (accrued) benefit cost	$28,614	$29,604	$(1,381)	$(1,496)

Amounts recognized in the consolidated balance sheets
TNMP
Accrued benefit liability	$(7,433)	$(8,030)	$(2,699)	$(2,705)
Accumulated other comprehensive loss	348	856	—	—

TNMP accrued benefit cost	(7,085)	(7,174)	(2,699)	(2,705)
TNP
Recognition of amounts in purchase accounting, net of accumulated amortization of regulatory assets (liabilities)	35,699	36,778	1,318	1,209

TNP prepaid (accrued) benefit cost	$28,614	$29,604	$(1,381)	$(1,496)

	Pension Benefits			Postretirement Benefits
	2002	2001	2000	2002	2001	2000
	(In thousands)
Components of net periodic benefit cost
TNMP
Service cost	$2,321	$2,406	$1,715	$345	$394	$324
Interest cost	5,564	5,715	5,675	732	831	852
Expected return on plan assets	(7,722)	(8,125)	(7,654)	(412)	(442)	(497)
Amortization of prior service cost	(220)	(220)	(220)	—	—	—
Amortization of transitional (asset) or obligation	—	—	(11)	324	325	325
Recognized actuarial (gain) loss	193	1	(508)	(126)	(91)	(192)

TNMP net periodic benefit cost	136	(223)	(1,003)	863	1,017	812
TNP
Elimination of amortization and actuarial amounts	1,078	1,246	1,236	(109)	(126)	(100)
Amortization of regulatory assets (liabilities)	(1,078)	(1,246)	(1,236)	109	126	100

TNP net periodic benefit cost	$136	$(223)	$(1,003)	$863	$1,017	$812

Weighted-average assumptions as of December 31
Discount rate	6.50%	7.25%	7.50%	6.50%	7.25%	7.50%
Expected long-term rate of return on plan assets	9.00%	9.50%	9.50%	6.00%	6.00%	5.25%
Average rate of compensation increase	3.50%	4.00%	4.00%	N/A	N/A	N/A

The assumed health care cost trend rate used to measure the expected cost of benefits was 10 percent for 2002 and is assumed to trend downward slightly each year to 5 percent for 2007 and thereafter. TNP’s and TNMP’s exposure to cost increases in the postretirement benefit plan is minimized by a provision that limits TNP’s and TNMP’s share of costs under the plan. Costs of the plan in excess of the limit are borne wholly by the participants. TNP and TNMP reached the cost limit at the end of 2001. As a result, a one-percentage-point change in assumed health care cost trend rates would have no effect on either the 2002 net periodic expense or the year-end 2002 postretirement benefit obligation.

The projected benefit obligation of the excess benefit plan, which has an accumulated benefit obligation in excess of plan assets, was $6.3 million and $6.4 million at December 31, 2002 and 2001, respectively. The accumulated benefit obligation of the excess benefit plan was $6.2 million and $5.3 million at December 31, 2002 and 2001, respectively. The excess benefit plan had no plan assets at December 31, 2002 and 2001, respectively.

Incentive Plans and Employment Agreements

TNP, TNMP and their respective subsidiaries have several incentive compensation plans. All employees participate in one or more of these plans. Incentive compensation is based on meeting key financial and operational performance goals such as cash flow from operations, customer satisfaction, and system reliability measures.

In connection with the Merger, TNMP entered into employment agreements with certain members of TNMP’s senior management. These agreements provide that the executive continues to hold his or her present position with TNMP or First Choice and will receive a minimum level of compensation over the three years following the Merger. The employment agreements expire in April 2003. Expiration of the agreements will not change the status of the members of senior management that are covered by the employment agreements. Execution of new employment agreements is not a condition for the continued employment of the members of senior management that are parties to the employment agreements.

Combined operating expenses of TNP and TNMP for 2002, 2001, and 2000 included costs for the various plans and employment agreements of $4.8 million, $5.8 million, and $6.7 million, respectively.

Other Employee Benefits

TNP, TNMP and their respective subsidiaries have a 401(k) plan designed to enhance the other retirement plans available to its employees. Employees may invest their contributions in various mutual funds. TNP’s and TNMP’s contributions are invested in the same manner as the employee’s contributions. Combined operating expenses of TNP and TNMP for 2002, 2001, and 2000 included contribution costs of $0.8 million, $0.9 million and $0.9 million, respectively.

Note 7. Income Taxes

The amounts shown below for TNP for the year ended December 31, 2000, include both pre-merger and post-merger information. Components of income taxes were as follows:

	TNP			TNMP
	2002	2001	2000	2002	2001	2000
	(In thousands)
Taxes on operating income:
Federal—current	$3,037	$10,597	$1,235	$(757)	$20,790	$12,324
State—current and deferred	3,288	3,179	1,827	2,501	3,912	2,256
Federal—deferred	14,705	(5,340)	5,251	18,650	3,139	9,396
ITC adjustments	(1,459)	(769)	(1,468)	(1,459)	(1,585)	(1,601)

	19,571	7,667	6,845	18,935	26,256	22,375

Taxes on other income (loss):
Federal—current	(466)	1,570	(74)	231	288	(81)
Federal—deferred	—	172	687	—	82	687

	(466)	1,742	613	231	370	606

Tax benefit from cumulative effect of change in accounting principle (Note 3)	—	(720)	—	—	(720)	—

Total income taxes	$19,105	$8,689	$7,458	$19,166	$25,906	$22,981

The amounts for total income taxes differ from the amounts computed by applying the appropriate federal income tax rate to earnings (loss) before income taxes for the following reasons:

	TNP			TNMP
	2002	2001	2000	2002	2001	2000
	(In thousands)
Tax at statutory tax rate	$17,112	$5,075	$3,729	$18,430	$25,535	$21,938
Amortization of accumulated deferred ITC	(1,459)	(1,585)	(1,601)	(1,459)	(1,585)	(1,601)
Amortization of excess deferred taxes	(141)	(141)	(141)	(141)	(141)	(141)
State income taxes	3,288	2,376	1,827	2,501	3,108	2,256
Goodwill amortization	—	4,065	3,130	—	—	—
Other, net	305	(1,101)	514	(165)	(1,011)	529

Actual income taxes	$19,105	$8,689	$7,458	$19,166	$25,906	$22,981

The tax effects of temporary differences that gave rise to significant portions of net current and net noncurrent deferred income taxes as of December 31, 2002, and 2001, are presented below.

	TNP		TNMP
	2002	2001	2002	2001
	(In thousands)
Current deferred income taxes:
Deferred tax assets:
Unbilled revenues	$—	$1,463	$—	$1,463
Other	122	159	70	107

Current deferred income taxes, net	$122	$1,622	$70	$1,570

Noncurrent deferred income taxes:
Deferred tax assets:
Minimum tax carryforwards	$28,887	$26,642	$19,028	$14,635
Provisions of clawback	4,212	—	—	—
Regulatory related items	11,461	12,321	11,461	12,321
Deferred purchased power	7,676	5,370	7,676	5,370
Accrued employee benefit costs	2,651	871	2,350	1,196
Excess earnings	14,296	14,546	14,296	14,546
Contribution in aid of construction	2,660	1,901	2,660	1,901
Other	207	153	207	153

	72,050	61,804	57,678	50,122

Deferred tax liabilities:
Utility plant, principally due to depreciation and basis differences, including TNP One revaluation regulatory asset	(177,315)	(149,599)	(177,455)	(149,599)
Deferred charges	(20,027)	(19,190)	(19,988)	(18,649)
Other recoverable stranded costs (noncurrent)	(4,684)	(4,683)	(4,684)	(4,683)
Regulatory related items	(4,522)	(2,080)	(4,522)	(2,080)

	(206,548)	(175,552)	(206,649)	(175,011)

Noncurrent deferred income taxes, net	$(134,498)	$(113,748)	$(148,971)	$(124,889)

Federal tax carryforwards as of December 31, 2002, were as follows:

	TNP	TNMP
	(In thousands)
Minimum tax credits
Amount	$28,887	$19,028
Expiration period	None	None

Note 8. Long-Term Debt

TNMP and First Choice

TNMP/First Choice Credit Facility. TNMP sold TNP One on October 31, 2002. TNMP used the net proceeds to retire $33.1 million of debt outstanding under the TNMP/First Choice Credit Facility and pay a dividend to TNP of $84.3 million. The debt reduction permanently reduced the commitment available under the TNMP/First Choice Credit Facility. As a result of the debt retirement, First Choice and TNMP may borrow up to $291.9 million under the TNMP/First Choice Credit Facility. TNMP may borrow subject to a guarantee by First Choice. First Choice may borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP’s guarantee is limited to $75 million due to an order issued by the NMPRC in December 2001. Accordingly, First Choice’s borrowings and issuances of letters of credit are limited to $75 million.

        As of December 31, 2002, TNMP had outstanding borrowings of $171.0 million against the TNMP/First Choice Credit Facility. TNMP had also guaranteed First Choice’s issuance of $36.5 million of letters of credit under the TNMP/First Choice Credit Facility. As a result, TNMP had the ability to borrow an additional $84.4 million under the TNMP/First Choice Credit Facility at December 31, 2002, subject to covenants in this facility, covenants in the Senior Credit Facility, and additional borrowings or issuances of letters of credit by First Choice.

As noted above, First Choice can borrow or issue letters of credit for up to $75 million under the TNMP/First Choice Credit Facility, subject to TNMP’s guarantee. At December 31, 2002, First Choice had issued letters of credit of $36.5 million, and TNMP had guaranteed First Choice’s performance under the power supply contract with Constellation for $25 million. As a result, First Choice had the ability to borrow or issue additional letters of credit in the amount of $13.5 million, subject to covenants in this facility, covenants in the Senior Credit Facility, and additional borrowings or issuances of letters of credit by TNMP. TNMP’s ability to guarantee First Choice’s $25 million performance under the Constellation contract is subject to TNMP maintaining an investment grade credit rating. Should TNMP lose its investment grade rating, First Choice would be required to issue additional letters of credit under the TNMP/First Choice Credit Facility.

The guarantees made by TNMP and First Choice require each to assume the obligations of the other in the event of default. As of December 31, 2002, TNMP had a maximum potential liability under its guarantees of First Choice borrowings, issuances of letters of credit and performance under the Constellation contract of $61.5 million. First Choice had a maximum potential liability under its guarantee of TNMP borrowings of $171 million. The guarantees are in force until the expiration of the TNMP/First Choice Credit Facility in October 2003.

As of December 31, 2002, the composite interest rate on the TNMP/First Choice Credit Facility was approximately 3.2 percent. For the years ended December 31, 2002, 2001 and 2000, the average interest rate on the TNMP/First Choice Credit Facility was approximately 3.0 percent, 5.7 percent and 8.1 percent, respectively.

The TNMP/First Choice Credit Facility expires in October 2003. TNMP and First Choice anticipate securing financing to replace the TNMP/First Choice Credit Facility prior to October 2003.

In March 2002, both the Senior Credit Facility and the TNMP/First Choice Credit Facility were amended to allow intercompany loans to be made between TNMP and First Choice. The availability of intercompany financing is an important source of liquidity for TNMP. As of December 31, 2002, TNMP had intercompany notes payable to First Choice of $14.6 million.

Factoring Arrangement. In February 2002, TNMP’s receivables factoring arrangement with an unaffiliated company, under which TNMP sold both billed and unbilled customer receivables on a nonrecourse basis, was terminated. The counterparty to this arrangement stopped factoring the receivables of non-affiliated businesses due to the significant changes resulting from the deregulation of the Texas electric market.

The termination of the factoring arrangement is the primary reason that TNP’s consolidated accounts receivable has increased and cash flow from operations has decreased, compared with prior periods. As of December 31, 2002, TNP’s consolidated accounts receivable were $94.4 million, net of allowance for uncollectible accounts of $2.6 million, compared with $9.5 million at December 31, 2001. The allowance for uncollectible accounts was zero at December 31, 2001, due to the presence of the factoring arrangement. TNP’s consolidated cash flow from operations was $20.1 million for the year ended December 31, 2002, compared with $116.7 million for the year ended December 31, 2001.

TNP

TNP’s Senior Credit Facility includes a $71.3 million term loan due in 2005 and a $25 million revolving credit facility that is scheduled to expire in 2003. TNP is currently negotiating with the banks that participate in the revolving credit facility. TNP anticipates extending the credit facility for one year, at a reduced commitment level, during the second quarter of 2003. As discussed above, TNMP sold TNP One on October 31, 2002. As a result of the sale TNP received a dividend of $84.3 million from TNMP. TNP used the dividend it received from TNMP to retire $84.3 million of debt outstanding under the Senior Credit Facility. The debt retirement permanently reduced the commitment available under the Senior Credit Facility. As of December 31, 2002, the term loan had an outstanding balance of $71.3 million and an interest rate of approximately 4.8 percent, including the effects of the interest rate swap discussed below. TNP had no borrowings against the revolving credit facility as of December 31, 2002 . The Senior Credit Facility is secured by a pledge of all TNMP and First Choice common stock held by TNP.

The Senior Credit Facility contains various financial covenants with which TNP must comply. Due to losses during the first quarter of 2003 at First Choice resulting from high natural gas prices, TNP anticipates that it may not comply with one financial covenant for the period ended March 31, 2003. If TNP is not in compliance, it expects to obtain a waiver or modification of that financial covenant. The waiver or modification would allow TNP to comply with the modified covenant for the period ended March 31, 2003.

For the years ended December 31, 2002, 2001 and 2000, the average interest rate on the Senior Credit Facility was approximately 4.5 percent, 7.0 percent and 9.5 percent, respectively.

Interest Rate Swaps

In October 2002, TNP and TNMP entered into separate interest rate swap transactions designed to manage interest rate risk associated with the Senior Credit Facility and the TNMP/First Choice Credit Facility, respectively. TNP executed a $70 million swap transaction that will terminate in October 2004. Under the terms of the swap, TNP pays a fixed rate of approximately 2.5 percent and receives variable rates that are currently set at approximately 1.4 percent. TNMP executed two transactions, each with a notional amount of $75 million. Both transactions terminate in October 2004. Under the terms of the swaps, TNMP pays fixed rates of 2.4 percent and 2.5 percent and receives variable rates that currently are approximately 1.4 percent.

Maturities

As of December 31, 2002, scheduled maturities of long-term debt for the five years following 2002 are as follows:

Year	TNMP/ First Choice Credit Facility	Senior Credit Facility	Total
	(In thousands)
2003	$171,000	$1,600	$172,600
2004	—	1,600	1,600
2005	—	68,100	68,100
2006	—	—	—
2007	—	—	—

The $171.0 million balance shown maturing in 2003 under the TNMP/First Choice Credit Facility is outstanding at TNMP. In addition to the cash maturities shown above, First Choice had $36.5 million of letters of credit outstanding under the TNMP/First Choice Credit Facility as of December 31, 2002. Those letters of credit expire during 2003.

Note 9. Capital Stock and Dividends

TNMP

The TNMP/First Choice Credit Facility restricts the payment of cash dividends by TNMP. TNMP may not declare or pay dividends if doing so would cause cumulative dividends declared or paid in the preceding twenty-four month period to exceed cumulative net income available for common stock in the same period. As of December 31, 2002, $47.0 million of unrestricted retained earnings were available for dividends.

TNP

Senior Redeemable Preferred Stock (Preferred Stock). Through April 1, 2005, dividends on Preferred Stock will be paid by issuing additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of the dividends to be paid. After April 1, 2005, TNP has the option to pay dividends in cash or by issuing additional shares of Preferred Stock as previously described. For the years ended December 31, 2002, 2001 and 2000, TNP issued 18,164, 15,788 and 5,075 shares of Preferred Stock, respectively, in payment of dividends on the Preferred Stock.

Before April 1, 2003, TNP can redeem all, but not less than all, of the Preferred Stock at a specified price, plus accumulated dividends, out of the net proceeds of a TNP common equity offering. Before April 1, 2005, TNP can redeem all, but not less than all, of the Preferred Stock at a specified price, plus accumulated dividends, in the event of a change in control. After April 1, 2005, TNP may redeem any amount of the Preferred Stock at specified prices, plus accumulated dividends. All of the Preferred Stock must be redeemed by April 1, 2011.

Note 10. Segment and Related Information

TNP has two reportable segments that reflect the separation of TNMP’s business according to the provisions of Senate Bill 7. The first segment includes TNMP’s regulated transmission and distribution business in Texas and its New Mexico operations, and the second includes the unregulated activities of First Choice relating to the sale of electricity to retail customers in Texas. Prior to January 1, 2002, TNP and TNMP had one reportable segment, which was the integrated utility operation of TNMP.

The following tables present information about revenues, profits, and assets of TNP’s reportable segments (in thousands). Amounts below in “All Other and Eliminations” include amounts reclassified to Assets Held for Sale, as discussed in Note 5.

Twelve Months Ended December 31, 2002
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$142,443	$505,256	$39,672	$687,371
Intercompany revenue	107,658	—	(107,658)	—
Purchased power and fuel	(65,193)	(247,963)	(21,352)	(334,508)
Other direct costs	(19,691)	(174,396)	105,987	(88,100)
Depreciation expense	(27,567)	(238)	(6)	(27,811)
Other operating expenses	(66,448)	(39,562)	(17,821)	(123,831)

Operating income	71,202	43,097	(1,178)	113,121
Other income and deductions, net	4,966	322	(7,345)	(2,057)
Interest charges	(20,872)	(1,028)	(37,824)	(59,724)

Income before taxes	55,296	42,391	(46,347)	51,340
Income taxes	(19,166)	(16,351)	16,412	(19,105)

Net income	$36,130	$26,040	$(29,935)	$32,235

Cash Flow Data

Cash received from customers	$208,517	$426,880	$(52,012)	$583,385
Purchased power and fuel costs paid	(86,125)	(225,119)	(24,806)	(336,050)
Cash paid for payroll and to other suppliers	(46,848)	(26,975)	(13,801)	(87,624)
Transmission and distribution charges	—	(135,197)	90,138	(45,059)
Interest and other taxes paid	(41,939)	(3,803)	(45,920)	(91,662)
Intercompany dividends, tax sharing, and other	90,248	(19,195)	(73,964)	(2,911)

Net cash provided by (used in) operations	123,853	16,591	(120,365)	20,079

Sale of TNP One	—	—	117,545	117,545
Other investing activities, primarily additions to utility plant	(38,823)	(442)	(518)	(39,783)

Net cash provided by (used in) investing activities	(38,823)	(442)	117,027	77,762

Borrowings from (repayments of) credit facilities	35,800	(6,000)	(32,800)	(3,000)
Intercompany dividends	(102,300)	(15,000)	117,300	—
Intercompany financing upon separation under the provisions of Senate Bill 7	(32,963)	23,000	9,963	—
Intercompany borrowing (lending)	14,557	(14,657)	100	—
Repayment of TNP term loan	—	—	(85,900)	(85,900)
Other	(5,478)	(266)	(652)	(6,396)

Net cash provided by (used in) financing activities	$(90,384)	$(12,923)	$8,011	$(95,296)

Balance Sheet Data

Total assets at December 31, 2002	$862,160	$101,111	$275,654	$1,238,925

Total assets at December 31, 2002 for First Choice include accounts receivable of $77.6 million and intercompany notes receivable of $14.6 million. As of December 31, 2002, TNP has assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice. The assignment reflects the results of TNP’s transition goodwill impairment test in accordance with SFAS 142, adjusted for additional factors that existed at the time of the transition test, but were not included at the time the transition impairment test was performed. Inclusion of the additional factors resulted in $23.3 million of additional goodwill being allocated to First Choice. Such revision had no effect on the results of the transition goodwill impairment test.

Note 11. Commitments and Contingencies

Energy Supply.

Texas. First Choice purchases all of the power needed to supply the electricity requirements of its customers. First Choice makes those purchases from a variety of suppliers under contracts that expire at various times through 2004.

In January 2002, TNMP’s power contracts for Texas operations were assigned to First Choice, and Constellation began managing those contracts on behalf of First Choice. Constellation is the primary supplier of power for First Choice’s price-to-beat customers. As First Choice gains competitive customers, it procures power for those competitive customers from a number of suppliers.

Strategy for mitigating fluctuation in costs of energy supply. First Choice has adopted a risk management policy that establishes minimal amounts of risk that First Choice may assume. First Choice’s basic strategy is to minimize its exposure to fluctuations in energy prices by matching fixed price sales contracts with fixed price supply or by purchasing options to limit exposure to upward movements in prices in its energy supply. In addition, for price-to-beat customers, First Choice may, at its option, request that the PUCT change the price-to-beat fuel factor twice a year to recognize increases or decreases in gas prices.

Price-to-Beat Customers. Customers subject to the price-to-beat rates accounted for 55 percent of First Choice energy sales in 2002. First Choice anticipates that purchases to supply price-to-beat customers will account for a smaller share of its total purchases in 2003, because it expects sales to competitive customers to grow faster than sales to price-to-beat customers. First Choice purchases supply for price-to-beat customers primarily from Constellation at prices that vary with monthly natural gas prices, although it has the ability to purchase supply at fixed prices under its contract with Constellation. Currently, First Choice has purchased supply for the 2003 estimated load of price-to-beat customers at prices that will vary with natural gas prices. To manage the risk inherent in this strategy, First Choice may, at its option, request that the PUCT change the price-to-beat fuel factor twice a year to recognize increases or decreases in gas prices. First Choice is not required to reduce the price-to-beat fuel factor to recognize decreases in natural gas prices, but could reduce the factor in response to competitive forces.

The price-to-beat fuel factor plus a fixed component of price-to-beat rates of approximately $19 per megawatt hour (MWh) comprise the total price-to-beat fuel recovery rate. First Choice implemented one change in the price-to-beat fuel factor in August 2002, and requested a second change in the factor in December 2002, which became effective on February 4, 2003 and increased the price-to-beat fuel rate to approximately $50 per MWh. First Choice requested another change in the factor in February 2003, subsequent to the effective date of its December 2002 request. The PUCT approved First Choice’s request on March 21, 2003. As a result, the total price-to-beat fuel rate increased to approximately $55 per MWh.

On March 14, 2003, First Choice requested another change in the price-to-beat fuel factor. The request is First Choice’s second in 2003, the maximum number allowed for the year. First Choice expects the requested price-to-beat fuel factor to become effective in April 2003. If the PUCT approves First Choice’s request as filed, the total price-to-beat fuel rate would increase to $60 per MWh.

Changes in the price-to-beat fuel factor are applied prospectively. Accordingly, First Choice is exposed to increases in natural gas prices during the period between the date it requests a change in the price-to-beat fuel factor and the date upon which the requested change goes into effect. That period of time typically ranges from thirty to forty-five days. Since First Choice has requested both of its allowed changes in the price-to-beat fuel factor for 2003, it is also exposed to changes in gas prices above the price inherent in the March 14 price-to-beat fuel factor request. This exposure to gas price risk was to be addressed by a new hedging strategy developed in 2002, which is explained below.

Competitive Customers. Competitively acquired customers accounted for 45 percent of First Choice energy sales in 2002. As noted above, First Choice expects sales to competitive customers to grow faster than sales to price-to-beat customers. Accordingly, First Choice anticipates that purchases to supply competitively acquired customers will account for a larger share of total energy purchases in 2003.

First Choice has firm commitments to supply approximately 4.0 million MWh of energy to competitive customers during 2003. First Choice has purchased approximately 0.7 million MWh of the energy necessary to supply its 2003 firm commitments at a fixed price. In an effort to limit credit exposure, First Choice has purchased the remaining 3.3 million MWh of the energy to meet its firm commitments from suppliers at prices that vary with natural gas prices. This approach minimizes collateral postings and would result in lower purchased power expense for First Choice if gas prices fall, but creates exposure to the risk of increasing natural gas prices. This exposure was to be addressed by a new hedging strategy developed in 2002, which is explained below.

The following table presents First Choice’s firm commitments to competitive customers during 2003 and the energy purchases made to supply that load.

MWh (in millions)
Firm commitments to supply competitive customers during 2003	4.0
Less: Commitments supplied with energy purchases made at market prices from January 2003 to March 2003	0.6

Remaining firm commitments in 2003	3.4
Less: Natural gas call options purchased to cover energy purchases that vary with natural gas prices (represents projected sales from April 2003 to December 2003)	2.7
Less: Firm commitments supplied with energy purchased at fixed prices	0.7

Unhedged firm commitments in 2003	—

Hedging Strategy to Manage Natural Gas Price Risk. Early in 2002, First Choice purchased supplies at fixed prices for the entire term of a customer’s contract at the time the customer signed a contract. During 2002, First Choice recognized that purchasing fixed price supply during periods of high gas prices subjected it to additional credit requirements. Should gas prices fall below the levels of the fixed price purchase commitments, First Choice would be required to post collateral to its suppliers. First Choice’s ability to post collateral is limited by factors discussed in the “Liquidity and Capital Resources” section of Item 7 and Note 8. To address this issue, First Choice developed a strategy based on the purchase of call options to mitigate the risk of increasing gas prices, which was adopted in November 2002. In early November 2002, First Choice began purchasing call options to cover contracted fixed price energy sales to customers where the price of the firm commitments from suppliers fluctuates with natural gas prices.

Self-Dealing by an Employee and its Effects. Shortly after the initial option purchase, First Choice discovered that the initial option purchase was made from an organization created by a now former First Choice employee who had the responsibility to negotiate and contract with energy counterparties. The undisclosed self-dealing by the employee was discovered immediately and action was taken to freeze the funds transferred to the employee-controlled organization. Reassessment of internal controls, as well as the negotiation with acceptable counterparties, further delayed the implementation of First Choice’s hedging strategy until January 2003. At the Company’s request, federal authorities are currently investigating the self-dealing transactions. During this time gas prices increased significantly due to, among other factors, unusually cold weather in certain regions, a corresponding decrease in gas storage levels and general disruption in world and United States energy markets related to the threat of war in the Middle East and reduced supply from Venezuela.

Implementation of Gas Price Hedging Strategy. By mid-March 2003, First Choice had secured call options for natural gas needed to cover 2.7 million MWh of projected sales for the period from April 2003 to December 2003. First Choice paid $11.0 million to purchase the call options. The remaining 0.6 million MWh of firm commitments represent load for the period January 2003 to March 2003. The natural gas needed to supply that load was purchased at market prices.

First Choice has firm commitments to supply approximately 0.7 million and 0.1 million MWh of energy to competitive customers during 2004 and 2005, respectively. Supplier commitments to serve the majority of this load have not been secured. First Choice expects to purchase natural gas call options to hedge the risk of increasing gas prices associated with these firm commitments during the second quarter of 2003.

To address the price risk associated with supplying the price-to-beat customers, First Choice has also purchased natural gas call options covering approximately 3.1 million MWh, which represents substantially all of First Choice’s estimated price-to-beat load for the period from April 2003 through February 2004. First Choice paid $7.4 million to purchase the options. The purchase of the options effectively limits the price of the energy needed to supply First Choice’s price-to-beat load to slightly lower than the price inherent in its March 14 price-to-beat fuel factor request.

60

New Mexico. TNMP’s power requirements in New Mexico are supplied by PNM under a long-term wholesale power contract that expires in December 2006. In addition to providing power supply, PNM acts as TNMP’s agent to procure, schedule and dispatch wholesale power on TNMP’s behalf throughout the term of the contract.

Take or Pay Obligations. At December 31, 2002, TNMP and First Choice had various outstanding commitments for take or pay provisions in its energy supply agreements. Detailed below are the fixed and determinable portion of the obligations (amounts in millions):

	2003	2004	2005	2006	2007
Purchased power agreements	$288.3	$154.8	$13.4	$13.7	$—

Legal Actions

Transmission Cost of Service. In June 2001 the Supreme Court of Texas overturned the methodology adopted by the PUCT to determine how much companies pay and charge for transmission services for the period January 1, 1997, through August 31, 1999. The PUCT had ordered a uniform methodology for the entire state and the Supreme Court stated that the costs needed to be determined on an individual company basis. There are currently two court cases and a regulatory proceeding pending that attempt to address the issues. TNMP is a defendant in both of the court cases, and has intervened in the regulatory proceeding. TNMP benefited from the PUCT’s original methodology. During 2002, parties to the proceedings attempted to negotiate a settlement of the contested issues, but an agreement has not yet been reached. TNMP cannot predict if the settlement discussions will ultimately result in a resolution of the contested issues, or how any such resolution will affect the financial condition, results of operations, or cash flows of TNMP.

Liquidation of Insurance Carrier

In October 2001, the Pennsylvania Insurance Department announced that it would liquidate Reliance Insurance Company (Reliance), TNMP’s primary general liability insurance carrier from 1997 through 1999. TNMP estimates that it has claims with Reliance ranging from $0 to $0.5 million. Management does not believe that the liquidation of Reliance will have a material adverse effect on its consolidated financial condition or results of operations.

Other

TNP and TNMP are involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the ultimate dispositions of these matters will not have a material adverse effect on TNMP’s and TNP’s consolidated financial condition or results of operations. However, if all of the various claimants were to prevail, TNP and TNMP could be exposed to liabilities of up to $3.9 million.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

Selected Quarterly Consolidated Financial Data

The following selected quarterly consolidated financial data for TNP is unaudited, and, in the opinion of TNP’s management, is a fair summary of the results of operations for such periods:

	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2002
Operating revenues	$120,664	$173,376	$229,161	$164,170
Operating income	22,722	29,291	52,741	8,367
Income (loss) before the cumulative effect of change in accounting	5,170	9,215	23,331	(5,481)
Net income (loss)	5,170	9,215	23,331	(5,481)

	March 31	June 30	Sept. 30	Dec. 31
	(In thousands)
2001
Operating revenues	$168,354	$161,335	$186,309	$142,916
Operating income	13,677	18,417	37,879	13,405
Income (loss) before the cumulative effect of change in accounting	(3,141)	114	12,494	693
Net income (loss)	(4,311)	114	12,494	693

Generally, the variations between quarters reflect the seasonal fluctuations of the businesses of TNMP and First Choice.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

William J. Catacosinos, 72, joined TNP upon the closing of the merger as Chairman, President and Chief Executive Officer. He also serves on TNMP’s board of directors. Since 1998, Dr. Catacosinos has served as Managing Partner of Laurel Hill. Dr. Catacosinos served as Chairman and Chief Executive Officer of LILCO from 1984 to 1998.

Jack V. Chambers, 53, has served as Chairman, President and Chief Executive Officer of TNMP since April 2001. Mr. Chambers was Senior Vice President and Chief Operations Officer of TNMP from October 2000 to April 2001. He was Senior Vice President and Chief Customer Officer of TNMP from 1994 until October 2000, and was a Senior Vice President of TNP from April 1996 until April 2000.

James T. Flynn, 69, became a director of TNMP at the closing of the merger and of TNP in November 2000. Mr. Flynn, prior to his retirement, was President and Chief Operating Officer of LILCO from 1996 to 1998.

Preston M. Geren III, 51, became a director of both TNP and TNMP at the closing of the merger. Mr. Geren currently serves as Special Assistant to the Secretary of Defense. Mr. Geren is also an attorney and manages personal business interests in real estate, oil and gas, and securities. Mr. Geren currently serves on the board of directors of Cullen Frost Bankers (NYSE) and Anadarko Petroleum Corp. (NYSE). He was a member of the United States Congress representing the Twelfth Congressional District of Texas from 1989 until 1997.

Kenneth S. Grossman, 46, became a director of TNP on May 8, 2002. Mr. Grossman has been in the investment management business for more than five years. He has served as Managing Director of Alpine Associates, an investment management firm since October 1999. He was Executive Vice President of Imperial Capital, an investment management firm, from April 1999 to September 1999, and a principal of his own investment management firm from January 1998 until March 1999. Mr. Grossman is a director of Evercom, Inc., a provider of jail and prison inmate phone systems and technology based in Irving, Texas.

David H. Kehler, 54, became a director of TNP on May 8, 2002. Mr. Kehler has been an independent consultant since February 2000. From February 1994 until January 2000, he was Associate Deputy State Treasurer of the State of New Jersey.

Leeam Lowin, 57, became a director of both TNP and TNMP at the closing of the merger. For the past 36 years, Mr. Lowin has been an investment manager for private accounts. From 1984 to 1998, Mr. Lowin served as a consultant to LILCO. From 1992 to 1996, he was a member of the board of directors of AEL Industries and managed the sale of that company to Tracor.

James W. O’Brien, 56, became a director of TNP on May 8, 2002. Mr. O’Brien has been president of Bare Cove Financial, a consulting firm, since 1998. From 1986 until 1998, Mr. O’Brien was Vice President and Principal of Beacon Hill Financial, an investment banking firm. Mr. O’Brien also is a director of Cyterra Corp., a privately held security company.

Committees and Meetings

TNP’s and TNMP’s Boards of Directors maintain the following two standing committees.

•	Audit Committee. This committee oversees the financial reporting process; reviews the annual and quarterly financial statements; approves the appointment and fees of the independent accountants and evaluates their performance; reviews the internal audit function; meets with the independent accountants and with appropriate financial personnel and internal auditors regarding corporate financial reporting, accounting procedures and controls, and the scope of internal and independent audits; and evaluates officers’ compliance with ethics policies, national and state laws and regulations related to securities, criminal conduct and the environment. The members of the Audit Committees are Messrs. Flynn, Geren and Lowin. Mr. Geren is the Chair of both committees.

•	Compensation Committee. This committee reviews the performance of the Company’s officers and establishes the appropriate level of base compensation ranges and specific base salaries within such ranges for the officers who report to the Chief Executive Officer; recommends actions with respect to adoption, amendment, administration or termination of compensation, welfare, benefit, pension and other plans related to compensation of employees; reviews the terms and conditions of all employee benefit plans; establishes performance goals for all incentive compensation plans; oversees the management organization; and makes recommendations to the full board with respect to directors’ compensation. Messrs. Flynn, Geren and Lowin are members of the Compensation Committee of TNP and Messrs. Catacosinos, Flynn, Geren and Lowin comprise the Compensation Committee of TNMP. Mr. Flynn chairs both committees.

During 2002, TNP’s board of directors and TNMP’s board of directors each held five meetings. The Audit Committee held four meetings and the TNMP Compensation Committee held five meetings, while the TNP Compensation Committee held two meetings. All directors attended at least 75 percent of the meetings of the Board of Directors and committees on which they served during 2002.

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

Compensation Committee Interlocks and Insider Participation

No Compensation Committee member is a director of or serves on the compensation committee of an entity that has an executive officer serving on TNP’s Board of Directors or Compensation Committee.

Executive Officers

The information set forth under “Employees and Executives” in Part 1 is incorporated here by reference.

Item 11. EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid to the Chief Executive Officers of TNP and TNMP and the other most highly compensated executive officers of TNP and TNMP (the “Named Executive Officers”) for services rendered in all capacities to TNP, TNMP and their affiliated companies during 2000, 2001 and 2002.

SUMMARY COMPENSATION TABLE

		Annual Compensation		Long Term Compensation
Name & Principal Position(1)	Year	Salary	Bonus(2)	Payouts		All Other Compensation(3)
William J. Catacosinos, Chairman, President and Chief Executive Officer of TNP	2002 2001 2000	$1,519,231 1,419,231 960,577	$386,638 407,860 323,596		— — —	$51,687 46,024 19,730

Jack V. Chambers, Chairman, President and Chief Executive Officer of TNMP	2002 2001 2000	$380,000 342,627 252,181	$371,831 383,719 61,971	$	— — 237,059	$10,577 10,997 9,949

Manjit S. Cheema, President, First Choice(4) and Treasurer of TNP	2002 2001 2000	$264,000 241,272 221,485	$307,167 315,940 54,428	$	— — 213,573	$11,058 11,660 10,556

W. Douglas Hobbs, Senior Vice President—Chief Operations Officer of TNMP	2002 2001 2000	$184,752 173,093 168,839	$174,679 165,809 42,807	$	— 127,289	$12,532 11,237 10,093

Larry W. Dillon, Vice President-Power Resources, TNMP	2002 2001 2000	$172,212 172,212 167,979	$157,789 166,631 41,279	$	— 127,289	$9,919 10,546 9,438

Michael D. Blanchard, Vice President and General Counsel, TNMP	2002 2001 2000	$168,898 168,898 164,747	$161,102 169,774 40,485	$	— — 126,964	$9,697 10,437 8,978

Melissa D. Davis, Vice President— Human Resources, TNMP	2002 2001 2000	$168,898 168,898 164,747	$161,102 169,774 40,485	$	— — 127,289	$9,725 10,190 8,759

Patrick L. Bridges, Vice President & Treasurer, TNMP	2002 2001 2000	$168,898 168,898 164,747	$161,102 169,774 40,485	$	— — 114,483	$9,902 9,642 8,192

Theodore A. Babcock, Chief Financial Officer, TNP	2002 2001 2000	$241,228 235,043 163,654	$60,571 72,929 46,310		— — —	$10,431 10,445 8,913

Kathleen M. Marion, Corporate Secretary, TNP	2002 2001 2000	$104,882 102,193 71,154	$26,335 31,708 20,135		— — —	$5,810 6,103 —

(1)	The Named Executive Officers of TNP are Dr. Catacosinos, Mr. Babcock and Ms. Marion. Messrs. Chambers, Hobbs, Dillon, Blanchard, Bridges and Ms. Davis are the Named Executive Officers of TNMP. Mr. Cheema is President of First Choice Power, and resigned as a TNMP officer as of August 5, 2002. Dr. Catacosinos, Mr. Babcock and Ms. Marion joined TNP on April 7, 2000, the date of the Merger. Prior to the Merger, the Named Executive Officers of TNMP were also executive officers of TNP.

(2)	The 2002 amounts shown in this column are the bonuses relating to 2002 and paid in 2003. The bonuses of each Named Executive Officer of both companies consist of cash awards under the incentive bonus provisions of their respective employment agreements.

(3)	The 2002 amounts in this column and the table below consist of the following items earned or paid in 2002: (a) company contributions to TNP’s and TNMP’s 401(k) plan, including incentive matching contributions for 2002 paid in 2003; and (b) premiums for group life insurance paid by the Company (none of the Named Executive Officers has any cash value rights related to such insurance).

	401(k) Plan	Life Insurance Premiums
Dr. Catacosinos	$9,663	$42,024
Mr. Chambers	9,663	914
Mr. Cheema	8,772	2,286
Mr. Hobbs	11,000	1,532
Mr. Dillon	9,078	841
Mr. Blanchard	8,902	795
Ms. Davis	8,902	823
Mr. Bridges	8,902	—
Mr. Babcock	9,663	768
Ms. Marion	5,529	281

(4)	Mr. Cheema was named as president of First Choice on April 18, 2001. He resigned as an officer of TNMP as of August 5, 2002. His compensation for 2002 includes the following amounts from First Choice: $101,538 received as salary during 2002 and incentive compensation of $66,000 earned in 2002 and payable in 2003. In addition, during the period Mr. Cheema was an officer of TNMP, TNMP allocated to First Choice the portion of the expense associated with Mr. Cheema’s TNMP compensation based on the actual time Mr. Cheema devoted to First Choice matters.

Pension Plan

The pension plan is a noncontributory defined benefit plan. Effective October 1, 1997, TNMP amended its pension plan to change it to a cash balance retirement plan. As amended, the pension plan provides benefits based on an account balance rather than a formula-based benefit. Employees who, as of October 1, 1997, were at least 55 years of age, or were at least 50 years of age and had at least 10 years of service, can be “grandfathered” in the prior pension plan, and will receive benefits under the plan that provides the greater retirement payments.

The amended pension plan bases its benefits on an employee’s account balance when he or she retires or leaves the company. An employee’s initial account balance was based on his or her accrued pension benefits under the pre-amendment plan. The account balance will grow as TNMP adds benefit credits consisting of a percentage of compensation and interest credits based on one-year Treasury constant maturities rates. All employees are eligible to participate in the pension plan. All Named Executive Officers participate in the pension plan, as amended.

The following table sets forth information concerning annual benefits payable upon normal retirement at age 65 to TNP and TNMP employees under the pre-amendment pension plan, and reflects the “grandfathered” benefit formula for individuals retiring in 2002 with the years of service indicated.

PENSION PLAN TABLE

	Years of Service
Remuneration (1)	15	20	25	30	35	40
$125,000	$29,328	$39,104	$48,880	$58,656	$68,432	$76,557
150,000	35,703	47,604	59,505	71,406	83,307	93,057
175,000	42,078	56,104	70,130	84,156	98,182	109,557
200,000	48,453	64,604	80,755	96,906	113,057	126,057
250,000	61,203	81,604	102,005	122,406	142 807	159,057
300,000	73,953	98,604	123,255	147,906	172,557	192,057
350,000	86,703	115,604	144,505	173,406	202,307	225,057
400,000	99,453	132,604	165,755	198,906	232,057	258,057
450,000	112,203	149,604	187,005	224,406	261 807	291,057
500,000	124,953	166,604	208,255	249,906	291,557	324,057

(1)	Benefits shown do not take into account limits under §415 of the Internal Revenue Code of 1986, as amended (the “Tax Code”) or the $200,000 salary cap in effect through December 31, 2002, resulting from Tax Code §401(a)(17) limits. Consequently, a portion of the benefits would be paid from the Excess Benefit Plan (as defined below).

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

TNMP made no contribution to the pension plan for 2002.

Pension plan benefits are not subject to reduction for Social Security benefits, but are subject to reduction for retirement prior to age 62.

Highly compensated employees whose pensions are subject to being reduced to an amount below what the pension plan otherwise would provide as a result of compliance with Tax Code §§415 and 401(a)(17), and whom the Board of Directors designate as eligible, may also participate in TNMP’s “Excess Benefit Plan.” The Boards of TNMP and TNP have designated 20 TNMP employees and two TNP employees as eligible to participate in the Excess Benefit Plan, including the Named Executive Officers and three retired employees now receiving excess benefit payments. Amounts paid as long-term incentive compensation pursuant to the TNP Equity Incentive Plan or other plans will be included in the remuneration base for pension and Excess Benefit Plan purposes.

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

The agreement provides that Dr. Catacosinos was to receive an annual base salary of not less than $1,350,000 during the first year of the agreement term, not less than $1,450,000 during the second year, and shall receive not less than $1,550,000 per year thereafter. He is entitled to participate in all incentive, pension, retirement, savings, 401(k) and other employee pension benefit plans and programs that TNP and/or TNMP maintains from time to time for the benefit of its senior management executives. He is also entitled to participate in all of TNP’s and TNMP’s other compensation and employee benefit plans or programs and to receive officer perquisites.

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

Mr. Babcock and Ms. Marion. TNP entered into employment agreements with Mr. Babcock and Ms. Marion as of March 15, 2001. Each agreement has a three-year term, beginning on March 15, 2001 and specifies the position and duties of the executive and the compensation and benefits provided to the executive during the agreement term. Each agreement specifies that the executive will receive a minimum level of compensation during each year of the agreement’s term and participate in all company benefit plans. The minimum compensation for Mr. Babcock is $230,000 and for Ms. Marion is $100,000. This compensation will consist of:

•	An annual base salary. The base salary for Mr. Babcock is $230,000 and for Ms. Marion is $100,000. The salary may be adjusted annually in an amount equal to annual merit increases for TNMP employees.

•	An annual incentive bonus ranging from 0 percent to 37.5 percent of the executive’s base salary based on the executive’s attainment of certain pre-established financial and operational goals, and subject to employment through the end of the relevant calendar year. The target annual incentive bonus will be equal to 25 percent of base salary in each case.

Each agreement provides that if the company terminates the executive for any reason other than Cause or if the executive resigns for Good Reason (as each agreement defines such terms), he or she will be entitled to the greater of either (a) a continuation of the executive’s then-current annual salary for a period of 18 months, and any annual incentive bonus that becomes payable during the 18 month period, pro-rated for any partial year, or (b) a lump sum payment equal to the then current annual salary divided by twelve and multiplied by the total number of months between the date of termination and the termination date of the agreement, plus an amount equal to the incentive compensation for the year in which the termination occurs, pro rated for the number of months employed during that year. In addition, each executive would be vested in the pension benefit and entitled to credit on his or her pension plan accruals based on his or her annual salary immediately prior to termination applied to the months between such termination and March 14, 2004.

If there is a change of control, and the executive is terminated without Cause or terminates his or her employment for Good Reason, the executive will be entitled to a lump sum payment equal to three times the executive’s then current annual salary and medical insurance for three years at a cost to the executive equal to that paid by TNMP employees. The lump sum payment in the event of a change of control would be grossed up by the amount of any excise tax liability under the Tax Code and any federal, state or income tax liability attributable to the gross up on these lump sum payments.

Messrs. Chambers, Cheema, Dillon, Hobbs, Blanchard and Bridges and Ms. Davis. TNMP entered into three-year employment agreements with Messrs. Cheema, Dillon, Hobbs, Blanchard and Bridges and Ms. Davis as of April 7, 2000, the effective date of the Merger. TNMP entered into a new two-year employment agreement with Mr. Chambers as of April 8, 2001, and amended its agreement with Mr. Hobbs as of August 5, 2002. First Choice assumed TNMP’s obligations under Mr. Cheema’s agreement, except for certain retirement benefits, and amended certain of its provisions as of August 5, 2002. Each specifies the position and duties of, and compensation and benefits provided to the executive during the agreement term.

Each employment agreement, as amended, provides that the named executive will receive a minimum level of compensation during each year of the agreement’s term. The minimum compensation for (i) Mr. Chambers is $751,831; (ii) Mr. Cheema is $561,934; (iii) Mr. Hobbs is $351,330 and (iii) Messrs. Dillon, Blanchard, Bridges and Ms. Davis is $330,000. This compensation will consist of:

•	An annual base salary and an annual bonus payable in a lump sum on each of the first, second and third anniversaries of the new agreement, provided the executive is still employed by TNMP or, in the case of Mr. Cheema, by First Choice. The base salary and annual bonus, respectively, for (i) Mr. Chambers are $380,000 and $276,831; (ii) Mr. Cheema are $264,000 and $241,167; (iii) Mr. Hobbs are $205,000 and $113,634; (iv) Mr. Dillon are $172,212 and $114,736; (v) Messrs. Blanchard and Bridges and Ms. Davis are $168,898 and $118,877.

•	An annual incentive bonus ranging from 0 percent to 37.5 percent of the executive’s base salary based on his or her attainment of certain pre-established financial and operational goals, and subject to employment through the end of the relevant calendar year. The target annual incentive bonus will be equal to 25 percent of base salary in each case; and

•	An additional bonus equal to the shortfall from the minimum level of compensation including base salary, annual bonus and annual incentive bonus, provided the executive is still employed by TNMP on the anniversary date of his or her employment agreement.

Each employment agreement also provides that if the company terminates the executive for any reason other than Cause or if the executive resigns for Good Reason (each term is defined in each of employment agreements), the executive will be entitled to receive:

•	an amount equal to the product of (i) his or her average annual base salary received under the executive’s employment agreement prior to the date of his or her termination, and (ii) a fraction having a numerator equal to the number of months (or portion thereof) remaining from the date of such termination of employment until the third anniversary of the date of the employment agreement, and a denominator equal to 12, and

•	an amount equal to the product of (x) the amount of his or her annual bonus, and (y) a fraction having a numerator equal to the number of months (or portion thereof) he or she was employed by the company in the year of the executive’s termination of employment, and a denominator equal to 12.

•	an amount equal to the sum of any excise taxes that the executive would incur as a result of the payment of these amounts, and any additional federal, state or local income tax liability and excise tax liability attributable to the payments described in this sentence.

Mr. Chambers has also entered into an additional one-year employment agreement with TNMP that will be effective on April 8, 2003, which provides that Mr. Chambers will receive a base salary of not less than $380,000 and an annual incentive bonus that will be based on the attainment of financial and operational goals of the Company to be established.

Each of Mr. Chambers’ agreements also provides that if Mr. Chambers’ employment is terminated for any reason, he (or his estate, in the event of his death) shall be entitled to receive a special lump sum retirement benefit equal to $848,677. Mr. Cheema’s agreement contains a like provision under which he would be entitled to receive a special lump sum retirement benefit equal to $700,000.

If any executive’s employment is terminated for Cause, all rights under his or her employment agreement (other than the special retirement benefits for Messrs. Chambers and Cheema described above) shall cease and the executive shall not be entitled to any additional compensation or payments under his or her employment agreement.

Joint Report on Executive Compensation of TNP and TNMP Compensation Committees

The TNP and TNMP Compensation Committees oversee all executive compensation matters of TNP and TNMP. Messrs. Flynn, Lowin and Geren are members of both Committees.

Dr. Catacosinos, TNP’s Chairman and CEO, is a member of the TNMP Compensation Committee only. He is not an officer or employee of TNMP. Dr. Catacosinos has executed this report only as it relates to TNMP compensation matters.

Employment Agreements. The Named Executive Officers of TNP, TNMP and their respective subsidiaries are compensated in accordance with their respective employment agreements.

The employment agreements for the TNMP Named Executive Officers and Dr. Catacosinos were in place when the Committees were formed in 2000. Each TNMP employment agreement provides that the officer will continue to perform duties consistent with his or her then–current duties at a minimum level of compensation over the three-year period following the Merger, which expires on April 7, 2003.

The TNP Committee approved employment agreements for the remaining TNP and subsidiary Named Executive Officers during 2001. The purpose of the additional employment agreements was to provide TNP’s officers with compensation and incentive packages based upon and comparable to the compensation and incentive packages provided to TNMP’s officers.

The terms of these employment agreements are described in more detail in this Annual Report at “Executive Compensation-Employment Contracts and Termination, Severance and Change of Control Arrangements.”

Incentive Compensation. A portion of each Named Executive Officer’s compensation under his or her employment agreement consists of an annual incentive bonus. This bonus may range from 0 percent to 37.5 percent of the officer’s base salary, and is based on the attainment of certain pre-established financial and operational goals. It is also subject to the officer’s employment with TNP, TNMP or their respective subsidiaries through the end of the relevant year.

TNP and TNMP paid the incentive bonuses for the 2002 performance period in February 2003. The performance measures used were the same measures used in the TNP and TNMP Management Short-Term and Broad-Based Incentive Compensation Plans. The performance measures for the Named Executive Officers other than Mr. Hobbs also included measures used by First Choice in its Management Short-Term and Broad-Based Incentive Compensation Plans. The financial measures include (i) cash flow financial measures for TNMP and First Choice (ii) TNMP operational performance measures of customer satisfaction, system reliability and safety, and (iii) First Choice operational performance measures of customer satisfaction, customer retention, and call center responsiveness, and (iv) measures of performance applicable to different departments of each company. The overall attainment of the performance measures resulted in a composite payout of 128.3 percent of target for TNMP’s transmission and distribution employees, including Mr. Hobbs, or approximately 33.0 percent of their annual base salary; 88.2 percent of target for persons in TNMP’s shared services organization, including Messrs. Blanchard, Bridges and Ms. Davis, or approximately 25.0 percent of their annual base salary; and 99.8 percent of target for Mr. Babcock and Ms. Marion, TNP’s chief financial officer and corporate secretary, or approximately 25.1 percent of their annual base salaries.

The performance measures at TNMP were generally at or above target. Most First Choice performance measures that exceeded the minimum required for a payout with respect to that measure were at or above target. Other measures did not achieve the minimum and no amounts were paid with respect to those measures. The First Choice financial performance measure, First Choice cash flow, required that First Choice’s cash flow exceed a specified amount. The attainment of this financial goal was a prerequisite to any payout with respect to any First Choice goal. First Choice’s original cash flow was below the minimum level originally specified. The original goal had assumed that First Choice would put in place a receivables securitization program to replace TNMP’s factoring arrangement that was terminated early in 2002. Because no such program was implemented during 2002, primarily for reasons beyond the control of First Choice, the Committees approved an adjustment to this goal to permit a payout related to that and other First Choice goals. The Committees also approved an adjustment to First Choice’s operational goal related to call center responsiveness to permit a minimum payout with respect to that goal. The volume of calls to First Choice’s offices and call center were much higher than was anticipated at the time that the goal was set.

In 2002, a portion of TNP and TNMP’s matching contribution to the TNMP 401(k) retirement plan for employees was also based on the same financial performance measure used in the TNP and TNMP Management Short-Term and Broad-Based Incentive Compensation Plans. The financial performance measure was above its target goal. The Company made an incentive matching contribution to the 401(k) accounts of eligible participants, including executive officers, equal to approximately 50 percent of the amount TNMP matched for each participating TNMP transmission and distribution employee, including Mr. Hobbs, and 39 percent of the total amount that TNP and TNMP matched for all other employees, including the other Named Executive Officers, during 2002.

Compensation of TNP Chairman and Chief Executive Officer.

TNP compensated Dr. Catacosinos in accordance with the terms of his employment agreement, which is described in this Annual Report under “Executive Compensation – Employment Contracts and Termination, Severance and Change of Control Arrangements.” His agreement sets forth the base salary that he received during 2002. Under his agreement, he is entitled to participate in all incentive, pension, retirement, savings, 401(k) and other employee pension benefit plans and programs that the Company and/or TNMP maintain for the benefit of TNMP’s senior management executives. He participates in such plans at the same levels and on the same terms as do TNMP senior management executives. Accordingly, he receives an annual incentive bonus ranging from 0 percent to 37.5 percent of his base salary, provided he remains employed by the Company through the end of each calendar year during the term of his employment agreement. His incentive performance measures and goals are the same as those applicable to the Management Short-Term and Broad-Based Incentive Compensation Plans described above.

Compensation of TNMP Chairman and Chief Executive Officer.

Mr. Chambers’ compensation was as provided in his employment contract, which became effective on April 8, 2001, when he was elected Chairman, President and Chief Executive Officer of TNMP. This agreement is described in this report under “Executive Compensation – Employment Contracts and Termination, Severance and Change of Control Arrangements.”

Internal Revenue Code §162(m).

Internal Revenue Code Section 162(m) limits tax deductions for executive compensation to $1 million. There are several exemptions to Section 162(m), including one for qualified performance-based compensation. To be qualified, performance-based compensation must meet various requirements, including shareholder approval. The Committee’s policy with respect to the deductibility limit of Section 162(m) generally is to preserve the federal income tax deductibility of compensation paid when it is appropriate and is in the best interests of TNP and its shareholders. However, the Committee reserves the right to authorize the payment of nondeductible compensation if it deems that such action is appropriate.

TNP Compensation Committee	TNMP Compensation Committee

James T. Flynn, Chair Preston M. Geren III Leeam Lowin	James T. Flynn, Chair William J. Catacosinos Preston M. Geren III Leeam Lowin

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

Name of Beneficial Owner	Percent of Class
SW Acquisition(1)	100.0%
William J. Catacosinos(2)	100.0%
Jack V. Chambers(3)	0.0%
Leeam Lowin(3)	0.0%
James T. Flynn(3)	0.0%
Preston M. Geren, III(3)	0.0%
Theodore A. Babcock(4)	0.0%
Kathleen A. Marion(4)	0.0%
Manjit S. Cheema(3)	0.0%
W. Douglas Hobbs(3)	0.0%
Larry W. Dillon(3)	0.0%
Michael D. Blanchard(3)	0.0%
Melissa D. Davis(3)	0.0%
Patrick L. Bridges(3)	0.0%
All directors and officers as a group(2)	100.0%

(1)	The business address of SW Acquisition is 2 Robbins Lane, Suite 201, Jericho, New York 11753.

(2)	Dr. William J. Catacosinos, who controls SW I Acquisition GP, L.P., the general partner of SW Acquisition, may also be deemed to have beneficial ownership of the equity interests reported in the table. The business address of Dr. Catacosinos is 2 Robbins Lane, Suite 201, Jericho, New York 11753.

(3)	The address for Messrs. Chambers, Lowin, Geren, Cheema, Dillon, Hobbs, Blanchard, and Bridges, and Ms. Davis is 4100 International Plaza, Fort Worth, Texas 76109.

(4)	The address for Mr. Babcock and Ms. Marion is 2 Robbins Lane, Suite 201, Jericho, New York 11753.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At the time of the Merger, and in accordance with the SW Acquisition limited partnership agreement, TNP and Laurel Hill entered into a Management Services Agreement under which TNP engaged Laurel Hill as its agent to provide certain management and financial advisory services to TNP. These services include an assessment of TNP’s competitive environment, development and implementation of a strategic plan, assessment and implementation of financing strategies, development and implementation of operating budgets, development and implementation of marketing and sales initiatives, regulatory advice, and other advice relating to the enhancement of shareholder value, all for the purpose of assisting TNP in developing and executing its long-term business goals and strategy. During the term of this agreement, TNP is paying Laurel Hill an annual fee of $1,200,000, payable in monthly installments. This agreement has a three-year initial term that expires in 2003, and will automatically renew thereafter for successive one-year terms. It provides that TNP will indemnify Laurel Hill, its agents and the companies controlling Laurel Hill for losses arising out of the Agreement or Laurel Hill’s duties thereunder. Dr. Catacosinos is the Manager of Laurel Hill. Laurel Hill is a limited partner of SW Acquisition.

Laurel Hill received a transaction fee of $1.3 million in connection with the sale of TNP One. Laurel Hill received the fee pursuant to provisions of the SW Acquisition limited partnership agreement.

Item 14. CONTROLS AND PROCEDURES.

As of February 28, 2003, the Chief Executive Officers and Chief Financial Officers of TNP and TNMP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officers of TNP and TNMP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNP’s or TNMP’s periodic SEC filings.

There have been no significant changes in TNP’s or TNMP’s internal controls or in other factors that could significantly affect these controls subsequent to February 28, 2003.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following financial statements are filed as part of this report:

(c) The Exhibit Index on pages 85–86 is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

TNP ENTERPRISES, INC.

Date:	March 28, 2003	By:	/s/ Theodore A. Babcock
Theodore A. Babcock, Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date:	March 28, 2003	By:	/s/ Scott Forbes
Scott Forbes, Senior Vice President—Chief Financial & Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

		Title	Date

By	/s/ Jack V. Chambers Jack V. Chambers	Chairman, President & Chief Executive Officer of TNMP	3/28/03

By	/s/ William J. Catacosinos William J. Catacosinos	Chairman, President & Chief Executive Officer of TNP	3/28/03

By	/s/ Theodore A. Babcock Theodore A. Babcock	Chief Financial Officer of TNP	3/28/03

By	/s/ Scott Forbes Scott Forbes	Senior Vice President—Chief Financial & Accounting Officer of TNMP	3/28/03

By	/s/ James T. Flynn James T. Flynn	Director	3/28/03

By	/s/ Preston M. Geren III Preston M. Geren III	Director	3/28/03

By	/s/ Leeam Lowin Leeam Lowin	Director	3/28/03

By	/s/ Kenneth S. Grossman Kenneth S. Grossman	Director	3/28/03

By	/s/ David Kehler David Kehler	Director	3/28/03

By	/s/ James O’Brien James O’Brien	Director	3/28/03

CERTIFICATIONS

I, William J. Catacosinos, certify that:

1. I have reviewed this annual report on Form 10-K of TNP Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ WILLIAM J. CATACOSINOS
William J. Catacosinos Chief Executive Officer

I, Theodore A. Babcock, certify that:

1. I have reviewed this annual report on Form 10-K of TNP Enterprises, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ THEODORE A. BABCOCK
Theodore A. Babcock Chief Financial Officer

I, Jack V. Chambers, certify that:

1. I have reviewed this annual report on Form 10-K of Texas-New Mexico Power Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ JACK V. CHAMBERS
Jack V. Chambers Chief Executive Officer

I, Scott Forbes, certify that:

1. I have reviewed this annual report on Form 10-K of Texas-New Mexico Power Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ SCOTT FORBES
Scott Forbes Chief Financial and Accounting Officer

INDEPENDENT AUDITORS’ REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Shareholder and Board of Directors of TNP Enterprises, Inc.:

We have audited the consolidated financial statements of TNP Enterprises, Inc. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, the nine-month period ended December 31, 2000, and the three-month period ended March 31, 2000 (Predecessor Company Operations), and have issued our report thereon dated March 21, 2003 (which includes an explanatory paragraph concerning the changes in accounting for goodwill and major maintenance costs in 2002 and 2001, respectively); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company, listed in Item 15. These consolidated financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 21, 2003

TNP ENTERPRISES, INC.

SCHEDULE I-FINANCIAL STATEMENTS OF TNP ENTERPRISES, INC.

STATEMENTS OF INCOME (LOSS)

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
INCOME:
Equity in income of subsidiaries	$62,203	$49,064	$41,960
Gain (loss) on disposition of property/investments	(2,562)	3,487	—
Interest income and other	125	99	396

Total	59,766	52,650	42,356

EXPENSES AND OTHER DEDUCTIONS:
Administrative and general expenses	6,321	6,323	10,023
Depreciation and amortization	6	11,670	8,523
Taxes other than income taxes	267	321	970
Interest charges	37,365	41,604	33,361

Total	43,959	59,918	52,877

INCOME (LOSS) BEFORE INCOME TAXES	15,807	(7,268)	(10,521)
Income taxes (benefits)	(16,428)	(16,258)	(15,544)

NET INCOME	32,235	8,990	5,023

Dividends on preferred stock and other	19,260	16,799	10,954

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$12,975	$(7,809)	$(5,931)

The TNP Enterprises notes to Consolidated Financial Statements in Item 8 are incorporated herein by reference.

TNP ENTERPRISES, INC.

SCHEDULE I-FINANCIAL STATEMENTS OF TNP ENTERPRISES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001	2000
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash paid for payroll and to other suppliers	$(5,666)	$(6,575)	$(10,329)
Interest paid, net of amounts capitalized	(36,161)	(39,271)	(24,540)
Income taxes received	15,936	12,585	10,118
Other taxes paid	(265)	(290)	(978)
Dividends from subsidiaries	117,300	36,300	27,500
Other operating cash receipts and payments, net	138	89	400

NET CASH PROVIDED BY OPERATING ACTIVITIES	91,282	2,838	2,171

CASH FLOWS FROM INVESTING ACTIVITIES:
Merger costs	—	—	(616,873)
Cash paid for capital additions and other investing activities	(165)	3,100	563

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(165)	3,100	(616,310)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on preferred and common stocks	—	—	(5,716)
Issuances:
Senior subordinated notes	—	—	275,000
Term loan	—	—	160,000
Preferred stock, net of discount	—	—	99,000
Common stock	—	—	101,202
Financing costs	(557)	(2,032)	(19,165)
Redemptions:
Term loan	(85,900)	(1,600)	(1,200)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(86,457)	(3,632)	609,121

NET CHANGE IN CASH AND CASH EQUIVALENTS	4,660	2,306	(5,018)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,696	3,390	8,408

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,356	$5,696	$3,390

The TNP Enterprises notes to Consolidated Financial Statements in Item 8 are incorporated herein by reference.

TNP ENTERPRISES, INC.

SCHEDULE I-FINANCIAL STATEMENTS OF TNP ENTERPRISES, INC.

BALANCE SHEETS

December 31,

	2002	2001
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,356	$5,696
Dividends receivable from subsidiaries	—	5,000
Other current assets	2,874	115

Total current assets	13,230	10,811

LONG-TERM AND OTHER ASSETS:
Investments in subsidiary companies	289,260	340,521
Other property and investments, at cost	23	2,560
Goodwill	270,256	270,256
Accumulated deferred income taxes	9,975	11,466
Deferred charges	9,286	10,953

Total long-term and other assets	578,800	635,756

	$592,030	$646,567

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,600	$1,600
Accounts payable to affiliated companies	7,024	5,596
Accrued interest	7,278	8,298
Other current liabilities	22	471

Total current liabilities	15,924	15,965

LONG-TERM AND OTHER LIABILITIES:
Deferred credits and other liabilities	871	—

Total long-term and other liabilities	871	—

LONG-TERM DEBT, LESS CURRENT MATURITIES	344,700	430,600

REDEEMABLE CUMULATIVE PREFERRED STOCK	140,452	121,191

COMMON SHAREHOLDER'S EQUITY
Common shareholder's equity:
Common stock, no par value per share
Authorized 1,000,000 shares; issued 100 shares	100,000	100,000
Accumulated deficit	(8,214)	(21,189)
Accumulated other comprehensive loss	(1,703)	—

Total common shareholder's equity	90,083	78,811

COMMITMENTS AND CONTINGENCIES (Note 11)

	$592,030	$646,567

The TNP Enterprises notes to Consolidated Financial Statements in Item 8 are incorporated herein by reference.

TNP ENTERPRISES, INC.

SCHEDULE I-FINANCIAL STATEMENTS OF TNP ENTERPRISES, INC.

STATEMENTS OF RETAINED EARNINGS (DEFICIT)

	Years Ended December 31,
	2002	2001	2000
	(In thousands)

Retained earnings (deficit), January 1	$(21,189)	$(13,380)	$130,425

Add:
Net income	32,235	8,990	5,023

Total	11,046	(4,390)	135,448

Deduct:
Dividends on common stock	—	—	3,908
Dividends on preferred stock	18,822	16,361	10,692
Preferred stock discount and warrant accretion	438	438	262
Preferred stock issuance costs	—	—	3,601
Acquisition of predecessor company (1)	—	—	130,365

Total	19,260	16,799	148,828

Accumulated deficit, December 31	$(8,214)	$(21,189)	$(13,380)

(1)	Retained earnings as of January 1, 2000 ($130,425) plus net income ($3,848) through April 7, 2000, the date of merger, less dividends to prior common shareholders ($3,908).

The TNP Enterprises notes to Consolidated Financial Statements in Item 8 are incorporated herein by reference.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2002

(in thousands)

Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions		Deductions from Provision[1]	Balance at End of Period
		Charged to Income	Charged to Other Accounts

Year Ended December 31, 2002[2]
Accumulated Provision Deducted From Assets—
Uncollectible Accounts	$—	$6,014	$—	$3,415	$2,599

[1]	Deductions from provision represent losses for which the provision was created, net of recoveries of amounts previously written off.

[2]	As discussed in Note 8, TNMP’s factoring arrangement was terminated in February 2002. Due to the presence of the factoring arrangement prior to February 2002, no provision for uncollectible accounts was required during the years ended December 31, 2001 and 2000, respectively.

EXHIBIT INDEX

Exhibits filed with this report are denoted by “*.”

Exhibit No.	Description

TNP incorporates the following Exhibits by reference to the Exhibits and filings noted in parenthesis.

3(a)	Amended and Restated Articles of Incorporation (Ex. 3(a)(i), TNP Form 10-Q, quarter ended March 31, 2000).

3(b)	Amended and Restated Bylaws (Ex. 3(a)(ii), TNP Form 10-Q, quarter ended March 31, 2000).

3(c)	Articles of Merger of ST Acquisition Corp. with and into TNP Enterprises, Inc. (Ex.3 (a)(iii) TNP Form 10-Q, quarter ended March 31, 2000).

4(a)

Statement of Resolution Decreasing Series A Preferred Stock, Eliminating Series B Preferred Stock and Establishing Two New Series of Shares, (Series C & D) filed with the Secretary of the State of Texas on May 25, 2000, by the Registrant (Exhibit 4.1, Form S-4, File No. 333-42116, filed July 24, 2000).

4(b)	Form of 14 1/2% Redeemable Preferred Stock of the Registrant. (Exhibit 4.2, Form S-4, File No. 333-42116, filed July 24, 2000).

4(c)	Unit Agreement dated as of May 26, 2000, among TNP Enterprises, Inc., SW Acquisition, L.P. and The Bank of New York, as Unit Agent. (Exhibit 4.5, Form S-4, File No. 333-42116, filed July 24, 2000).

4(d)	Warrant Agreement, dated as of May 26, 2000, between SW Acquisition, L.P. and The Bank of New York, as Warrant Agent (Exhibit 4.6, Form S-4, File No. 333-42116 filed July 24, 2000).

4(e)	Indenture, dated as of April 7, 2000, between ST Acquisition Corp. and The Bank of New York, as Trustee. (Exhibit 4-A, Form 8-K filed April 7, 2000).

4(f)	First Supplemental Indenture dated as of April 7, 2000, between the Registrant and The Bank of New York, as Trustee. (Exhibit 4-B, Form 8-K filed April 7, 2000).

4(g)	Form of 10.25% Senior Subordinated Exchange Note of the Registrant. (Exhibit 4-A, Form 8-K filed April 7, 2000).

TNMP incorporates the following Exhibits by reference to the Exhibits and filings noted in parenthesis.

3(i)	Amended and Restated Articles of Incorporation. (Ex. 3(b)(i), TNMP Form 10-Q, quarter ended March 31, 2000).

3(ii)	Amended and Restated Bylaws, (Ex. 3(b)(ii), TNMP Form 10-Q, quarter ended March 31, 2000).

3(iii)	Articles of Amendment filed April 25, 2001. (Ex. 3, TNMP Form 10-Q, quarter ended June 30, 2001).

3(iv)	Articles of Amendment filed August 16, 2001.

TNP and TNMP incorporate the following Exhibits by reference to the Exhibits and filings noted in parenthesis.

4(a)	Indenture dated Jan. 1, 1999 between TNMP and the Chase Bank of Texas, N. A. (Ex. 4(w), TNMP 1998 Form 10-K).

4(b)	First Supplemental Indenture dated Jan. 1, 1999 to Indenture dated Jan. 1, 1999 between TNMP and the Chase Bank of Texas, N. A. (Ex. 4(x), TNMP 1998 Form 10-K).

Power Supply Contracts

10(a)	Contract dated April 29, 1987, between TNMP and El Paso Electric Company (Ex. 10(f), Form 8 applicable to TNMP 1986 Form 10-K).

10(b)	Interconnection Agreement between TNMP and Plains Electric Generation and Transmission Cooperative, Inc. dated July 19, 1984 (Ex. 10(j), Form 8 applicable to TNMP 1986 Form 10-K).

10(c)	Interchange Agreement between TNMP and El Paso Electric Company dated April 29, 1987 (Ex. 10(l), Form 8 applicable to TNMP 1986 Form 10-K).

10(d)	Amendment No. 1, dated Nov. 21, 1994, to Interchange Agreement between TNMP and El Paso Electric Company (Ex. 10(nn)1, TNP and TNMP 1994 Form 10-K).

10(e)	DC Terminal Participation Agreement between TNMP and El Paso Electric Company dated Dec. 8, 1981 as amended (Ex. 10(m), Form 8 applicable to TNMP 1986 Form 10-K).

Management Contracts

10(f)	Agreement dated April 7, 2000 between William J. Catacosinos and TNP. (Ex. 10(m), TNP 2000 Form 10-K).

10(g)	Agreements dated April 8, 2001, and April 16, 2001 between Jack V. Chambers and TNMP.

10(h)	Agreement dated April 6, 2000 between Manjit S. Cheema and TNMP. (Ex. 10(p), TNP 2000 Form 10-K).

10(i)	Agreement dated April 6, 2000 between Larry W. Dillon and TNMP.

10(j)	Agreement dated April 6, 2000 between W. Douglas Hobbs and TNMP. (Ex. 10(r), TNP 2000 Form 10-K).

*10(j)(1)	Amendment dated August 5, 2002 to Agreement dated April 6, 2000 between W. Douglas Hobbs and TNMP.

10(k)	Agreement dated April 6, 2000 between Michael D. Blanchard and TNMP.

10(l)	Agreement dated April 6, 2000 between Melissa D. Davis and TNMP.

10(m)	Agreement dated April 6, 2000 between Patrick L. Bridges and TNMP.

10(n)	Agreement dated March 15, 2001 between Theodore A. Babcock and TNP.

10(o)	Agreement dated March 15, 2001 between Kathleen Marion and TNMP

*21	Subsidiaries of the Registrants.

*99.1	Certification of William J. Catacosinos pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*99.2	Certification of Theodore A. Babcock pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*99.3	Certification of Jack V. Chambers pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*99.4	Certification of Scott Forbes pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.