Form 10-Q
period 2003-03-31
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2003-05-15
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒    COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number: 1-8847

TNP ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1907501
(State of incorporation)	(I.R.S. employer identification number)

4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113
(Address and zip code of principal executive offices)

817-731-0099
(Registrant’s telephone number, including area code)

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

817-731-0099
(Registrant’s telephone number, including area code)

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

Combined Quarterly Report on Form 10-Q for the period ended March 31, 2003

This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
OPERATING REVENUES	$183,721	$120,664

OPERATING EXPENSES:
Purchased power and fuel	136,969	54,255
Other operating and maintenance	52,062	29,332
Depreciation	7,123	7,021
Credit for recovery of stranded plant	—	(733)
Taxes other than income taxes	6,770	8,067

Total operating expenses	202,924	97,942

OPERATING INCOME (LOSS)	(19,203)	22,722

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	12,434	13,719
Other interest and amortization of debt-related costs	1,116	1,276
Other income and deductions, net	(369)	(102)

Total	13,181	14,893

INCOME (LOSS) BEFORE INCOME TAXES	(32,384)	7,829
Income taxes	(12,359)	2,659

NET INCOME (LOSS)	(20,025)	5,170
Dividends on preferred stock and other	5,149	4,491

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(25,174)	$679

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)

NET INCOME (LOSS)	$(20,025)	$5,170

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification adjustment (Note 4)	(645)	—
Gas hedge	(3,024)	—

Total cash flow hedges	(3,669)	—

COMPREHENSIVE INCOME (LOSS)	$(23,694)	$5,170

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$163,935	$72,436
Purchased power and fuel costs paid	(96,382)	(58,694)
Natural gas option premims paid	(18,652)	—
Cash paid for payroll and to other suppliers	(44,341)	(27,700)
Interest paid, net of amounts capitalized	(7,912)	(10,616)
Income taxes refunded	2,862	—
Other taxes paid	(11,526)	(17,832)
Other operating cash receipts and payments, net	(24)	—

NET CASH USED IN OPERATING ACTIVITIES	(12,040)	(42,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and other investing activities	(9,035)	(7,575)

NET CASH USED IN INVESTING ACTIVITIES	(9,035)	(7,575)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from TNMP/First Choice credit facility—net	14,000	52,000
Other	—	(5,839)
Redemptions:
TNP term loan	(400)	(400)

NET CASH USED IN FINANCING ACTIVITIES	13,600	45,761

NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,475)	(4,220)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,690	14,145

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,215	$9,925

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(20,025)	$5,170
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	7,123	7,021
Credit for recovery of stranded plant	—	(733)
Amortization of debt-related costs and other deferred charges	1,041	1,053
Allowance for funds used during construction	(220)	(86)
Deferred income taxes	(288)	1,129
Investment tax credits	(159)	(390)
Deferred purchased power and fuel costs	921	10,143

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(12,437)	(50,145)
Accounts payable	43,108	(3,271)
Accrued interest	4,603	3,190
Accrued taxes	(14,151)	(7,843)
Changes in other current assets and liabilities	(17,227)	(9,824)
Other, net	(4,329)	2,180

NET CASH USED IN OPERATING ACTIVITIES	$(12,040)	$(42,406)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Payment of dividends on preferred stock by issuance of additional preferred shares	$5,149	$4,491

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,215	$16,690
Accounts receivable	106,821	94,384
Materials and supplies, at lower of cost or market	1,009	992
Deferred purchased power and fuel costs	513	1,320
Accumulated deferred income taxes	122	122
Other current assets	15,103	1,202

Total current assets	132,783	114,710

UTILITY PLANT:
Electric plant	577,256	569,615
Construction work in progress	13,321	11,707

Total	590,577	581,322
Less accumulated depreciation	81,755	74,632

Net utility plant	508,822	506,690

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	1,273	1,273
Goodwill	270,256	270,256
Recoverable stranded costs	298,748	298,748
Regulatory tax assets	1,059	914
Deferred charges	45,299	46,334

Total long-term and other assets	616,635	617,525

	$1,258,240	$1,238,925

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$186,600	$172,600
Accounts payable	85,095	41,987
Accrued interest	17,309	12,706
Accrued taxes	332	14,483
Customers' deposits	6,345	6,438
Other current liabilities	7,800	11,016

Total current liabilities	303,481	259,230

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	23,770	23,656
Accumulated deferred income taxes	132,096	134,498
Accumulated deferred investment tax credits	19,174	19,333
Deferred credits and other liabilities	54,062	52,478

Total long-term and other liabilities	229,102	229,965

LONG-TERM DEBT, LESS CURRENT MATURITIES	518,816	519,195

REDEEMABLE CUMULATIVE PREFERRED STOCK	145,601	140,452

COMMON SHAREHOLDER'S EQUITY
Common shareholder's equity:
Common stock—no par value per share.
Authorized 1,000,000 shares; issued 100 shares	100,000	100,000
Accumulated deficit	(33,388)	(8,214)
Accumulated other comprehensive loss-gas hedge	(3,024)	—
Accumulated other comprehensive loss-other	(2,348)	(1,703)

Total common shareholder's equity	61,240	90,083

COMMITMENTS AND CONTINGENCIES (Note 7)

	$1,258,240	$1,238,925

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)

OPERATING REVENUES	$61,365	$77,578

OPERATING EXPENSES:
Purchased power and fuel	16,959	30,534
Other operating and maintenance	16,773	18,170
Depreciation of utility plant	7,055	6,964
Credit for recovery of stranded plant	—	(733)
Taxes other than income taxes	5,057	6,749

Total operating expenses	45,844	61,684

OPERATING INCOME	15,521	15,894

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	4,286	4,584
Other interest and amortization of debt-related costs	680	882
Other income and deductions, net	(347)	(58)

Total	4,619	5,408

INCOME BEFORE INCOME TAXES	10,902	10,486
Income taxes	3,854	3,361

NET INCOME	$7,048	$7,125

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)

NET INCOME	$7,048	$7,125

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification adjustment (Note 4)	(428)	—

Total cash flow hedges	(428)	—

COMPREHENSIVE INCOME	$6,620	$7,125

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$50,049	$43,604
Purchased power and fuel costs paid	(14,188)	(49,137)
Cash paid for payroll and to other suppliers	(14,391)	(16,180)
Interest paid, net of amounts capitalized	(7,032)	(7,620)
Income taxes refunded	1,147	—
Other taxes paid	(10,094)	(18,050)
Other operating cash receipts and payments, net	(47)	(44)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	5,444	(47,427)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(8,884)	(7,308)

NET CASH USED IN INVESTING ACTIVITIES	(8,884)	(7,308)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stocks	—	(5,000)
Borrowings from TNMP/First Choice credit facility—net	14,000	58,000
Capitalization of First Choice Power	—	(23,000)
Notes payable to affiliate	(10,757)	25,000
Other	73	(5,839)

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,316	49,161

NET CHANGE IN CASH AND CASH EQUIVALENTS	(124)	(5,574)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284	5,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$160	$60

RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$7,048	$7,125
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of utility plant	7,055	6,964
Credit for recovery of stranded plant	—	(733)
Amortization of debt-related costs and other deferred charges	551	636
Allowance for funds used during construction	(220)	(86)
Deferred income taxes	(120)	1,546
Investment tax credits	(159)	(390)
Deferred purchased power and fuel costs	921	10,143

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(5,349)	(27,536)
Accounts payable	1,727	(19,514)
Accrued interest	(2,611)	(2,927)
Accrued taxes	(103)	(9,096)
Changes in other current assets and liabilities	(3,866)	(14,794)
Other, net	570	1,235

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$5,444	$(47,427)

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED BALANCE SHEETS

	March 31, 2003 (Unaudited)	December 31, 2002
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$160	$284
Accounts receivable	39,027	33,678
Materials and supplies, at lower of cost or market	1,009	992
Deferred purchased power and fuel costs	513	1,320
Accumulated deferred income taxes	70	70
Other current assets	795	612

Total current assets	41,574	36,956

UTILITY PLANT:
Electric plant	777,092	770,960
Construction work in progress	13,321	11,707

Total	790,413	782,667
Less accumulated depreciation	284,455	278,757

Net utility plant	505,958	503,910

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	343	343
Recoverable stranded costs	298,748	298,748
Regulatory tax assets	1,058	913
Deferred charges	21,303	21,935

Total long-term and other assets	321,452	321,939

	$868,984	$862,805

LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$185,000	$171,000
Notes payable to affiliate	3,800	14,557
Accounts payable	11,270	9,543
Accrued interest	2,734	5,345
Accrued taxes	9,820	9,923
Customers' deposits	795	1,092
Other current liabilities	24,203	9,172

Total current liabilities	237,622	220,632

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	23,770	23,656
Accumulated deferred income taxes	148,731	148,971
Accumulated deferred investment tax credits	19,174	19,333
Deferred credits and other liabilities	25,957	24,724

Total long-term and other liabilities	217,632	216,684

LONG-TERM DEBT, LESS CURRENT MATURITIES	174,516	174,495

COMMON SHAREHOLDER'S EQUITY:
Common stock, $10 par value per share
Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,751	197,751
Retained earnings	43,164	54,516
Accumulated other comprehensive loss	(1,808)	(1,380)

Total common shareholder's equity	239,214	250,994

COMMITMENTS AND CONTINGENCIES (Note 7)

	$868,984	$862,805

The accompanying notes are an integral part of these consolidated financial statements.

TNP Enterprises Inc. and Subsidiaries

Texas-New Mexico Power Company and Subsidiaries

Notes to Consolidated Financial Statements

Note 1. Interim Financial Statements

The interim consolidated financial statements of TNP and subsidiaries, and TNMP and subsidiaries, are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP’s and TNMP’s 2002 Combined Annual Report on Form 10-K.

Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholder’s equity.

Note 2. Regulatory Matters

Texas

Retail Competition. As reported in the 2002 Combined Annual Report on Form 10-K, the Texas electricity market has been open to retail competition since January 1, 2002. In accordance with Senate Bill 7, the legislation that established retail competition, TNMP provides transmission and distribution services at regulated rates to customers within its service area. While TNMP provides transmission and distribution services to individual consumers, its revenues are collected from the various retail electric providers that provide electric service within TNMP’s service area.

First Choice Power (First Choice), TNMP’s affiliated retail electric provider, performs activities related to the sale of electricity to retail customers in Texas. The operations of First Choice are included in the consolidated financial statements of TNP.

First Choice must offer former TNMP customers whose loads are less than 1 megawatt a regulated price, commonly called the “price-to-beat.” The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer former TNMP customers any other rate before the loss of 40 percent of its price-to-beat customers or December 31, 2004, whichever occurs first.

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas. Senate Bill 7 contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the Public Utility Commission of Texas (PUCT) change the price-to-beat twice a year to recognize changes in natural gas prices. The rates charged to new customers acquired by First Choice outside of TNMP’s service territory are not regulated by the PUCT, but are negotiated with each customer. As a result, changes in fuel and purchased power costs will affect First Choice’s operating results.

Price-to-Beat Fuel Factor. In response to increases in natural gas prices beginning in December 2002, First Choice has requested and implemented several changes in the price-to-beat.

In February 2003, First Choice increased its price-to-beat fuel factor by approximately 19 percent following the PUCT’s approval of a request that First Choice made in December 2002. First Choice estimates that the price-to-beat fuel factor implemented in February 2003 will result in an increase in annual revenues of approximately $17 million.

In March 2003, First Choice increased its price-to-beat fuel factor by approximately 14 percent following the PUCT’s approval of a request that First Choice made in February 2003. First Choice estimates that the March 2003 increase in the price-to-beat fuel factor will increase annual revenues by approximately $15 million.

In April 2003, First Choice increased its price-to-beat fuel factor by approximately 15 percent. The increase resulted from a request that First Choice made in March 2003. The March 2003 request was the second made by First Choice during 2003, the maximum number of changes to the price-to-beat fuel factor that First Choice is allowed to request for the year. First Choice estimates that the new price-to-beat fuel factor will increase annual revenues by approximately $19 million.

While First Choice may request only two changes to the price-to-beat fuel factor in a year, it may also ask the PUCT to change the overall price-to-beat in emergency circumstances in order to preserve its financial integrity.

In March 2003, the PUCT adopted a new rule governing the price-to-beat fuel factor. The new rule would limit the ability of First Choice to respond to changes in the market price of natural gas by causing First Choice to calculate proposed changes to the price-to-beat fuel factor based on natural gas prices over a twenty-day period, as opposed to the previous ten-day period. In addition, gas prices must change by five percent before the price-to-beat fuel factor can be changed under the new rule, rather than four percent previously. The PUCT also affirmed its authority to reduce the price-to-beat fuel factor in the 2004 true-up proceeding. The new rule took effect in April 2003.

Clawback. Senate Bill 7 includes a provision, commonly known as the “clawback” that would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. TNMP will include the credit, if any, in the true-up proceeding that will occur in 2004. The maximum credit to TNMP is limited to $150 multiplied by the difference between the number of First Choice price-to-beat customers and the number of First Choice competitively acquired residential and small commercial customers as of January 1, 2004. Based on current assumptions, First Choice estimates that its clawback liability will be $12.7 million. Accordingly, First Choice recorded a pre-tax reserve of $12.7 million in the fourth quarter of 2002. To the extent that acquisition of competitive customers and loss of price-to-beat customers differs from current projections, an adjustment to the clawback liability could be required. First Choice estimates that significant variations from its current projections could increase its clawback liability by up to an additional $4.9 million.

Final Fuel Reconciliation. Prior to the beginning of retail competition, TNMP recovered fuel and the energy-related portion of purchased power costs from customers through the fuel adjustment clause authorized by the PUCT. The demand-related portion of purchased power was recovered through base rates and, unlike the fuel and energy-related portion, was not subject to adjustment or future reconciliation. As of March 31, 2003, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $23.8 million. On April 1, 2003, TNMP filed an application with the PUCT for the final reconciliation of its fuel and energy-related purchased power costs. This proceeding will reconcile fuel and energy-related purchased power costs incurred between January 1, 2000, and December 31, 2001, in accordance with the provisions of Senate Bill 7. The balance of fuel and energy-related purchased power costs resulting from the final fuel reconciliation will be included in the true-up of stranded costs that will occur in 2004. Subject to the results of the final fuel reconciliation, any over-recovered balance may reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers.

2001 Excess Earnings. As reported in the 2002 Combined Annual Report on Form 10-K, TNMP filed a petition in November 2002 asking the PUCT to allow TNMP to establish a regulatory asset of $3.1 million, the amount of its 2001 Annual Report earnings deficiency that is attributable to System Benefit Fund payments. A hearing on the merits of the petition was held in April 2003 and TNMP does not expect an order from the PUCT until at least late in the second quarter of 2003. Should the PUCT approve TNMP’s petition, the regulatory asset established would result in a reduction of operating expenses.

Merger Commitments. As conditions for approval of the Merger, TNMP made a number of commitments to both the PUCT and New Mexico Public Regulation Commission (NMPRC). The commitments cover a wide range of financial, operational, electric reliability, and other standards with which TNMP agreed to comply. TNMP made 55 commitments in New Mexico and Texas, of which 47 are currently in effect. TNMP monitors compliance on a monthly basis and could be subject to financial penalties for non-compliance with certain commitments. During the years ended December 31, 2002 and 2001, TNMP was not in compliance with certain commitments regarding electric reliability standards in Texas, and as a result will pay $0.2 million in penalties during the second quarter of 2003.

Note 3. Accounting Developments

Accounting for Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which TNP adopted on January 1, 2002 requires that TNP test the goodwill recorded as a result of the Merger for impairment at least annually. TNP may be required to test goodwill for impairment between annual tests if “an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.” In May 2003, TNP tested the goodwill related to the Merger based on the current five-year forecast that reflects changes regarding customer growth and other factors at First Choice resulting from current market conditions. TNP concluded that, based on the current forecast, the fair value of the goodwill related to the Merger exceeded its carrying value.

Accounting for Asset Retirement Obligations

TNP and TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. As a result of the adoption of SFAS 143, TNP and TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. As of March 31, 2003, $36.7 million of estimated utility plant removal costs were included in accumulated depreciation.

Note 4. Derivative Instruments and Hedging Activities

Hedging Activities

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

Interest Rate Swaps. In October 2002, TNP and TNMP entered into separate interest rate swap transactions designed to manage interest rate risk associated with the Senior Credit Facility and the TNMP/First Choice Credit Facility, respectively. TNP executed a $70 million swap transaction that will terminate in October 2004. Under the terms of the swap, TNP pays a fixed rate of approximately 2.5 percent and receives variable rates that are currently set at approximately 1.3 percent. TNMP executed two transactions, each with a notional amount of $75 million. Both transactions terminate in October 2004. Under the terms of the swaps, TNMP pays fixed rates of 2.4 percent and 2.5 percent and receives variable rates that are currently set at approximately 1.3 percent. As of March 31, 2003, the variable interest rates on the Senior Credit Facility and the TNMP/First Choice Credit Facility were approximately 5.1 percent and 3.4 percent, respectively, including the effects of the swaps discussed above.

The fair value of TNP’s swap as of March 31, 2003, was a liability of $1.2 million. The fair value of TNMP’s swaps at March 31, 2003, was a liability of $2.6 million. The fair values of TNP’s and TNMP’s swaps are recorded on their respective balance sheets in deferred credits and other liabilities.

The interest rate swaps were designated as cash flow hedges. The swaps are highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three months ended March 31, 2003, TNP and TNMP recorded unrealized after-tax losses of $0.2 million and $0.4 million, respectively, in other comprehensive income, net of after-tax reclassification adjustments for TNP and TNMP of $0.1 million and $0.2 million, respectively. Over the next twelve months TNP and TNMP anticipate that $0.4 million and $0.9 million, respectively, of unrealized after-tax losses will be reclassified from other comprehensive income to interest expense. The estimated amounts to be reclassified represent the earnings volatility that is avoided by using the interest rate swaps.

Natural Gas Call Options. For the three months ended March 31, 2003, First Choice paid $18.7 million to purchase natural gas call options to cover approximately 5.8 million megawatt-hours (MWh) of firm commitments to customers, as discussed in Note 7. The options were purchased to mitigate commodity price risk associated with those commitments.

The aggregate fair value of First Choice’s natural gas call options as of March 31, 2003, was $13.7 million, and was recorded on TNP’s consolidated balance sheet in other current assets.

The options were designated as cash flow hedges. The options are highly effective in offsetting future cash flow volatility caused by increases in natural gas prices. For the three months ended March 31, 2003, First Choice’s purchased power expense included a pre-tax gain of $0.6 million ($0.4 million after tax) related to the exercise of natural gas call options. In addition, First Choice recorded unrealized after-tax losses of $3.0 million in other comprehensive income. Over the next twelve months, First Choice estimates that $3.0 million of unrealized after-tax losses will be reclassified from other comprehensive income to purchased power expense.

Note 5. Financing

TNMP and First Choice

TNMP/First Choice Credit Facility. First Choice and TNMP may borrow up to $291.9 million under the TNMP/First Choice Credit Facility. TNMP may borrow subject to a guarantee by First Choice. First Choice may borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP’s guarantee is limited to $75 million due to an order issued by the NMPRC in December 2001. Accordingly, First Choice’s borrowings and issuances of letters of credit are limited to $75 million.

As of March 31, 2003, TNMP had outstanding borrowings of $185.0 million against the TNMP/First Choice Credit Facility. TNMP had also guaranteed First Choice’s issuance of $36.5 million of letters of credit under the TNMP/First Choice Credit Facility.

As noted above, First Choice can borrow or issue letters of credit for up to $75 million under the TNMP/First Choice Credit Facility, subject to TNMP’s guarantee. At March 31, 2003, First Choice had issued letters of credit of $36.5 million, and TNMP had guaranteed First Choice’s performance under the power supply contract with Constellation Power Source, Inc. (Constellation) for $25 million. As discussed in Note 8, First Choice amended its power supply agreement with Constellation. As a result of the amendment, TNMP’s ability to guarantee First Choice’s $25 million performance under the Constellation contract is subject to TNMP maintaining a credit rating of at least BB+ from S&P or at least Ba1 from Moody’s. Should TNMP’s ratings fall below those levels, First Choice would be required to issue additional letters of credit under the TNMP/First Choice Credit Facility.

The amendment also enabled First Choice to reduce the letters of credit that it had issued under the TNMP/First Choice Credit Facility by $7.8 million, to $28.7 million, in April 2003. Accordingly, First Choice’s ability to borrow or issue letters of credit increased to $21.3 million, subject to additional borrowings by TNMP. TNMP’s ability to borrow or issue letters of credit increased to $78.2 million, subject to additional borrowings by First Choice.

The guarantees made by TNMP and First Choice require each to assume the obligations of the other in the event of default. As of March 31, 2003, TNMP had a maximum potential liability under its guarantees of First Choice borrowings, issuances of letters of credit and performance under the Constellation contract of $61.5 million. First Choice had a maximum potential liability under its guarantee of TNMP borrowings of $185 million. The guarantees are in force until the expiration of the TNMP/First Choice Credit Facility in October 2003.

Intercompany Loans. Both the TNMP/First Choice Credit Facility and TNP’s Senior Credit Facility allow intercompany loans to be made between TNMP and First Choice. As of March 31, 2003, TNMP had intercompany notes payable to First Choice of $3.8 million. The proceeds from the intercompany borrowing were used to retire debt outstanding under the TNMP/First Choice Credit Facility.

TNP

Senior Credit Facility. As reported in the 2002 Combined Annual Report on Form 10-K, TNP’s Senior Credit Facility included a $25 million revolving credit facility that was scheduled to expire in April 2003. Upon its expiration, banks with expiring commitments of $15 million agreed to extend the revolving portion of the Senior Credit Facility by two months. As a result of the extension, the revolving portion of the Senior Credit Facility allows TNP to borrow up to $15 million and now expires on June 7, 2003. TNP anticipates negotiating a longer extension of the revolving portion of the Senior Credit Facility prior to June 7, 2003.

The Senior Credit Facility contains various financial covenants with which TNP must comply. Due to losses during the first quarter of 2003 at First Choice resulting from high natural gas prices, and increased amounts of outstanding debt due to the termination of TNMP’s factoring agreement early in 2002, TNP did not comply with one financial covenant for the period ended March 31, 2003. In May 2003, TNP obtained a modification of that financial covenant, as well as a second covenant. Additional covenants pertaining to risk management practices will be implemented with this amendment. The amendment allows TNP to meet the covenant, which was in noncompliance for the period ended March 31, 2003, and TNP expects to comply with all covenants for the periods covered by the modifications, which extend to September 30, 2004.

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

The following tables present information about revenues, profits, and assets of TNP’s reportable segments (in thousands). Amounts below in “All Other and Eliminations” include amounts related to the assets and operations of TNP One, which TNMP sold in October 2002.

Three Months Ended March 31, 2003

	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$35,809	$147,912	$—	$183,721
Intercompany revenue	25,556	—	(25,556)	—
Purchased power and fuel	(17,036)	(120,010)	77	(136,969)
Other direct costs	(5,144)	(48,005)	25,159	(27,990)
Depreciation expense	(7,055)	(67)	(1)	(7,123)
Other operating expenses	(16,602)	(12,777)	(1,463)	(30,842)

Operating income (loss)	15,528	(32,947)	(1,784)	(19,203)
Other income and deductions, net	339	112	(82)	369
Interest charges	(4,965)	(304)	(8,281)	(13,550)

Income (loss) before taxes	10,902	(33,139)	(10,147)	(32,384)
Income taxes	(3,854)	12,602	3,611	12,359

Net income (loss)	$7,048	$(20,537)	$(6,536)	$(20,025)

Cash Flow Data

Cash received from customers	$50,049	$133,919	$(20,033)	$163,935
Purchased power and fuel costs paid	(13,971)	(82,194)	(217)	(96,382)
Natural gas option premiums paid	—	(18,652)	—	(18,652)
Cash paid for payroll and to other suppliers	(14,609)	(12,715)	(1,915)	(29,239)
Transmission and distribution charges	—	(34,745)	19,643	(15,102)
Interest and other taxes paid	(17,125)	(1,502)	(811)	(19,438)
Intercompany dividends, income taxes refunded (paid), and other	1,100	1,516	222	2,838

Net cash provided by (used in) operations	5,444	(14,373)	(3,111)	(12,040)

Net cash used in investing activities, primarily additions to utility plant	(8,884)	(151)	—	(9,035)

Borrowings from (repayments of) credit facilities	14,000	—	(400)	13,600
Intercompany dividends	—	—	—	—
Intercompany financing	—	—	—	—
Intercompany borrowing (lending)	(10,757)	10,757	—	—
Other	73	(73)	—	—

Net cash provided by (used in) financing activities	$3,316	$10,684	$(400)	$13,600

Balance Sheet Data

Total assets at March 31, 2003	$868,924	$112,069	$277,247	$1,258,240

Three Months Ended March 31, 2002

	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$40,838	$79,826	$—	$120,664
Intercompany revenue	21,349	—	(21,349)	—
Purchased power and fuel	(19,107)	(39,112)	3,964	(54,255)
Other direct costs	(4,994)	(25,624)	20,923	(9,695)
Depreciation expense	(6,964)	(56)	(1)	(7,021)
Other operating expenses	(15,453)	(6,629)	(4,889)	(26,971)

Operating income (loss)	15,669	8,405	(1,352)	22,722
Other income and deductions, net	62	71	(31)	102
Interest charges	(5,245)	(158)	(9,592)	(14,995)

Income (loss) before taxes	10,486	8,318	(10,975)	7,829
Income taxes	(3,361)	(3,207)	3,909	(2,659)

Net income (loss)	$7,125	$5,111	$(7,066)	$5,170

Cash Flow Data

Cash received from customers	$33,425	$41,198	$(2,187)	$72,436
Purchased power and fuel costs paid	(37,972)	(19,738)	(984)	(58,694)
Natural gas option premiums paid	—	—	—	—
Cash paid for payroll and to other suppliers	(18,041)	(7,769)	498	(25,312)
Transmission and distribution charges	—	(4,291)	1,903	(2,388)
Interest and other taxes paid	(19,796)	313	(8,965)	(28,448)
Intercompany dividends, income taxes refunded (paid), and other	4,825	(3,473)	(1,352)	—

Net cash provided by (used in) operations	(37,559)	6,240	(11,087)	(42,406)

Net cash used in investing activities, primarily additions to utility plant	(7,248)	(64)	(263)	(7,575)

Borrowings from (repayments of) credit facilities	58,000	(6,000)	(400)	51,600
Intercompany dividends	(5,000)	—	5,000	—
Intercompany financing	(32,963)	23,000	9,963	—
Intercompany borrowing (lending)	25,000	(25,100)	100	—
Other	(5,806)	—	(33)	(5,839)

Net cash provided by (used in) financing activities	$39,231	$(8,100)	$14,630	$45,761

Balance Sheet Data

Total assets at March 31, 2002	$928,819	$78,951	$300,086	$1,307,856

Total assets at March 31, 2003 and 2002 for First Choice include accounts receivable of $89.3 million and $50.9 million, respectively, and intercompany notes receivable of $3.8 million and $0. As of March 31, 2003, TNP has assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

Note 7. Commitments and Contingencies

Energy Supply.

As reported in the 2002 Combined Annual Report on Form 10-K, First Choice developed a strategy based on the purchase of natural gas call options to mitigate the risk of increasing natural gas prices. First Choice began implementing the strategy in November 2002. First Choice continued to implement its strategy during the first quarter of 2003. A discussion of developments regarding the strategy follows.

Price-to-Beat Customers. First Choice can request that the PUCT change the price-to-beat fuel factor twice a year to recognize increases or decreases in natural gas prices. In March 2003, First Choice requested its second change in the price-to-beat fuel factor. The PUCT approved First Choice’s request in April 2003. As a result, the total price-to-beat fuel rate is $60 per MWh, which includes a fixed component of price-to-beat rates of approximately $19 per MWh. First Choice may not request another change in the price-to-beat fuel factor in 2003.

Implementation of Gas Price Hedging Strategy. For the three months ended March 31, 2003, First Choice paid $18.7 million to purchase natural gas call options to cover approximately 5.8 million MWh of firm commitments to customers. First Choice purchased options covering 2.7 million MWh of projected sales to competitive customers from April 2003 to December 2003 at a cost of $11.3 million. First Choice also purchased options covering approximately 3.1 million MWh, which represents substantially all of its estimated price-to-beat load for the period from April 2003 through February 2004, at a cost of $7.4 million.

Amendment to Power Supply and Service Agreement. On March 31, 2003, First Choice and Constellation amended the power supply and service agreement under which First Choice purchases power to serve its price-to-beat load. The amendment requires First Choice to pay Constellation $9.2 million during 2004. In return, First Choice will no longer be required to assign the output from a power supply contract with a third party to Constellation from January 1, 2004 to August 31, 2004. The third party power contract, which represents approximately 1.4 million MWh at a cost of approximately $30 per MWh, was originally executed by TNMP and was assigned to First Choice at the beginning of retail competition in Texas. The amendment will have no impact on Constellation’s obligation to provide power for First Choice’s price-to-beat customers or the price at which Constellation provides that power.

As reported in the 2002 Combined Annual Report on Form 10-K, First Choice has firm commitments to supply approximately 0.7 million MWh of energy to competitive customers during 2004. Approximately 0.5 million MWh of these commitments apply to the January to August time period. As a result of the amendment to the power supply and service agreement, and the termination of First Choice’s requirement to assign the third party power contract to Constellation, First Choice now has fixed-price power to serve its 2004 firm commitments, from January through August, and additional capacity to supply approximately 0.9 million MWh of energy in 2004 to competitive customers that First Choice projects to serve during that period.

The amended power supply and service agreement also reduces the need for First Choice to purchase natural gas call options that would mitigate price risk associated with the 1.4 million MWh of firm and potential commitments in 2004 referred to above. In addition, the amended power supply and service agreement resulted in a reduction of $4.8 million of mark-to-market exposure that Constellation had to First Choice, and the extension of $3.0 million of unsecured credit by Constellation to First Choice. These two items resulted in the release of $7.8 million of letters of credit that First Choice had issued to Constellation under the TNMP/First Choice Credit Facility.

Finally, the conditions under which TNMP is able to guarantee First Choice’s performance under the power supply and service agreement have been modified. Previously, TNMP’s ability to guarantee up to $25 million of First Choice’s performance under the power supply and service agreement was subject to TNMP maintaining credit ratings of at least BBB- by S&P and at least Ba1 by Moody’s. As amended, TNMP can guarantee First Choice’s performance for up to $25 million if its credit rating is at least BB+ by S&P or at least Ba1 by Moody’s.

Other

TNP and TNMP are involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the dispositions of these matters will not have a material adverse effect on TNP’s and TNMP’s consolidated financial condition or results of operations.

Note 8. Subsequent Events

In April 2003, TNP, TNMP and First Choice executed the following intercompany transactions. TNMP paid dividends of $18.4 million to TNP and made a tax sharing payment of $3.7 million to TNP. TNP made a tax sharing payment of $0.3 million to First Choice and made a $10 million equity contribution to First Choice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Competitive Conditions

First Choice

As discussed in Note 2, the Texas electricity market has been open to retail competition since January 1, 2002. First Choice has addressed, and continues to address, a number of issues related to the development of retail competition.

Customer Retention and Acquisition. At March 31, 2003, First Choice served approximately 186,000 customers at price-to-beat rates and approximately 55,000 customers at competitive rates. At March 31, 2002, First Choice served approximately 194,000 and 16,000 price-to-beat and competitive customers, respectively. First Choice’s customer totals do not include entities that have chosen First Choice as their retail electric provider, but have yet to receive a bill pending completion of the switching process.

Customer Service Issues. First Choice has the right to disconnect customers that reside in TNMP’s transmission and distribution service territory for non-payment. It is prohibited from disconnecting customers who reside outside TNMP’s transmission and distribution service territory for non-payment, but may transfer such customers to the provider of last resort. The provider of last resort is an entity established under the provisions of Senate Bill 7 to allow customers who cannot otherwise procure electric service in the competitive market to have access to such service.

The structure described above limits First Choice’s collection activities, and affects both bad debt expense and the level of delinquent accounts receivable. Bad debt expense as a percentage of operating revenues for First Choice was approximately 1.4 percent for the three months ended March 31, 2003, which is slightly higher than the 1.3 percent rate it experienced during 2002. On average, delinquent accounts receivable were approximately 7.4 percent of monthly operating revenue for the three months ended March 31, 2003, compared with the 2002 delinquency rate of 9.7 percent. First Choice expects that its delinquency rate will continue to decrease during 2003 due to a number of internal and external factors that are discussed in the remainder of this section.

Switching and Billing Issues. At the beginning of retail competition, transactions and data did not flow between the market participants as accurately or in the volumes that the system was designed to accommodate. The impaired data flow limited the ability of retail electric providers to switch customers from one retailer to another, and caused billing inaccuracies at First Choice. Retail electric providers, transmission and distribution service providers and the Electric Reliability Council of Texas (ERCOT) are all working together to address these problems in order to improve the infrastructure and processes that support the competitive electric market. The efforts of the various market participants have resulted in improvements in the switching process, as well as improved data flows between the market participants. TNMP and First Choice expect these improvements to continue.

Under retail competition, First Choice must bill its customers using data not only from TNMP, but also from the other transmission and distribution utilities that serve First Choice’s customers. The wider range of sources providing billing data to First Choice has also contributed to billing inaccuracies since the beginning of retail competition. The frequency of these issues has decreased as First Choice has gained experience under retail competition. However, First Choice expects it will experience some level of billing issues in the competitive market related to multiple sources of billing data.

Energy Supply Issues. As reported in the 2002 Combined Annual Report on Form 10-K, First Choice developed a strategy based on the purchase of natural gas call options to mitigate the risk of increasing natural gas prices. First Choice began implementing the strategy in November 2002. First Choice continued to implement its strategy during the first quarter of 2003. A discussion of developments regarding the strategy follows.

Price-to-Beat Customers. First Choice can request that the PUCT change the price-to-beat fuel factor twice a year to recognize increases or decreases in natural gas prices. In March 2003, First Choice requested its second change in the price-to-beat fuel factor. The PUCT approved First Choice’s request in April 2003. As a result, the total price-to-beat fuel rate is $60 per MWh, which includes a fixed component of price-to-beat rates of approximately $19 per MWh. First Choice may not request another change in the price-to-beat fuel factor in 2003.

While First Choice may request only two changes to the price-to-beat fuel factor in a year, it may also ask the PUCT to change the overall price-to-beat in emergency circumstances in order to preserve its financial integrity.

Implementation of Gas Price Hedging Strategy. For the three months ended March 31 2003, First Choice paid $18.7 million to purchase natural gas call options to cover approximately 5.8 million MWh of firm commitments to customers. First Choice purchased options covering 2.7 million MWh of projected sales to competitive customers from April 2003 to December 2003 at a cost of $11.3 million. First Choice also purchased options covering approximately 3.1 million MWh, which represents substantially all of its estimated price-to-beat load for the period from April 2003 through February 2004, at a cost of $7.4 million.

Amendment to Power Supply and Service Agreement. On March 31, 2003, First Choice and Constellation amended the power supply and service agreement under which First Choice purchases power to serve its price-to-beat load. The amendment requires First Choice to pay Constellation $9.2 million during 2004. In return, First Choice will no longer be required to assign the output from a power supply contract with a third party to Constellation from January 1, 2004 to August 31, 2004. The third party power contact, which represents approximately 1.4 million MWh at a cost of approximately $30 per MWh, was originally executed by TNMP and was assigned to First Choice at the beginning of retail competition in Texas. The amendment will have no impact on Constellation’s obligation to provide power for First Choice’s price-to-beat customers or the price at which Constellation provides that power.

As reported in the 2002 Combined Annual Report on Form 10-K, First Choice has firm commitments to supply approximately 0.7 million MWh of energy to competitive customers during 2004. Approximately 0.5 million MWh of these commitments apply to the January to August time period. As a result of the amendment to the power supply and service agreement, and the termination of First Choice’s requirement to assign the third party power contract to Constellation, First Choice now has fixed-price power to serve its 2004 firm commitments, from January through August, and additional capacity to supply approximately 0.9 million MWh of energy in 2004 to competitive customers that First Choice projects to serve during that period.

The amended power supply and service agreement also reduces the need for First Choice to purchase natural gas call options that would mitigate price risk associated with the 1.4 million MWh of firm and potential commitments in 2004 referred to above. In addition, the amended power supply and service agreement resulted in a reduction of $4.8 million of mark-to-market exposure that Constellation had to First Choice, and the extension of $3.0 million of unsecured credit by Constellation to First Choice. These two items resulted in the release of $7.8 million of letters of credit that First Choice had issued to Constellation under the TNMP/First Choice Credit Facility.

Finally, the conditions under which TNMP is able to guarantee First Choice’s performance under the power supply and service agreement have been modified. Previously, TNMP’s ability to guarantee up to $25 million of First Choice’s performance under the power supply and service agreement was subject to TNMP maintaining credit ratings of at least BBB- by S&P and at least Ba1 by Moody’s. As amended, TNMP can guarantee First Choice’s performance for up to $25 million if its credit rating is at least BB+ by S&P or at least Ba1 by Moody’s.

TNMP

TNMP is providing transmission and distribution services at regulated rates to customers within its service area. Senate Bill 7 provides for recovery of “stranded” costs, the difference between the regulatory value of TNMP’s investment in generation assets and the market price for energy in a competitive market. Any such stranded costs would be recoverable from TNMP’s Texas transmission and distribution customers. The PUCT will conduct a proceeding in 2004 that will quantify and reconcile the amount of recoverable stranded costs, if any. The proceeding will consider a number of issues, including the sale of TNP One that occurred in October 2002, the final fuel reconciliation and the amount of the clawback.

Critical Accounting Policies

TNP and TNMP are required to use estimates in order to prepare the consolidated interim financial statements in accordance with generally accepted accounting principles. Those estimates include accruals for estimated revenues for electricity delivered from the latest billing date to the end of the accounting period and estimated purchased power expenses incurred but not billed at the end of the accounting period. The use of these estimates is customary in the electric utility industry. Estimated revenues and purchased power expenses are adjusted to the actual amounts billed or incurred in the following month. TNP and TNMP also employ certain critical accounting policies that require use of judgments and assumptions that are subject to uncertainty. The amounts reported in the consolidated interim financial statements that are related to those critical accounting policies could be different if either different judgments were made or different assumptions were used. Those critical accounting policies are discussed below.

Clawback. First Choice is subject to a provision of Senate Bill 7 commonly known as the “clawback.” The clawback would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. Additional details regarding the clawback are discussed in Note 2. First Choice recorded a pre-tax reserve of $12.7 million in the fourth quarter of 2002 related to its estimated clawback liability. First Choice’s estimated clawback liability is based upon its current estimates of the number of competitive customers it will acquire and the number of price-to-beat customers it will lose through January 1, 2004. To the extent First Choice’s acquisition of competitive customers and loss of price-to-beat customers differs from current projections, the amount of the clawback liability would be different. First Choice estimates that significant variations from its current projections could increase its clawback liability by up to an additional $4.9 million.

Goodwill and Intangible Assets. TNP has goodwill related to the Merger that had a carrying value of $270.3 million as of March 31, 2003. As discussed in Note 6, TNP has apportioned the carrying value of the goodwill between its Regulated Transmission and Distribution segment and First Choice. As of March 31, 2003, TNP had assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

SFAS 142 requires TNP to test goodwill for impairment at least annually and more frequently when indicators of impairment exist. TNP performed its annual goodwill impairment test as of December 31, 2002, and concluded that the fair value of the goodwill related to the Merger exceeded its carrying value.

To determine the fair value of the goodwill, TNP estimated the fair value of the Regulated Transmission and Distribution and First Choice segments. TNP’s estimate was based on the present value of the projected cash flows of each segment. Projected cash flows for the segments were derived from TNP’s five-year financial forecast.

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

In May 2003, TNP tested the goodwill related to the Merger based on the current five-year forecast that reflects changes regarding customer growth and other factors at First Choice resulting from current market conditions. TNP concluded that, based on the current forecast, the fair value of the goodwill related to the Merger exceeded its carrying value.

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

If TNMP and First Choice were required to account for their respective electricity contracts as derivatives, the fair values of the contracts would be recorded on the balance sheet as assets or liabilities. Changes in the fair values of the contracts would be recognized in earnings.

Recoverable Stranded Costs – Sale of TNP One. TNMP sold TNP One in October 2002. Based on the sale, the fair value of TNP One, less cost to sell, was $117.5 million. The book value of TNP One at December 31, 2001, was approximately $418.5 million. TNMP believes that the difference between the fair value of TNP One, net of selling costs, and its book value at December 31, 2001, is recoverable from TNMP’s Texas transmission and distribution customers under the provisions of Senate Bill 7. Accordingly, TNMP has recorded a regulatory asset for recoverable stranded cost of approximately $301.0 million.

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

Overall Results

TNP had a loss applicable to common stock of $25.2 million for the quarter ended March 31, 2003, compared with income applicable to common stock of $0.7 million for the quarter ended March 31, 2002. The changes in TNP’s earnings for the quarter ended March 31, 2003, are attributable to the factors listed below (in millions):

Earnings Increase(Decrease)
Three Months Ended March 31, 2003 v. 2002
Change in First Choice net income (loss)	$(25.6)
Change in TNMP net income	(0.1)
All other and intercompany eliminations	(0.2)

TNP consolidated earnings decrease	$(25.9)

First Choice Results

First Choice had a net loss of $20.5 million for the quarter ended March 31, 2003, compared with net income of $5.1 million for the quarter ended March 31, 2002. The changes in First Choice’s earnings for the quarter ended March 31, 2003, are attributable to the factors listed below (in millions):

Earnings Increase (Decrease)
Three Months Ended March 31, 2003 v. 2002
Changes in gross profit	$(35.2)
Other operating and maintenance	(5.8)
All other (including income tax effects on the items above)	15.4

First Choice earnings decrease	$(25.6)

First Choice Gross Profit

The following table summarizes the components of First Choice gross profit (in thousands).

	Three Months Ended March 31,
	2003	2002	Increase (Decrease)
Operating revenues	$147,912	$79,826	$68,086
Transmission and distribution costs	48,005	25,625	22,380

Operating revenues, net of transmission and distribution costs	99,907	54,201	45,706

Purchased power and fuel	120,010	39,111	80,899

Gross profit	$(20,103)	$15,090	$(35,193)

Transmission and distribution costs are included in the “Other operating and maintenance” line of TNP’s consolidated income statement. The following table summarizes the components of the change in First Choice’s gross profit for the three months ended March 31, 2003, compared with the same period in 2002 (in thousands).

Three Months Ended March 31, 2003 v. 2002
Changes in price-to-beat rates, primarily fuel factor increases	$12,489
Increased sales to competitive customers, net of transmission and distribution charges	35,320
Increased purchased power expenses attributable to higher prices	(44,482)
Increased purchased power expenses attributable to higher sales	(32,084)
All other	(6,436)

Gross profit decrease	$(35,193)

Gross profit for the three months ended March 31, 2003, decreased $35.2 million, compared with the corresponding 2002 period. The decrease resulted from higher purchased power expenses, partially offset by increased revenues from both price-to-beat and competitive customers.

Revenues from price-to-beat customers for the three months ended March 31, 2003, increased $12.5 million compared with the same period in 2002. The increases resulted from increases in the price-to-beat fuel factor. First Choice implemented three increases in the price-to-beat fuel factor that affected revenues for the first quarter of 2003 compared with the first quarter of 2002. Those increases were implemented in August 2002, February 2003, and March 2003. First Choice implemented another increase in the price-to-beat fuel factor in April 2003. That increase resulted from First Choice’s second request to change the price-to-beat fuel factor in 2003, and it may not request another change in the price-to-beat fuel factor in 2003 except for an emergency filing in order to preserve financial integrity.

Revenues from competitive customers, net of transmission and distribution charges, increased $35.3 million for the quarter ended March 31, 2003, compared with the quarter ended March 31, 2002. The increase reflects higher sales resulting from First Choice’s acquisition of customers in the competitive market.

Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service. The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. During the three months ended March 31, 2003, First Choice billed its customers and incurred transmission and distribution costs related to sales to competitive customers of $23.6 million compared with $7.8 million for the three months ended March 31, 2002. As noted above, the increase reflects the acquisition of customers in the competitive market by First Choice. Transmission and distribution revenues and costs related to price-to-beat sales were $24.4 million for the first quarter of 2003, compared with $17.8 million for the first quarter of 2002.

Purchased power and fuel expenses increased $80.9 million for the three months ended March 31, 2003, compared with the amount incurred in the same period in 2002. Increases in the price of natural gas were primarily responsible for $44.5 million of the increase. The price increases accelerated in December 2002, and First Choice responded to the increases by seeking increases in the price-to-beat fuel factor and by purchasing natural gas options to mitigate the risk of increasing natural gas prices. First Choice began implementing its strategy in November 2002, as discussed in Note 7. Increases in fees charged by ERCOT related to administration of the competitive market also contributed to the increase in purchased power and fuel expense. An additional $32.1 million of the increase is primarily attributable to increased purchases of power to supply customers acquired by First Choice in the competitive market.

Other Operating and Maintenance

Other operating and maintenance expenses for the first quarter of 2003 increased $5.8 million compared with the same period in 2002. The increase resulted from a higher reserve for uncollectible accounts receivable, higher customer acquisition costs and increased personnel costs in First Choice’s customer service organization.

TNMP Results

TNMP had income applicable to common stock of $7.0 million for the quarter ended March 31, 2003, compared with income applicable to common stock of $7.1 million for the quarter ended March 31, 2002. The changes in TNMP’s earnings for the quarter ended March 31, 2003 are attributable to the factors listed below (in millions):

Earnings Increase(Decrease)
Three Months Ended March 31, 2003 v. 2002
Changes in gross profit	$(2.8)
Other operating and maintenance	1.5
Taxes other than income taxes	1.7
All other (including income tax effects on the items above)	(0.5)

TNMP consolidated earnings decrease	$(0.1)

TNMP Gross Profit

The following table summarizes the components of TNMP gross profit (in thousands).

	Three Months Ended March 31,
	2003	2002	Increase (Decrease)
Operating revenues	$61,365	$77,578	$(16,213)
Purchased power and fuel	16,959	30,534	(13,575)
Transmission expense	5,144	4,995	149

Gross profit	$39,262	$42,049	$(2,787)

Transmission expense is included in the “Other operating and maintenance” line of TNMP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the three months ended March 31, 2003, compared with the same period in 2002 (in thousands).

Three Months Ended March 31, 2003 v. 2002
January 2002 bundled rates	$(4,606)
Sale of TNP One output to First Choice – 2002	(3,887)
Weather related	2,973
Customer growth	1,257
Electric service revenues	1,206
All other	270

Gross profit decrease	$(2,787)

Gross profit for the three months ended March 31, 2003, decreased $2.8 million, or 7.0 percent compared with the corresponding 2002 period. The overall decrease is driven by $4.6 million of bundled rates that were billed in 2002 and $3.9 million of net revenues from the sale of TNP One output to First Choice in 2002. Partially offsetting these reductions were increases in revenues of $3.0 million due to weather, $1.3 million due to customer growth and $1.2 million associated with electric service revenues.

Although retail competition began on January 1, 2002, former customers of TNMP were transferred to First Choice following their January 2002 meter reading. As a result, TNMP’s January 2002 revenues include charges for service rendered through January 2002 meter reading dates at prices that reflect the integrated operations of TNMP prior to competition. Beginning in February 2002, TNMP’s revenues reflected rates designed to recover TNMP’s cost of providing transmission and distribution service under the provisions of Senate Bill 7.

In the first quarter of 2002, TNMP sold the output of TNP One to First Choice, which used the power to serve the load of its customers. Beginning in April 2002, TNMP sold the output of TNP One to third parties, until the sale of TNP One in October 2002.

Purchased power and fuel expenses decreased $13.6 million for the three months ended March 31, 2003, compared with the amount incurred in the same period in 2002. Expenses in 2002 included $11.5 million of TNP One fuel costs and $ 4.1 million of purchases made in January 2002 to supply Texas customers prior to their transfer to First Choice or other retail electric providers at the beginning of retail competition.

Operating Expenses

TNMP incurred operating expenses of $45.8 million in the quarter ended March 31, 2003, a decrease of $15.8 million from the amount incurred during the corresponding period of 2002. Operating expenses included in the determination of gross profit decreased $13.4 million.

Operating expenses that are included in the determination of gross profit are discussed above in “TNMP Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses for the first quarter of 2003 decreased $1.5 million compared with the same period in 2002. The decrease is related to operating cost of TNP One, which was sold in October 2002.

Taxes Other Than Income Taxes

Taxes other than income taxes for the first quarter of 2003 decreased $1.7 million from the three months ended March 31, 2002. The decrease is primarily related to ad valorem taxes at TNP One, which was sold in October 2002.

Financial Condition

TNP Liquidity

TNP’s main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement.

Senior Credit Facility. As reported in the 2002 Combined Annual Report on Form 10-K, TNP’s Senior Credit Facility included a $25 million revolving credit facility that was scheduled to expire in April 2003. Upon its expiration, banks with expiring commitments of $15 million agreed to extend the revolving portion of the Senior Credit Facility by two months. As a result of the extension, the revolving portion of the Senior Credit Facility allows TNP to borrow up to $15 million and now expires on June 7, 2003. TNP had no borrowings against the revolving portion of the Senior Credit Facility as of March 31, 2003, and the entire $15 million was available to TNP, subject to compliance with covenants in this facility. TNP anticipates negotiating a longer extension of the revolving portion of the Senior Credit Facility prior to June 7, 2003.

The Senior Credit Facility contains various financial covenants with which TNP must comply. Due to losses during the first quarter of 2003 at First Choice resulting from high natural gas prices, and increased amounts of outstanding debt due to the termination of TNMP’s factoring agreement early in 2002, TNP did not comply with one financial covenant for the period ended March 31, 2003. In May 2003, TNP obtained a modification of that financial covenant, as well as a second covenant. Additional covenants pertaining to risk management practices will be implemented with this amendment. The amendment allows TNP to meet the covenant, which was in noncompliance for the period ended March 31, 2003, and TNP expects to comply with all covenants for the periods covered by the modifications, which extend to September 30, 2004.

For the three months ended March 31, 2003, TNP’s cash flow from operations was $30.4 million higher than in the three months ended March 31, 2002. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase (Decrease)
Three Months Ended March 31, 2003 v. 2002
Increased cash flow from sales	$49.2
Cash flow reduction in 2002 due to termination of factoring agreement	49.6
Higher purchased power payments	(37.7)
Cash paid for natural gas options	(18.7)
Increased cash paid to suppliers	(16.6)
All other	4.6

TNP consolidated cash flow from operations increase	$30.4

Cash flow from sales increased due to the acquisition of customers in the competitive market and increases in the price-to-beat fuel factor. Cash flow in the first quarter of 2002 was reduced due to the termination of TNMP’s factoring agreement in February 2002. As discussed in First Choice Gross Profit, purchased power expenses increased in the first quarter of 2003 due to rising natural gas prices and increased purchases as a result of higher sales to both competitive and price-to-beat customers. First Choice purchased natural gas options in the first quarter of 2003 as part of a strategy to mitigate the risk of increasing natural gas prices, as discussed in Note 7. The increased payments to suppliers are primarily attributable to increased transmission and distribution charges, which were addressed in First Choice Gross Profit.

Cash dividends from TNMP and First Choice to TNP are limited by restrictions in the respective companies’ debt indentures and bank agreements. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP’s ability to pay cash dividends to TNP. Neither TNMP nor First Choice paid dividends during the first quarter of 2003, but TNMP paid dividends of $18.4 million to TNP in April 2003.

TNP, TNMP and First Choice did not make tax sharing payments in the first quarter of 2003. In April 2003, TNMP made a tax sharing payment of $3.7 million to TNP, and TNP made a tax sharing payment of $0.3 million to First Choice.

In April 2003, TNP made a $10 million equity contribution to First Choice.

Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP’s working capital requirements at least through the end of 2004.

TNMP and First Choice Liquidity

The main sources of liquidity for TNMP and First Choice are cash flow from their respective operations and borrowings from the TNMP/First Choice Credit Facility. TNMP’s cash flow from operations for the three months ended March 31, 2003 was $52.9 million higher than in the three months ended March 31, 2002. The increased cash flow was primarily due to First Choice assuming the energy supply activities of TNMP in Texas at the beginning of retail competition, which resulted in TNMP making lower payments for fuel and purchased power costs in the first quarter. In addition, the sale of TNP One resulted in lower ad valorem tax payments in the first quarter of 2003 compared with the corresponding period in 2002.

TNMP/First Choice Credit Facility. First Choice and TNMP may borrow up to $291.9 million under the TNMP/First Choice Credit Facility. TNMP may borrow subject to a guarantee by First Choice. First Choice may borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP’s guarantee is limited to $75 million due to an order issued by the NMPRC in December 2001. Accordingly, First Choice’s borrowings and issuances of letters of credit are limited to $75 million.

As of March 31, 2003, TNMP had outstanding borrowings of $185.0 million against the TNMP/First Choice Credit Facility. TNMP had also guaranteed First Choice’s issuance of $36.5 million of letters of credit under the TNMP/First Choice Credit Facility.

As noted above, First Choice can borrow or issue letters of credit for up to $75 million under the TNMP/First Choice Credit Facility, subject to TNMP’s guarantee. At March 31, 2003, First Choice had issued letters of credit of $36.5 million, and TNMP had guaranteed First Choice’s performance under the power supply contract with Constellation Power Source, Inc. (Constellation) for $25 million. As discussed in Note 7, First Choice amended its power supply agreement with Constellation. As a result of the amendment, TNMP’s ability to guarantee First Choice’s $25 million performance under the Constellation contract is subject to TNMP maintaining a credit rating of at least BB+ from S&P or at least Ba1 from Moody’s. Should TNMP’s ratings fall below those levels, First Choice would be required to issue additional letters of credit under the TNMP/First Choice Credit Facility.

The amendment also enabled First Choice to reduce the letters of credit that it had issued under the TNMP/First Choice Credit Facility by $7.8 million in April 2003. Accordingly, First Choice’s ability to borrow or issue letters of credit increased to $21.3 million, subject to additional borrowings by TNMP. TNMP’s ability to borrow or issue letters of credit increased to $78.2 million, subject to additional borrowings by First Choice.

The guarantees made by TNMP and First Choice require each to assume the obligations of the other in the event of default. As of March 31, 2003, TNMP had a maximum potential liability under its guarantees of First Choice borrowings, issuances of letters of credit and performance under the Constellation contract of $61.5 million. First Choice had a maximum potential liability under its guarantee of TNMP borrowings of $185 million. The guarantees are in force until the expiration of the TNMP/First Choice Credit Facility in October 2003.

Intercompany Loans. Both the TNMP/First Choice Credit Facility and TNP’s Senior Credit Facility allow intercompany loans to be made between TNMP and First Choice. As of March 31, 2003, TNMP had intercompany notes payable to First Choice of $3.8 million. The proceeds from the intercompany borrowing were used to retire debt outstanding under the TNMP/First Choice Credit Facility.

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

First Choice Equity Contribution. In April 2003, First Choice received a $10 million equity contribution from TNP. First Choice used the funds for general corporate purposes.

First Choice’s ability to continue to grow its operations is contingent upon the availability of adequate credit capacity. This capacity is needed to provide credit support to power suppliers when arranging for long-term purchases of power. Under the terms of First Choice’s energy supply agreements, First Choice is required to post collateral with suppliers to cover both settlement exposure and mark-to-market exposure. Settlement exposure is the cost of energy that First Choice has received but for which payment has not yet been made. Mark-to-market exposure is the difference between the contracted price of energy for future periods and the then-current forward market price of the contracted energy. An increase in the quantity and/or price of energy, such as in the summer months, increases the settlement exposure. A decrease in the market price of energy increases the mark-to-market exposure. Conversely, an increase in the market price of energy decreases the mark-to-market exposure. A significant decline in the market price of natural gas and/or electricity, or a continuation of First Choice’s recent success in acquiring new customers, absent the availability of additional credit resources, could limit First Choice’s ability to provide additional credit support to Constellation or other power suppliers. Potential additional credit resources for First Choice other than the existing TNMP/First Choice Credit Facility include, but are not limited to, posting of cash collateral with power suppliers or with lenders who would, in turn, provide letters of credit. The amount of cash available to pledge as collateral would be greatly increased by the execution of a receivables financing arrangement whereby First Choice would sell its receivables to a third party. The amendment to First Choice’s power supply agreement discussed above gave First Choice additional capacity to post collateral to power suppliers.

First Choice is currently pursuing a receivables financing arrangement, as well as analyzing other options for the use of its receivables, such as their possible use as collateral in other financing arrangements.

Item 4. Controls and Procedures.

As of May 1, 2003, the Chief Executive Officers and Chief Financial Officers of TNP and TNMP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officers of TNP and TNMP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNP’s or TNMP’s periodic SEC filings.

There have been no significant changes in TNP’s or TNMP’s internal controls or in other factors that could significantly affect these controls subsequent to May 1, 2003.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 2 and 7 for information regarding additional regulatory and legal matters.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(99.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.4)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

TNP filed an 8-K dated March 28, 2003 to report the issuance of its 2002 Earnings Release.

TNP filed an 8-K dated March 31, 2003 to report the amendment of its power supply agreement with Constellation, and other developments.

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition; resolution of problems with computer systems of ERCOT and other market participants that support the competitive market in Texas and facilitate the customer switching process; the ability of First Choice to attract and retain customers as competition moves forward; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP’s and TNMP’s businesses; decisions in connection with regulatory proceedings; insurance coverage available for claims made in litigation; general business and economic conditions, and price fluctuations in the electric power and natural gas markets; extensions and refinancings of expiring credit facilities; waivers or modifications of provisions in the Senior Credit Facility; and other factors described from time to time in TNP’s and TNMP’s reports filed with the SEC. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	TNP ENTERPRISES, INC.

Date: May 14, 2003	By	\s\ THEODORE A. BABCOCK
Theodore A. Babcock Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date: May 14, 2003	By:	\s\ SCOTT FORBES
Scott Forbes Senior Vice President—Chief Financial and Accounting Officer

CERTIFICATIONS

I, William J. Catacosinos, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TNP Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ WILLIAM J. CATACOSINOS

William J. Catacosinos

Chief Executive Officer

I, Theodore A. Babcock, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TNP Enterprises, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ THEODORE A. BABCOCK

Theodore A. Babcock

Chief Financial Officer

I, Jack V. Chambers, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas-New Mexico Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ JACK V. CHAMBERS

Jack V. Chambers

Chief Executive Officer

I, Scott Forbes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Texas-New Mexico Power Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ SCOTT FORBES

Scott Forbes

Chief Financial and Accounting Officer