Form 10-Q
period 2003-06-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2003-07-24
CIK 741612, 22767

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

or

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

Registrant’s telephone number, including area code 817-731-0099

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

Registrant’s telephone number, including area code 817-731-0099

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

Combined Quarterly Report on Form 10-Q for the period ended June 30, 2003

This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
OPERATING REVENUES	$223,525	$173,376	$407,246	$294,041

OPERATING EXPENSES:
Purchased power and fuel	138,024	87,598	274,993	141,853
Other operating and maintenance	54,948	41,722	107,010	71,053
Accrual for payment to TNMP (Note 2)	419	—	419	—
Depreciation	7,196	7,026	14,320	14,048
Credit for recovery of stranded plant	—	—	—	(733)
Taxes other than income taxes	6,939	7,739	13,709	15,807

Total operating expenses	207,526	144,085	410,451	242,028

OPERATING INCOME (LOSS)	15,999	29,291	(3,205)	52,013

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	16,065	13,725	28,499	27,444
Other interest and amortization of debt-related costs	2,249	1,326	3,366	2,602
Other income and deductions, net	(505)	(185)	(875)	(287)

Total	17,809	14,866	30,990	29,759

INCOME (LOSS) BEFORE INCOME TAXES	(1,810)	14,425	(34,195)	22,254
Income taxes	(792)	5,210	(13,151)	7,870

NET INCOME (LOSS)	(1,018)	9,215	(21,044)	14,384
Dividends on preferred stock and other	5,515	4,808	10,664	9,299

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(6,533)	$4,407	$(31,708)	$5,085

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
NET INCOME (LOSS)	$(1,018)	$9,215	$(21,044)	$14,384

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification adjustment (Note 4)	(990)	—	(1,635)	—
Gas hedge	762	—	(2,262)	—

Total cash flow hedges	(228)	—	(3,897)	—

COMPREHENSIVE INCOME (LOSS)	$(1,246)	$9,215	$(24,941)	$14,384

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$362,723	$202,448
Purchased power and fuel costs paid	(233,001)	(138,283)
Natural gas option premiums paid	(19,147)	—
Cash paid for payroll and to other suppliers	(92,703)	(57,230)
Interest paid, net of amounts capitalized	(32,137)	(28,707)
Income taxes received (paid)	1,044	(3,292)
Other taxes paid	(15,468)	(21,997)
Other operating cash receipts and payments, net	104	(71)

NET CASH USED IN OPERATING ACTIVITIES	(28,585)	(47,132)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and other investing activities	(20,075)	(14,827)

NET CASH USED IN INVESTING ACTIVITIES	(20,075)	(14,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of TNMP senior notes, net of discount	248,923	—
Borrowings from (repayments to) TNMP/First Choice credit facility—net	(164,000)	67,000
Other	—	(5,839)
Redemptions:
TNP term loan	(800)	(800)
Deferred costs associated with financings	(2,332)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	81,791	60,361

NET CHANGE IN CASH AND CASH EQUIVALENTS	33,131	(1,598)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,690	14,145

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,821	$12,547

RECONCILIATION OF NET INCOME (LOSS) TO NET
CASH USED IN OPERATING ACTIVITIES:
Net income (loss)	$(21,044)	$14,384
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Accrual for payment to TNMP	419	—
Depreciation	14,320	14,048
Credit for recovery of stranded plant	—	(733)
Amortization of debt-related costs and other deferred charges	3,205	2,111
Allowance for funds used during construction	(457)	(161)
Deferred income taxes	118	5,487
Investment tax credits	(397)	(780)
Deferred purchased power and fuel costs	1,324	10,641
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(29,317)	(84,605)
Accounts payable	43,175	10,245
Accrued interest	705	(1,077)
Accrued taxes	(13,900)	(5,898)
Changes in other current assets and liabilities	(16,798)	(10,631)
Interest rate lock on issuance of TNMP senior notes	(4,162)	—
Other, net	(5,776)	(163)

NET CASH USED IN OPERATING ACTIVITIES	$(28,585)	$(47,132)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Payment of dividends on preferred stock by issuance of additional preferred shares	$10,080	$8,763

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$49,821	$16,690
Accounts receivable	123,701	94,384
Materials and supplies, at lower of cost or market	1,035	992
Deferred purchased power and fuel costs	581	1,320
Accumulated deferred income taxes	120	122
Gas options	12,219	—
Other current assets	2,232	1,202

Total current assets	189,709	114,710

UTILITY PLANT:
Electric plant	588,701	569,615
Construction work in progress	13,133	11,707

Total	601,834	581,322
Less accumulated depreciation	88,951	74,632

Net utility plant	512,883	506,690

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	1,273	1,273
Goodwill	270,256	270,256
Recoverable stranded costs	298,748	298,748
Regulatory tax assets	1,242	914
Deferred charges	45,081	46,334

Total long-term and other assets	616,600	617,525

	$1,319,192	$1,238,925

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$8,600	$172,600
Accounts payable	85,162	41,987
Accrued interest	13,411	12,706
Accrued taxes	583	14,483
Customers' deposits	6,478	6,438
Other current liabilities	7,470	11,016

Total current liabilities	121,704	259,230

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	24,241	23,656
Accumulated deferred income taxes	132,545	134,498
Accumulated deferred investment tax credits	18,936	19,333
Deferred credits and other liabilities	48,795	52,478

Total long-term and other liabilities	224,517	229,965

LONG-TERM DEBT, LESS CURRENT MATURITIES	767,377	519,195

REDEEMABLE CUMULATIVE PREFERRED STOCK	151,116	140,452

COMMON SHAREHOLDER'S EQUITY
Common shareholder's equity:
Common stock—no par value per share.
Authorized 1,000,000 shares; issued 100 shares	100,000	100,000
Accumulated deficit	(39,922)	(8,214)
Accumulated other comprehensive loss-gas hedge	(2,262)	—
Accumulated other comprehensive loss-other	(3,338)	(1,703)

Total common shareholder's equity	54,478	90,083

COMMITMENTS AND CONTINGENCIES (Note 7)

	$1,319,192	$1,238,925

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
OPERATING REVENUES	$67,761	$76,568	$129,126	$154,146

OPERATING EXPENSES:
Purchased power and fuel	16,342	25,971	33,301	56,505
Other operating and maintenance	17,217	18,661	33,990	36,831
Depreciation of utility plant	7,122	6,966	14,177	13,930
Credit for recovery of stranded plant	—	—	—	(733)
Taxes other than income taxes	5,055	5,981	10,112	12,730

Total operating expenses	45,736	57,579	91,580	119,263

OPERATING INCOME	22,025	18,989	37,546	34,883

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	7,792	4,719	12,078	9,303
Other interest and amortization of debt-related costs	1,020	859	1,700	1,741
Other income and deductions, net	(501)	(197)	(847)	(255)

Total	8,311	5,381	12,931	10,789

INCOME BEFORE INCOME TAXES	13,714	13,608	24,615	24,094
Income taxes	4,882	4,574	8,735	7,935

NET INCOME	$8,832	$9,034	$15,880	$16,159

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
NET INCOME	$8,832	$9,034	$15,880	$16,159

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification adjustment (Note 4)	(941)	—	(1,369)	—

Total cash flow hedges	(941)	—	(1,369)	—

COMPREHENSIVE INCOME	$7,891	$9,034	$14,511	$16,159

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$118,807	$103,045
Purchased power and fuel costs paid	(33,348)	(75,354)
Cash paid for payroll and to other suppliers	(31,245)	(32,333)
Interest paid, net of amounts capitalized	(15,884)	(9,765)
Income taxes paid	(7,041)	(3,626)
Other taxes paid	(13,404)	(21,887)
Other operating cash receipts and payments, net	71	(106)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,956	(40,026)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(19,848)	(14,514)

NET CASH USED IN INVESTING ACTIVITIES	(19,848)	(14,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stocks	(18,400)	(14,000)
Issuance of senior notes, net of discount	248,923	—
Borrowings from (repayments to) credit facility—net	(171,000)	73,000
Deferred expenses associated with financings	(1,407)	130
Capitalization of First Choice Power	—	(23,000)
Notes issued (repaid) to affiliate	(14,557)	19,000
Other	—	(5,839)

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,559	49,291

NET CHANGE IN CASH AND CASH EQUIVALENTS	41,667	(5,249)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284	5,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,951	$385

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$15,880	$16,159
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of utility plant	14,177	13,930
Credit for recovery of stranded plant	—	(733)
Amortization of debt-related costs and other deferred charges	1,546	1,146
Allowance for funds used during construction	(457)	(161)
Deferred income taxes	540	5,911
Investment tax credits	(397)	(780)
Deferred purchased power and fuel costs	1,324	10,641
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(670)	(41,491)
Accounts payable	(497)	(19,278)
Accrued interest	529	(173)
Accrued taxes	(2,238)	(9,582)
Changes in other current assets and liabilities	(5,009)	(16,483)
Interest rate lock on issuance of senior notes	(4,162)	—
Other, net	(2,610)	868

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$17,956	$(40,026)

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED BALANCE SHEETS

	June 30, 2003 (Unaudited)	December 31, 2002
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$41,951	$284
Accounts receivable	34,348	33,678
Materials and supplies, at lower of cost or market	1,035	992
Deferred purchased power and fuel costs	581	1,320
Accumulated deferred income taxes	70	70
Other current assets	1,158	612

Total current assets	79,143	36,956

UTILITY PLANT:
Electric plant	786,336	770,960
Construction work in progress	13,135	11,707

Total	799,471	782,667
Less accumulated depreciation	289,452	278,757

Net utility plant	510,019	503,910

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	343	343
Recoverable stranded costs	298,748	298,748
Regulatory tax assets	1,241	913
Deferred charges	22,320	21,935

Total long-term and other assets	322,652	321,939

	$911,814	$862,805

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$171,000
Notes payable to affiliate	—	14,557
Accounts payable	9,046	9,543
Accrued interest	5,874	5,345
Accrued taxes	7,685	9,923
Customers’ deposits	637	1,092
Other current liabilities	5,207	9,172

Total current liabilities	28,449	220,632

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	24,241	23,656
Accumulated deferred income taxes	148,995	148,971
Accumulated deferred investment tax credits	18,936	19,333
Deferred credits and other liabilities	20,611	24,724

Total long-term and other liabilities	212,783	216,684

LONG-TERM DEBT, LESS CURRENT MATURITIES	423,477	174,495

COMMON SHAREHOLDER’S EQUITY:
Common stock, $10 par value per share
Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,751	197,751
Retained earnings	51,996	54,516
Accumulated other comprehensive loss	(2,749)	(1,380)

Total common shareholder’s equity	247,105	250,994

COMMITMENTS AND CONTINGENCIES (Note 7)

	$911,814	$862,805

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

First Choice must offer former TNMP customers whose loads are less than 1 megawatt a regulated price, commonly called the “price-to-beat.” The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer former TNMP customers any other rate before the loss of 40 percent of the energy consumed by its price-to-beat customers, or January 1, 2005, whichever occurs first.

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

Price-to-Beat Fuel Factor. In response to increases in natural gas prices beginning in December 2002, First Choice has requested and implemented several changes in the price-to-beat fuel factor. The changes in the price-to-beat fuel factor are shown in the following table (dollar amounts in millions):

Date Filed	Date Approved	Percentage Increase in Fuel Factor	Estimated Increase in Annual Revenue
December 2002	February 2003	19%	$17.0
February 2003	March 2003	14%	15.0
March 2003	April 2003	15%	19.0

While First Choice may request only two changes to the price-to-beat fuel factor in a year, it may also file with the PUCT to change the overall price-to-beat in emergency circumstances in order to preserve its financial integrity.

In March 2003, the PUCT adopted a new rule governing the price-to-beat fuel factor. The new rule would limit the ability of First Choice to respond to changes in the market price of natural gas by causing First Choice to calculate proposed changes to the price-to-beat fuel factor based on natural gas prices over a twenty-day period, as opposed to the previous ten-day period. In addition, gas prices must change by five percent before the price-to-beat fuel factor can be changed under the new rule, rather than four percent previously. The PUCT also affirmed its authority to reduce the price-to-beat fuel factor in the 2004 true-up proceeding. The rule would require the PUCT to reduce the price-to-beat fuel factor “if natural gas prices are below the prices embedded in the then-current factors.” The new rule took effect in April 2003.

Clawback. Senate Bill 7 includes a provision, commonly known as the “clawback,” that would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. TNMP will include the credit in the true-up proceeding that will occur in 2004. The maximum credit to TNMP is limited to $150 multiplied by the difference between the number of First Choice price-to-beat customers and the number of First Choice competitively acquired residential and small commercial customers as of January 1, 2004. Based on current assumptions, First Choice estimates that its clawback liability will be $13.1 million. Accordingly, First Choice increased its pre-tax reserve of $12.7 million recorded at December 31, 2002, by $0.4 million in the second quarter of 2003. To the extent that acquisition of competitive customers and loss of price-to-beat customers differs from current projections, an adjustment to the clawback liability could be required. First Choice estimates that significant variations from its current projections could increase its clawback liability by up to an additional $6.1 million.

Final Fuel Reconciliation. Prior to the beginning of retail competition, TNMP recovered fuel and the energy-related portion of purchased power costs from customers through the fuel adjustment clause authorized by the PUCT. The demand-related portion of purchased power was recovered through base rates and, unlike the fuel and energy-related portion, was not subject to adjustment or future reconciliation. As of June 30, 2003, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $24.2 million. On April 1, 2003, TNMP filed an application with the PUCT for the final reconciliation of its fuel and energy-related purchased power costs. This proceeding will reconcile fuel and energy-related purchased power costs incurred between January 1, 2000, and December 31, 2001, in accordance with the provisions of Senate Bill 7. The balance of fuel and energy-related purchased power costs resulting from the final fuel reconciliation will be included in the true-up proceeding for stranded costs that will occur in 2004. Subject to the results of the final fuel reconciliation, any over-recovered balance may reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers.

The final fuel reconciliation has been referred to the State Office of Administrative Hearings (SOAH). The schedule that SOAH adopted for the final fuel reconciliation calls for hearings in August 2003 and a final order in October 2003.

2001 Excess Earnings. As reported in the 2002 Combined Annual Report on Form 10-K, TNMP filed a petition in November 2002 asking the PUCT to allow TNMP to establish a regulatory asset of $3.1 million, the amount of its 2001 Annual Report earnings deficiency that is attributable to System Benefit Fund payments. A hearing on the merits of the petition was held in April 2003. TNMP expects a decision in this matter during the third quarter of 2003. Should the PUCT approve TNMP’s petition, the regulatory asset established would result in a reduction of operating expenses.

Merger Commitments. As conditions for approval of the Merger, TNMP made a number of commitments to both the PUCT and New Mexico Public Regulation Commission (NMPRC). The commitments cover a wide range of financial, operational, electric reliability, and other standards with which TNMP agreed to comply. TNMP made 55 commitments in New Mexico and Texas, of which 47 are currently in effect. TNMP monitors compliance on a monthly basis and could be subject to financial penalties for non-compliance with certain commitments. During the years ended December 31, 2002 and 2001, TNMP was not in compliance with certain commitments regarding electric reliability standards in Texas, and as a result paid $0.2 million in penalties during the second quarter of 2003.

2004 True-Up Proceeding. The PUCT established the schedule for the stranded cost true-up proceeding that will occur in 2004. TNMP is required to file its stranded cost true up under the provisions of Senate Bill 7 between January 12 and January 22, 2004.

New Mexico

Reorganization of New Mexico Operations. In June 2003, TNMP asked the NMPRC for the authority to place its New Mexico operations in a separate wholly owned subsidiary of TNMP. The Federal Energy Regulatory Commission must also approve the request.

Note 3. Accounting Developments

Accounting for Goodwill and Other Intangible Assets

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which TNP adopted on January 1, 2002, requires that TNP test the goodwill recorded as a result of the Merger for impairment at least annually. TNP may be required to test goodwill for impairment between annual tests if “an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.” In June 2003, TNP tested the goodwill related to the Merger based on the current five-year forecast that reflects changes regarding customer growth and other factors at First Choice resulting from current market conditions. TNP concluded that, based on the current forecast, the fair value of the goodwill related to the Merger exceeded its carrying value.

Accounting for Asset Retirement Obligations

TNP and TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. As a result of the adoption of SFAS 143, TNP and TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. As of June 30, 2003, $37.1 million of estimated utility plant removal costs were included in accumulated depreciation.

Derivative Instruments and Hedging Activities

TNP and TNMP adopted SFAS No.149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), on June 30, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. SFAS 149 amends SFAS 133 for decisions made by the Derivatives Implementation Group that required amendments to SFAS 133, in connection with other Financial Accounting Standards Board projects regarding financial instruments, and for implementation issues regarding the application of the definition of a derivative.

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

TNP Interest Rate Swaps. In October 2002, TNP executed a $70 million interest rate swap transaction designed to manage interest rate risk associated with the Senior Credit Facility. The swap will terminate in October 2004. Under the terms of the swap, TNP pays a fixed rate of approximately 2.5 percent and receives variable rates that are currently set at approximately 1.1 percent. As of June 30, 2003, the variable interest rate on the Senior Credit Facility was approximately 6.4 percent, including the effects of the swap.

The fair value of TNP’s swap as of June 30, 2003, was a liability of $1.3 million, which is recorded on its balance sheet in deferred credits and other liabilities.

The interest rate swap was designated as a cash flow hedge. The swap is highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three and six months ended June 30, 2003, TNP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swap in other comprehensive income as shown in the following table.

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(281)	$107	$(174)	$(809)	$308	$(501)
Reclassification adjustments	202	(77)	125	380	(145)	235

Other comprehensive income (loss)	$(79)	$30	$(49)	$(429)	$163	$(266)

Over the next twelve months TNP anticipates that $0.6 million of unrealized after-tax losses will be reclassified from other comprehensive income to interest expense. The estimated amounts to be reclassified represent the earnings volatility that is avoided by using the interest rate swaps.

TNMP Interest Rate Hedges. In October 2002, TNMP executed two $75 million interest rate swap transactions designed to manage interest rate risk associated with the TNMP/First Choice Credit Facility. As discussed in Note 5, TNMP issued $250 million of Senior Notes in June 2003. A portion of the proceeds from that borrowing was used to repay amounts outstanding under the TNMP/First Choice Credit Facility. As a result, TNMP terminated the swaps in June 2003 at a cost of $3.1 million, which was recorded in interest expense.

In May 2003, TNMP executed a $250 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of its $250 million of Senior Notes discussed in Note 5. The rate lock effectively fixed the five-year Treasury yield upon which the yield of the Senior Notes was based at approximately 2.6 percent. TNMP paid $4.2 million upon the issuance of the Senior Notes in June 2003 to settle the rate lock. The cost of the rate lock was recorded in accumulated other comprehensive income and will be amortized to interest expense over the life of the Senior Notes.

The interest rate swaps and the Treasury rate lock were designated as cash flow hedges. The instruments were highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three and six months ended June 30, 2003, TNMP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swaps and Treasury rate lock in other comprehensive income as shown in the following table.

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(4,856)	$1,850	$(3,006)	$(5,922)	$2,256	$(3,666)
Reclassification adjustments	3,336	(1,271)	2,065	3,711	(1,414)	2,297

Other comprehensive income (loss)	$(1,520)	$579	$(941)	$(2,211)	$842	$(1,369)

TNMP displays cash flows from interest rate hedging transactions in the cash flow statement as cash flow from operations, in accordance with the provisions of SFAS No. 104, “Statement of Cash Flows-Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows form Hedging Transactions.”

Natural Gas Call Options. For the three months ended June 30, 2003, First Choice paid $0.4 million to purchase natural gas call options to cover approximately 0.1 million megawatt-hours (MWh) of firm commitments to customers. The options were purchased to mitigate commodity price risk associated with those commitments. First Choice also paid additional premiums of $0.1 million on options purchased during the first quarter of 2003 to modify the settlement provisions of those options.

For the six months ended June 30, 2003, First Choice paid $19.1 million to purchase natural gas options to cover approximately 5.9 million MWh of firm commitments to customers.

The aggregate fair value of First Choice’s natural gas call options as of June 30, 2003, was $12.2 million, as shown in the current assets section of TNP’s consolidated balance sheet.

The options were designated as cash flow hedges. The options are highly effective in offsetting future cash flow volatility caused by increases in natural gas prices. For the three and six months ended June 30, 2003, First Choice’s purchased power expense included pre-tax gains of $1.9 million ($1.2 million after tax) and $2.5 million ($1.5 million after tax), respectively, related to the exercise of natural gas call options. In addition, First Choice recorded unrealized gains (losses), net of reclassification adjustments, associated with its natural gas options in other comprehensive income as shown in the following table.

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefi (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(2,013)	$767	$(1,246)	$(6,927)	$2,639	$(4,288)
Reclassification adjustments	3,244	(1,236)	2,008	3,273	(1,247)	2,026

Other comprehensive income (loss)	$1,231	$(469)	$762	$(3,654)	$1,392	$(2,262)

Over the next twelve months, First Choice estimates that $9.8 million of unrealized after-tax costs related to natural gas call options will be reclassified through other comprehensive income to purchased power expense.

Note 5. Financing

TNP

Senior Credit Facility. TNP’s Senior Credit Facility includes a $70.5 million term loan due in 2005 and a $15 million revolving credit facility that expires on August 7, 2003. The revolving portion of the Senior Credit Facility originally had a commitment of $25 million and was scheduled to expire in April 2003. Banks with commitments of $15 million have agreed to extend the revolving portion of the Senior Credit Facility on two occasions, resulting in the current commitment level and expiration date. TNP anticipates either securing financing to replace, or extending the revolving portion of the Senior Credit Facility prior to its expiration.

The Senior Credit Facility contains various financial covenants with which TNP must comply. Due to losses during the first quarter of 2003 at First Choice resulting from high natural gas prices, and increased amounts of outstanding debt due to the termination of TNMP’s factoring agreement early in 2002, TNP did not comply with one financial covenant for the period ended March 31, 2003. In May 2003, TNP obtained a modification of that financial covenant, as well as a second covenant. Additional covenants pertaining to risk management practices were implemented with this amendment. The amendment allows TNP to meet the covenant, which was in noncompliance for the period ended March 31, 2003, and TNP expects to comply with all covenants for the periods covered by the modifications, which extend to September 30, 2004.

TNMP and First Choice

TNMP/First Choice Credit Facility. Prior to the sale of TNMP Senior Notes described below, First Choice and TNMP had the ability to borrow up to $291.9 million under the TNMP/First Choice Credit Facility. TNMP may borrow subject to a guarantee by First Choice. First Choice may borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP’s guarantee is limited to $75 million due to an order issued by the NMPRC in December 2001. Accordingly, First Choice’s borrowings and issuances of letters of credit are limited to $75 million.

On June 10, 2003, TNMP completed the sale of $250 million of 6.125% Senior Notes due 2008. A portion of the proceeds from this sale was used to repay TNMP’s outstanding borrowings under the TNMP/First Choice Credit Facility. At the same time, TNMP reduced the commitments under that facility from $291.9 million to $90 million. As a result of the sale, TNMP has adequate cash to meet its working capital needs without the need for additional bank financing through at least the end of 2005.

Following the sale of the TNMP Senior Notes, First Choice may continue to borrow from the TNMP/First Choice Credit Facility. As noted above, First Choice can borrow or issue letters of credit for up to $75 million under the TNMP/First Choice Credit Facility, subject to TNMP’s guarantee. At June 30, 2003, First Choice had outstanding borrowings of $7.0 million and had issued letters of credit of $28.7 million under the TNMP/First Choice Credit Facility. In addition, TNMP had guaranteed First Choice’s performance under the power supply contract with Constellation for $25 million. As discussed in Note 7, First Choice amended its power supply agreement with Constellation. As a result of the amendment, TNMP’s ability to guarantee First Choice’s $25 million performance under the Constellation contract is subject to TNMP maintaining a credit rating of at least BB+ from S&P or at least Ba1 from Moody’s. Should TNMP’s ratings fall below those levels, First Choice would be required to issue additional letters of credit under the TNMP/First Choice Credit Facility.

As of June 30, 2003, First Choice had additional capacity to borrow or issue letters of credit under the TNMP/First Choice Credit Facility of $14.3 million.

The guarantees made by TNMP and First Choice require each to assume the obligations of the other in the event of default. As of June 30, 2003, TNMP had a maximum potential liability under its guarantees of First Choice borrowings, issuances of letters of credit and performance under the Constellation contract of $60.7 million. The guarantees are in force until the expiration of the TNMP/First Choice Credit Facility in October 2003.

First Choice does not have any guarantees of TNMP borrowings in force as a result of TNMP’s repayment of its outstanding borrowings under the TNMP/First Choice Credit Facility, as discussed above.

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

	Three Months Ended June 30, 2003
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data
Revenue from external customers	$39,399	$184,126	$—	$223,525
Intercompany revenue	28,362	—	(28,362)	—
Purchased power and fuel	(16,342)	(121,682)	—	(138,024)
Other direct costs	(5,215)	(54,572)	27,965	(31,822)
Depreciation expense	(7,122)	(73)	(1)	(7,196)
Other operating expenses	(17,055)	(12,201)	(1,228)	(30,484)

Operating income (loss)	22,027	(4,402)	(1,626)	15,999
Other income and deductions, net	499	—	6	505
Interest charges	(8,812)	(316)	(9,186)	(18,314)

Income (loss) before taxes	13,714	(4,718)	(10,806)	(1,810)
Income taxes	(4,882)	1,836	3,838	792

Net income (loss)	$8,832	$(2,882)	$(6,968)	$(1,018)

Cash Flow Data
Cash received from customers	$68,758	$163,733	$(33,703)	$198,788
Purchased power and fuel costs paid	(19,161)	(117,458)	—	(136,619)
Natural gas option premiums paid	—	(495)	—	(495)
Cash paid for payroll and to other suppliers	(16,854)	(8,078)	(507)	(25,439)
Transmission and distribution charges	—	(56,229)	33,306	(22,923)
Interest and other taxes paid	(12,162)	(695)	(15,310)	(28,167)
Intercompany dividends, income taxes refunded (paid), and other	(8,069)	(819)	7,199	(1,689)

Net cash provided by (used in) operations	12,512	(20,041)	(9,015)	(16,544)

Net cash used in investing activities, primarily additions to utility plant	(10,964)	(76)	—	(11,040)

Borrowings from (repayments of) credit facilities	(185,000)	7,000	(400)	(178,400)
Issuance of senior notes, net of discount	248,923	—	—	248,923
Intercompany dividends	(18,400)	—	18,400	—
Intercompany financing	—	10,000	(10,000)	—
Intercompany borrowing (lending)	(3,800)	3,800	—	—
Other	(1,480)	(172)	(680)	(2,332)

Net cash provided by (used in) financing activities	$40,243	$20,628	$7,320	$68,191

Balance Sheet Data as of June 30, 2003
Cash and cash equivalents	$41,949	$1,884	$5,988	$49,821
Accounts receivable	35,008	106,042	(17,349)	123,701
Other current assets	2,844	13,164	179	16,187
Net utility plant	510,019	2,844	20	512,883
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,748	—	—	298,748
Other property, regulatory tax assets and deferred charges	23,186	124	24,286	47,596

Total assets	$911,754	$124,058	$283,380	$1,319,192

Current maturities of long-term debt	$—	$7,000	$1,600	$8,600
Accounts payable	8,986	92,187	(16,011)	85,162
Other current liabilities	19,403	437	8,102	27,942
Deferred purchased power and fuel costs	24,241	—	—	24,241
Accumulated deferred income taxes and investment tax credits	167,931	(6,363)	(10,087)	151,481
Deferred credits	20,611	13,144	15,040	48,795
Long-term debt, less current maturities	423,477		343,900	767,377
Redeemable cumulative preferred stock	—	—	151,116	151,116
Common shareholder's equity	247,105	17,653	(210,280)	54,478

Total liabilities and shareholder's equity	$911,754	$124,058	$283,380	$1,319,192

	Three Months Ended June 30, 2002
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data
Revenue from external customers	$32,834	$123,341	$17,201	$173,376
Intercompany revenue	26,733	—	(26,733)	—
Purchased power and fuel	(15,308)	(61,426)	(10,864)	(87,598)
Other direct costs	(4,716)	(40,994)	26,307	(19,403)
Depreciation expense	(6,966)	(59)	(1)	(7,026)
Other operating expenses	(16,494)	(8,956)	(4,608)	(30,058)

Operating income (loss)	16,083	11,906	1,302	29,291
Other income and deductions, net	2,755	118	(2,688)	185
Interest charges	(5,230)	(307)	(9,514)	(15,051)

Income (loss) before taxes	13,608	11,717	(10,900)	14,425
Income taxes	(4,574)	(4,519)	3,883	(5,210)

Net income (loss)	$9,034	$7,198	$(7,017)	$9,215

Cash Flow Data
Cash received from customers	$48,094	$97,995	$(15,658)	$130,431
Purchased power and fuel costs paid	(15,594)	(58,582)	(5,413)	(79,589)
Natural gas option premiums paid	—	—	—	—
Cash paid for payroll and to other suppliers	(15,965)	(3,737)	(1,411)	(21,113)
Transmission and distribution charges	—	(30,202)	21,366	(8,836)
Interest and other taxes paid	(5,568)	(445)	(16,243)	(22,256)
Intercompany dividends, income taxes refunded (paid), and other	(3,686)	(1,925)	2,248	(3,363)

Net cash provided by (used in) operations	7,281	3,104	(15,111)	(4,726)

Net cash used in investing activities, primarily additions to utility plant	(7,167)	(46)	(39)	(7,252)

Borrowings from (repayments of) credit facilities	15,000	—	(400)	14,600
Intercompany dividends	(9,000)	(5,000)	14,000	—
Intercompany financing	—	—	—	—
Intercompany borrowing (lending)	(6,000)	6,000	—	—
Other	155	(130)	(25)	—

Net cash provided by (used in) financing activities	$155	$870	$13,575	$14,600

Balance Sheet Data as of June 30, 2002
Cash and cash equivalents	$329	$3,991	$8,227	$12,547
Accounts receivable	45,521	69,424	(20,803)	94,142
Other current assets	5,363	334	118,528	124,225
Net utility plant	492,680	2,659	26	495,365
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,250	—	—	298,250
Other property, regulatory tax assets and deferred charges	87,349	18,975	(52,809)	53,515

Total assets	$929,492	$95,383	$323,425	$1,348,300

Current maturities of long-term debt	$—	$—	$1,600	$1,600
Accounts payable	8,575	54,995	(19,724)	43,846
Other current liabilities	22,513	10,662	11,513	44,688
Deferred purchased power and fuel costs	22,326	—	—	22,326
Accumulated deferred income taxes and investment tax credits	149,787	8	(11,571)	138,224
Deferred credits	10,724	—	27,252	37,976
Long-term debt, less current maturities	401,353		443,900	845,253
Redeemable cumulative preferred stock	—	—	130,490	130,490
Common shareholder's equity	314,214	29,718	(260,035)	83,897

Total liabilities and shareholder's equity	$929,492	$95,383	$323,425	$1,348,300

	Six Months Ended June 30, 2003
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data
Revenue from external customers	$75,208	$332,038	$—	$407,246
Intercompany revenue	53,918	—	(53,918)	—
Purchased power and fuel	(33,378)	(241,692)	77	(274,993)
Other direct costs	(10,359)	(102,577)	53,124	(59,812)
Depreciation expense	(14,177)	(140)	(3)	(14,320)
Other operating expenses	(33,657)	(24,978)	(2,691)	(61,326)

Operating income (loss)	37,555	(37,349)	(3,411)	(3,205)
Other income and deductions, net	838	112	(75)	875
Interest charges	(13,778)	(620)	(17,467)	(31,865)

Income (loss) before taxes	24,615	(37,857)	(20,953)	(34,195)
Income taxes	(8,735)	14,438	7,448	13,151

Net income (loss)	$15,880	$(23,419)	$(13,505)	$(21,044)

Cash Flow Data
Cash received from customers	$118,807	$297,652	$(53,736)	$362,723
Purchased power and fuel costs paid	(33,132)	(199,652)	(217)	(233,001)
Natural gas option premiums paid	—	(19,147)	—	(19,147)
Cash paid for payroll and to other suppliers	(31,463)	(20,793)	(2,422)	(54,678)
Transmission and distribution charges	—	(90,974)	52,949	(38,025)
Interest and other taxes paid	(29,287)	(2,197)	(16,121)	(47,605)
Intercompany dividends, income taxes refunded (paid), and other	(6,969)	697	7,420	1,148

Net cash provided by (used in) operations	17,956	(34,414)	(12,127)	(28,585)

Net cash used in investing activities, primarily additions to utility plant	(19,848)	(227)	—	(20,075)

Borrowings from (repayments of) credit facilities	(171,000)	7,000	(800)	(164,800)
Issuance of senior notes, net of discount	248,923	—	—	248,923
Intercompany dividends	(18,400)	—	18,400	—
Intercompany financing	—	10,000	(10,000)	—
Intercompany borrowing (lending)	(14,557)	14,557	—	—
Other	(1,407)	(245)	(680)	(2,332)

Net cash provided by (used in) financing activities	$43,559	$31,312	$6,920	$81,791

Balance Sheet Data as of June 30, 2003
Cash and cash equivalents	$41,949	$1,884	$5,988	$49,821
Accounts receivable	35,008	106,042	(17,349)	123,701
Other current assets	2,844	13,164	179	16,187
Net utility plant	510,019	2,844	20	512,883
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,748	—	—	298,748
Other property, regulatory tax assets and deferred charges	23,186	124	24,286	47,596

Total assets	$911,754	$124,058	$283,380	$1,319,192

Current maturities of long-term debt	$—	$7,000	$1,600	$8,600
Accounts payable	8,986	92,187	(16,011)	85,162
Other current liabilities	19,403	437	8,102	27,942
Deferred purchased power and fuel costs	24,241	—	—	24,241
Accumulated deferred income taxes and investment tax credits	167,931	(6,363)	(10,087)	151,481
Deferred credits	20,611	13,144	15,040	48,795
Long-term debt, less current maturities	423,477		343,900	767,377
Redeemable cumulative preferred stock	—	—	151,116	151,116
Common shareholder's equity	247,105	17,653	(210,280)	54,478

Total liabilities and shareholder's equity	$911,754	$124,058	$283,380	$1,319,192

	Six Months Ended June 30, 2002
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data
Revenue from external customers	$73,672	$203,167	$17,202	$294,041
Intercompany revenue	48,082	—	(48,082)	—
Purchased power and fuel	(34,415)	(100,538)	(6,900)	(141,853)
Other direct costs	(9,710)	(66,618)	47,230	(29,098)
Depreciation expense	(13,930)	(115)	(3)	(14,048)
Other operating expenses	(31,947)	(15,585)	(9,497)	(57,029)

Operating income (loss)	31,752	20,311	(50)	52,013
Other income and deductions, net	2,817	189	(2,719)	287
Interest charges	(10,475)	(465)	(19,106)	(30,046)

Income (loss) before taxes	24,094	20,035	(21,875)	22,254
Income taxes	(7,935)	(7,726)	7,791	(7,870)

Net income (loss)	$16,159	$12,309	$(14,084)	$14,384

Cash Flow Data
Cash received from customers	$81,519	$139,193	$(17,845)	$202,867
Purchased power and fuel costs paid	(53,566)	(78,320)	(6,397)	(138,283)
Natural gas option premiums paid	—	—	—	—
Cash paid for payroll and to other suppliers	(34,006)	(11,506)	(913)	(46,425)
Transmission and distribution charges	—	(34,493)	23,269	(11,224)
Interest and other taxes paid	(25,364)	(132)	(25,208)	(50,704)
Intercompany dividends, income taxes refunded (paid), and other	1,139	(5,398)	896	(3,363)

Net cash provided by (used in) operations	(30,278)	9,344	(26,198)	(47,132)

Net cash used in investing activities, primarily additions to utility plant	(14,415)	(110)	(302)	(14,827)

Borrowings from (repayments of) credit facilities	73,000	(6,000)	(800)	66,200
Intercompany dividends	(14,000)	(5,000)	19,000	—
Intercompany financing	(32,963)	23,000	9,963	—
Intercompany borrowing (lending)	19,000	(19,100)	100	—
Other	(5,651)	(130)	(58)	(5,839)

Net cash provided by (used in) financing activities	$39,386	$(7,230)	$28,205	$60,361

Balance Sheet Data as of June 30, 2002
Cash and cash equivalents	$329	$3,991	$8,227	$12,547
Accounts receivable	45,521	69,424	(20,803)	94,142
Other current assets	5,363	334	118,528	124,225
Net utility plant	492,680	2,659	26	495,365
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,250	—	—	298,250
Other property, regulatory tax assets and deferred charges	87,349	18,975	(52,809)	53,515

Total assets	$929,492	$95,383	$323,425	$1,348,300

Current maturities of long-term debt	$—	$—	$1,600	$1,600
Accounts payable	8,575	54,995	(19,724)	43,846
Other current liabilities	22,513	10,662	11,513	44,688
Deferred purchased power and fuel costs	22,326	—	—	22,326
Accumulated deferred income taxes and investment tax credits	149,787	8	(11,571)	138,224
Deferred credits	10,724	—	27,252	37,976
Long-term debt, less current maturities	401,353		443,900	845,253
Redeemable cumulative preferred stock	—	—	130,490	130,490
Common shareholder’s equity	314,214	29,718	(260,035)	83,897

Total liabilities and shareholder’s equity	$929,492	$95,383	$323,425	$1,348,300

As of June 30, 2003, TNP has assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

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

As reported in the 2002 Combined Annual Report on Form 10-K, First Choice had firm commitments to supply approximately 0.7 million MWh of energy to competitive customers during 2004, for which it had not secured supplier commitments. Approximately 0.5 million MWh of those commitments applied to the January to August time period. As a result of the amendment to the power supply and service agreement, and the termination of First Choice’s requirement to assign the third party power contract to Constellation, First Choice obtained fixed-price power to cover its 2004 firm commitments, from January through August.

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

First Choice Customer Operations

As discussed in Note 2, the Texas electricity market has been open to retail competition since January 1, 2002. First Choice has addressed, and continues to address, a number of issues related to the development of retail competition.

Customer Retention and Acquisition. At June 30, 2003, First Choice served approximately 186,000 customers at price-to-beat rates and approximately 75,000 customers at competitive rates. At June 30, 2002, First Choice served approximately 190,000 and 24,000 price-to-beat and competitive customers, respectively. First Choice’s customer totals do not include entities that have chosen First Choice as their retail electric provider, but have yet to receive a bill pending completion of the switching process.

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

The structure described above limits First Choice’s collection activities, and affects both bad debt expense and the level of delinquent accounts receivable. Bad debt expense as a percentage of operating revenues for First Choice was approximately 1.3 percent for the six months ended June 30, 2003, which is the same rate it experienced during 2002. On average, delinquent accounts receivable were approximately 5.4 percent of monthly operating revenue for the six months ended June 30, 2003, compared with the 2002 delinquency rate of 9.7 percent. First Choice expects that its delinquency rate will continue to decrease during 2003 due to a number of internal and external factors that are discussed in the remainder of this section.

Switching and Billing Issues. At the beginning of retail competition, transactions and data did not flow between the market participants as accurately or in the volumes that the system was designed to accommodate. The impaired data flow limited the ability of retail electric providers to switch customers from one retailer to another, and caused billing inaccuracies at First Choice. Retail electric providers, transmission and distribution service providers and the Electric Reliability Council of Texas (ERCOT) are all working together to address these problems in order to improve the infrastructure and processes that support the competitive electric market. The efforts of the various market participants have resulted in improvements in the switching process, correction of errors that occurred shortly after the market opened and improved data flows between the market participants. TNMP and First Choice expect these improvements to continue.

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

First Choice Energy Supply

First Choice assumed the energy supply activities of TNMP in Texas on January 1, 2002. The competitive market created under the provisions of Senate Bill 7 contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat twice a year to recognize changes in natural gas prices. As a result, changes in the market prices of fuel and purchased power will affect First Choice’s operating results. To manage this risk, First Choice has established a strategy to mitigate the effects of changing prices.

Constellation is the primary supplier of power for First Choice’s price-to-beat customers. As First Choice gains competitive customers, it procures power for those competitive customers from a number of suppliers.

Strategy for mitigating fluctuation in costs of energy supply. First Choice has adopted a risk management policy that establishes minimal amounts of risk that First Choice may assume. First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply or by purchasing options to limit exposure to upward movements in prices of its energy supply.

Price-to-Beat Customers. For the first half of 2003, First Choice purchased its power supply for price-to-beat customers primarily from Constellation at prices that varied with monthly natural gas prices. Although it has the ability to purchase supply at fixed prices under its contract with Constellation, First Choice expects to continue purchasing power supply from Constellation and other suppliers with varying natural gas prices for the remainder of 2003, in order to minimize the required collateral posting to power suppliers. The price-to-beat fuel factor plus a fixed component of price-to-beat rates of approximately $19 per megawatt hour (“MWh”) comprise the total price-to-beat fuel recovery rate. As a result of significant gas price increases in early 2003, First Choice requested a change in the factor in February 2003, which was approved by the PUCT in March 2003. As a result, the total price-to-beat fuel rate increased to approximately $55 per MWh.

In April 2003, the PUCT approved First Choice’s second request for a change in the price-to beat fuel factor in 2003, the maximum number of changes that First Choice is allowed to request for the year. As a result, the total price-to-beat fuel rate increased to $60 per MWh.

Since First Choice has received both of its allowed changes in the price-to-beat fuel factor for 2003, First Choice purchased natural gas call options in mid-March 2003 to cap the exposure to further increases in natural gas on its forecasted price-to-beat load. The purchase of the options limited the price of energy to supply First Choice’s price-to-beat load to slightly lower than the price inherent in the current price-to-beat fuel factor.

Competitive Customers. Early in 2002, First Choice purchased power supplies at fixed prices for the entire term of a customer’s contract at the time the customer signed a contract. During 2002, First Choice recognized that purchasing fixed price supply during periods of high gas prices subjected it to additional credit requirements. When gas prices fell below the levels of the fixed price purchase commitments, First Choice was required to post collateral to its suppliers. First Choice’s ability to post collateral is limited by factors discussed in “TNMP and First Choice Liquidity”. To address this issue, First Choice developed a strategy based on the purchase of call options to mitigate the risk of increasing gas prices, which was adopted in November 2002. As previously disclosed in the Combined Annual Report on Form 10-K, implementation of this strategy was delayed due to the discovery that the initial option purchase had been made with an organization created by a now former First Choice employee. At the time, the former employee had the responsibility of negotiating and contracting with energy counter parties.

By mid-March 2003, First Choice secured natural gas call options to cover its projected sales to competitive customers for the period from April 2003 to December 2003. First Choice has mitigated its risks by covering new customer contracts subsequent to March by purchasing natural gas call options as soon after the contracts are executed as practical.

First Choice executed a number of contracts for competitive customers in late 2002, prior to purchasing the natural gas call options in March 2003. At the time of executing the contracts, First Choice estimated that energy prices would average $35 per MWh based on gas costs of $3.99 per million British Thermal Units (“mmbtu”). Natural gas prices started to rise above $3.99 per mmbtu in December 2002 and monthly average prices ranged between $4.99 per mmbtu and $9.13 per mmbtu during the first half of 2003. Due to the increase in natural gas prices First Choice realized a net decrease in gross margin of $7.1 million and $40.6 million for the three and six months ended June 30, 2003, respectively, when compared to the same periods of 2002. During the three and six months ended June 30, 2003, the price of natural gas paid by First Choice averaged $5.40 per mmbtu and $6.00 per mmbtu, respectively.

Future Impact of Gas Price Movement. For the remainder of 2003, First Choice has limited its exposure to gas prices as discussed above. If the cost of gas is above $6.50 per mmbtu for the remainder of the year, the result would be a decrease in gross margin of $59.5 million for the last half of 2003, when compared to gross margins for the last half of 2002, when gross margins were $46.9 million. Gross margins for the last half of 2003 will also be affected by factors other than changes to the cost of natural gas. Based on forward prices as of July 16, 2003, which suggest an average price for the remainder of the year of $5.11 per mmbtu, the impact on gross margins would be a reduction of approximately $45.5 million, when compared to the last half of 2002. For every $0.50 per mmbtu change in average gas price for the remainder of the year, we would expect a change in gross margins of approximately $13.8 million, excluding the effects of exercising natural gas options.

Load Forecasting Risks. First Choice’s load forecast is continually monitored and revised to account for changing customer loads (both price-to-beat and competitive) due to among other things, customer additions and losses, changes in customers’ usage, severe or unexpected weather, and timing of customer switching. Short-term load forecasts are developed to identify short-term load surpluses and shortages, and to insure that hedges are in place to cover expected sales. To the extent these short-term load forecasts identify shortages, First Choice covers any on-peak shortages through short-term power purchases. First Choice may cover off-peak shortages through purchases on the ERCOT balancing market where off-peak prices are generally lower than can be contracted through short-term purchases.

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

Clawback. First Choice is subject to a provision of Senate Bill 7 commonly known as the “clawback.” The clawback would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. Additional details regarding the clawback are discussed in Note 2. First Choice increased the pre-tax reserve related to its estimated clawback liability of $12.7 million recorded at December 31, 2002, by $0.4 million in the second quarter of 2003. First Choice’s estimated clawback liability is based upon its current estimates of the number of competitive customers it will acquire and the number of price-to-beat customers it will lose through January 1, 2004. To the extent First Choice’s acquisition of competitive customers and loss of price-to-beat customers differs from current projections, the amount of the clawback liability would be different. First Choice estimates that significant variations from its current projections could increase its clawback liability by up to an additional $6.1 million.

Goodwill and Intangible Assets. TNP has goodwill related to the Merger that had a carrying value of $270.3 million as of June 30, 2003. As discussed in Note 6, TNP has apportioned the carrying value of the goodwill between its Regulated Transmission and Distribution segment and First Choice. As of June 30, 2003, TNP had assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

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

In June 2003, TNP tested the goodwill related to the Merger based on the current five-year forecast that reflects changes regarding customer growth and other factors at First Choice resulting from current market conditions. TNP concluded that, based on the current forecast, the fair value of the goodwill related to the Merger exceeded its carrying value.

Accounting for Derivatives—Normal Purchases and Sales. In the normal course of business TNMP and First Choice enter into commodity contracts, which include “swing” components for additional purchases of electricity, in order to meet customer requirements. In most circumstances, such contracts would be defined as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” However, the Financial Accounting Standards Board (FASB) has defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133. Based on the FASB’s guidance, the management of TNMP and First Choice has determined that their respective contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP and First Choice do not account for their respective electricity contracts as derivatives.

If TNMP and First Choice were required to account for their respective electricity contracts as derivatives, the fair values of the contracts would be recorded on the balance sheet as assets or liabilities. Changes in the fair values of the contracts would be recognized in earnings.

Recoverable Stranded Costs—Sale of TNP One. TNMP sold TNP One in October 2002. Based on the sale, the fair value of TNP One, less cost to sell, was $117.5 million. The book value of TNP One at December 31, 2001, was approximately $418.5 million. TNMP believes that the difference between the fair value of TNP One, net of selling costs, and its book value at December 31, 2001, is recoverable from TNMP’s Texas transmission and distribution customers under the provisions of Senate Bill 7. Accordingly, TNMP has recorded a regulatory asset for recoverable stranded cost of approximately $301.0 million.

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

Overall Results

TNP had a loss applicable to common stock of $6.5 million for the quarter ended June 30, 2003, compared with income applicable to common stock of $4.4 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, TNP had a loss applicable to common stock of $31.7 million compared with income applicable to common stock of $5.1 million for the six months ended June 30, 2002. The changes in TNP’s earnings for the quarter and six months ended June 30, 2003 are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months Ended June 30, 2003 v. 2002	Six Months Ended June 30, 2003 v. 2002
Change in First Choice earnings	$(10.1)	$(35.7)
Change in TNMP consolidated earnings	(0.2)	(0.3)
All other and intercompany eliminations	(0.6)	(0.8)

Change in TNP consolidated earnings	$(10.9)	$(36.8)

First Choice Results

First Choice had a net loss of $2.9 million for the quarter ended June 30, 2003, compared with net income of $7.2 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, First Choice had a net loss of $23.4 million, compared with net income of $12.3 million for the six months ended June 30, 2002. The changes in First Choice’s earnings for the quarter and six months ended June 30, 2003 are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months Ended June 30, 2003 v. 2002	Six Months Ended June 30, 2003 v. 2002
Changes in gross profit	$(13.1)	$(48.2)
Other operating and maintenance	(3.2)	(9.0)
All other (including income tax effects on the items above)	6.2	21.5

Change in First Choice earnings	$(10.1)	$(35.7)

First Choice Gross Profit

The following table summarizes the components of First Choice gross profit (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	Increase (Decrease)	2003	2002	Increase (Decrease)
Operating revenues	$184,126	$123,341	$60,785	$332,038	$203,167	$128,871
Transmission and distribution costs	54,153	40,993	13,160	102,158	66,618	35,540

Operating revenues, net of
transmission and distribution costs	129,973	82,348	47,625	229,880	136,549	93,331
Purchased power and fuel	121,682	61,426	60,256	241,692	100,538	141,154
Clawback accrual	419	—	419	419	—	419

Gross profit (loss)	$7,872	$20,922	$(13,050)	$(12,231)	$36,011	$(48,242)

Transmission and distribution costs are included in the “Other operating and maintenance” line of TNP’s consolidated income statement. The clawback accrual is shown on the income statement as “Accrual for payment to TNMP.” The following table summarizes the components of the change in First Choice’s gross profit for the three and six months ended June 30, 2003, compared with the same periods in 2002 (in thousands).

	Three Months Ended June 30, 2003 v. 2002	Six Months Ended June 30, 2003 v. 2002
Price variance
Changes in price-to-beat rates, primarily fuel factor increases	$19,034	$31,523
Changes in competitive rates	11,821	10,336
Increased purchased power expenses attributable to higher prices	(37,891)	(82,373)
Quantity variance
Increased sales to competitive customers, net of transmission and distribution charges	17,952	53,271
Increased purchased power expenses attributable to higher sales	(22,987)	(55,071)
All other	(979)	(5,928)

Gross profit decrease	$(13,050)	$(48,242)

Gross profit for the three and six months ended June 30, 2003, decreased $13.1 million and $48.2 million, respectively, compared with the corresponding 2002 periods. The decreases in both periods resulted from higher purchased power expenses, partially offset by increased revenues from both price-to-beat and competitive customers.

Revenues from price-to-beat customers for the second quarter and the six months ended June 30, 2003 increased $19.0 million and $31.5 million, respectively, compared with the same period in 2002. The increases resulted from changes in the price-to-beat fuel factor that were implemented in August 2002, February 2003, March 2003 and April 2003.

Revenues from competitive customers, net of transmission and distribution charges, increased $29.8 million for the quarter ended June 30, 2003, compared with the quarter ended June 30, 2002. Changes in rates accounted for $11.8 million of the increase. During the second quarter of 2003, First Choice charged competitive customers higher rates to offset increasing natural gas prices. The remaining $18.0 million increase reflects higher sales resulting from First Choice’s acquisition of customers in the competitive market.

Revenues from competitive customers, net of transmission and distribution charges, increased $63.6 million for the six months ended June 30, 2003, compared with the six months ended June 30, 2002. Changes in rates accounted for $10.3 million of the increase, and higher sales accounted for $53.3 million of the increase. The increases are attributable to the same factors that affected revenues from competitive customers for the second quarter.

Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service. The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. During the three months ended June 30, 2003, First Choice billed its customers and incurred transmission and distribution costs related to sales to competitive customers of $27.5 million, compared with $13.7 million for the three months ended June 30, 2002. For the six months ended June 30, 2003, First Choice billed and incurred transmission and distribution costs related to sales to competitive customers of $51.1 million, compared with $21.6 million for the six months ended June 30, 2002. As noted above, the increases reflect the acquisition of customers in the competitive market by First Choice.

Transmission and distribution revenues and costs related to price-to-beat sales were $26.6 million for the second quarter of 2003, compared with $27.2 million for the second quarter of 2002. Price-to-beat-related transmission and distribution costs were $51.0 million for the six months ended June 30, 2003, compared with $45.0 million for the six months for the six months ended June 30, 2003.

Purchased power and fuel expenses increased $60.3 million for the three months ended June 30, 2003, compared with the amount incurred in the same period in 2002. Increases in the price of natural gas were primarily responsible for $37.9 million of the increase. The price increases accelerated in December 2002, and First Choice responded to the increases by seeking increases in the price-to-beat fuel factor and by purchasing natural gas options to mitigate the risk of increasing natural gas prices. First Choice began implementing its strategy in November 2002, as discussed in Note 7. An additional $23.0 million of the increase is primarily attributable to increased purchases of power to supply customers acquired by First Choice in the competitive market.

Purchased power and fuel expenses increased $141.2 million for the six months ended June 30, 2003, compared with the amount incurred in the same period in 2002. Increases in the price of natural gas were primarily responsible for $82.4 million of the increase. Increases in fees charged by ERCOT related to administration of the competitive market also contributed to the increase in purchased power and fuel expense. An additional $55.1 million of the increase is primarily attributable to increased purchases of power to supply customers acquired by First Choice in the competitive market.

Other Operating and Maintenance

Other operating and maintenance expenses for the second quarter of 2003 increased $3.2 million compared with the same period in 2002. For the six months ended June 30, 2003, other operating and maintenance expenses increased $9.0 million compared with the same period in 2002. The increases resulted from a higher reserve for uncollectible accounts receivable, higher customer acquisition costs and increased personnel costs in First Choice’s customer service organization.

TNMP Results

TNMP had income applicable to common stock of $8.8 million for the quarter ended June 30, 2003, compared with income applicable to common stock of $9.0 million for the quarter ended June 30, 2002. For the six months ended June 30, 2003, TNMP had income applicable to common stock of $15.9 million compared with income applicable to common stock of $16.2 million for the six months ended June 30, 2002. The changes in TNMP’s earnings for the quarter and six months ended June 30, 2003 are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months Ended June 30, 2003 v. 2002	Six Months Ended June 30, 2003 v. 2002
Changes in gross profit	$0.3	$(2.5)
Other operating and maintenance	1.9	3.5
Taxes other than income taxes	0.9	2.6
Interest charges	(3.2)	(2.7)
All other (including income tax effects on the items above)	(0.1)	(1.2)

Change in TNMP consolidated earnings	$(0.2)	$(0.3)

TNMP Gross Profit

The following table summarizes the components of TNMP gross profit (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2002	Increase (Decrease)	2003	2002	Increase (Decrease)
Operating revenues	$67,761	$76,568	$(8,807)	$129,126	$154,146	$(25,020)
Purchased power and fuel	16,342	25,971	(9,629)	33,301	56,505	(23,204)
Transmission expense	5,215	4,716	499	10,359	9,710	649

Gross profit	$46,204	$45,881	$323	$85,466	$87,931	$(2,465)

Transmission expense is included in the “Other operating and maintenance” line of TNMP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the three and six months ended June 30, 2003, compared with the same periods in 2002 (in thousands).

	Three Months Ended June 30, 2003 v. 2002	Six Months Ended June 30, 2003 v. 2002
January 2002 bundled rates	$—	$(4,606)
Sales of TNP One output—2002	(6,338)	(10,225)
Customer growth	574	1,831
Weather related	1,534	4,507
Electric service and rental revenues	2,189	3,395
Price/sales mix and other	2,364	2,633

Gross profit increase (decrease)	$323	$(2,465)

Gross profit for the three months ended June 30, 2003, increased $0.3 million, or 0.7 percent compared with the corresponding 2002 period. The overall increase is attributable to higher electric service revenues, including fees, and higher weather-related sales in residential and commercial classes. These increases were offset by revenue received from the sale of TNP One output during 2002.

Gross profit for the six months ended June 30, 2003, decreased $2.5 million, or 2.8 percent compared with the corresponding 2002 period. The decrease is attributable to revenue received from the sale of TNP One output during 2002 and revenues from the billing of bundled rates in January 2002. The decrease was partially offset by the same factors that increased revenues for the second quarter, as discussed above.

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

Purchased power and fuel expenses decreased $9.6 million for the three months ended June 30, 2003, compared with the amount incurred in the same period in 2002. Expenses in 2002 included $10.7 million of TNP One fuel costs.

Purchased power and fuel expenses decreased $23.2 million for the six months ended June 30, 2003, compared with the amount incurred in the same period in 2002. Expenses in 2002 included $22.1 million of TNP One fuel costs.

Operating Expenses

TNMP incurred operating expenses of $45.7 million for the quarter ended June 30, 2003, a decrease of $11.8 million from the amount incurred during the corresponding period of 2002. For the six months ended June 30, 2003, TNMP incurred operating expenses of $91.6 million, a decrease of $27.7 million from the amount incurred during the corresponding period of 2002. Operating expenses included in the determination of gross profit decreased $9.1 million and $22.6 million for the three and six months ended June 30, 2003, compared with the same periods in 2002.

Operating expenses that are included in the determination of gross profit are discussed above in “TNMP Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses decreased $1.9 million and $3.5 million for the quarter and six months ended June 30, 2003, compared with the same periods in 2002 respectively. The decrease is related to operating cost of TNP One, which was sold in October 2002.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $0.9 million and $2.6 million for the three and six months ended June 30, 2003, compared with the corresponding 2002 periods. The decrease is primarily related to ad valorem taxes at TNP One, which was sold in October 2002.

Interest Expenses

Interest expenses increased $3.2 million and $2.7 million for the three and six months ended June 30, 2003, respectively, compared to the same periods in 2002. The increases are attributable to $3.1 million of charges associated with the termination of TNMP’s interest rate swaps upon the issuance of $250 million of Senior Notes by TNMP in June 2003.

Financial Condition

TNP Liquidity

TNP’s main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement.

Senior Credit Facility. TNP’s Senior Credit Facility includes a $70.5 million term loan due in 2005 and a $15 million revolving credit facility that expires on August 7, 2003. The revolving portion of the Senior Credit Facility originally had a commitment of $25 million and was scheduled to expire in April 2003. Banks with commitments of $15 million have agreed to extend the revolving portion of the Senior Credit Facility on two occasions, resulting in the current commitment level and expiration date. TNP had no borrowings against the revolving portion of the Senior Credit Facility as of June 30, 2003, and the entire $15 million was available to TNP, subject to compliance with covenants in this facility. TNP anticipates either securing financing to replace, or extending the revolving portion of the Senior Credit Facility prior to its expiration.

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

For the six months ended June 30, 2003, TNP’s cash flow from operations was $18.5 million higher than in the six months ended June 30, 2002. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase (Decrease)
Six Months Ended June 30, 2003 v. 2002
Increased cash flow from sales	$110.7
Reversal of cash flow reduction in 2002 due to termination of factoring agreement	49.6
Higher purchased power payments	(94.7)
Cash paid for natural gas options	(19.1)
Increased cash paid to suppliers	(35.5)
All other	7.5

Change in TNP consolidated cash flow from operations	$18.5

Cash flow from sales increased due to the acquisition of customers in the competitive market and increases in the price-to-beat fuel factor. Cash flow in the first half of 2002 was reduced due to the termination of TNMP’s factoring agreement in February 2002. As discussed in First Choice Gross Profit, purchased power expenses increased in the first half of 2003 due to rising natural gas prices and increased purchases as a result of higher sales to both competitive and price-to-beat customers. First Choice purchased natural gas options in the first half of 2003 as part of a strategy to mitigate the risk of increasing natural gas prices, as discussed in Note 7. The increased payments to suppliers are primarily attributable to increased transmission and distribution charges, which were addressed in First Choice Gross Profit.

Cash dividends from TNMP and First Choice to TNP are limited by restrictions in the respective companies’ debt indentures and bank agreements. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP’s ability to pay cash dividends to TNP. For the six months ended June 30, 2003, TNMP paid dividends $18.4 million to TNP.

For the six months ended June 2003, TNMP made a tax sharing payment of $8.4 million to TNP, and TNP made a tax sharing payment of $1.2 million to First Choice.

In April 2003, TNP made a $10 million equity contribution to First Choice.

Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and periodic borrowings under its revolving credit facility should be sufficient to meet TNP’s working capital requirements at least through the end of 2004.

TNMP and First Choice Liquidity

TNMP/First Choice Credit Facility. First Choice and TNMP may borrow up to $90 million, in the aggregate, under the TNMP/First Choice Credit Facility. Prior to the sale of TNMP Senior Notes described below, First Choice and TNMP had the ability to borrow up to $291.9 million under the TNMP/First Choice Credit Facility. TNMP may borrow subject to a guarantee by First Choice. First Choice may borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP’s guarantee is limited to $75 million due to an order issued by the NMPRC in December 2001. Accordingly, First Choice’s borrowings and issuances of letters of credit are limited to $75 million.

TNMP Liquidity. On June 10, 2003, TNMP completed the sale of $250 million of 6.125% Senior Notes due 2008. A portion of the proceeds from this sale was used to repay TNMP’s outstanding borrowings under the TNMP/First Choice Credit Facility. At the same time, TNMP reduced the commitments under that facility from $291.9 million to $90 million. As a result of the sale, TNMP has adequate cash to meet its working capital needs without the need for additional bank financing.

TNMP’s cash flow from operations for the six months ended June 30, 2003 was $58.0 million higher than in the six months ended June 30, 2002. The increased cash flow was primarily due to First Choice assuming the energy supply activities of TNMP in Texas at the beginning of retail competition, which resulted in TNMP making lower payments for fuel and purchased power costs in the first half of 2003. In addition, the sale of TNP One resulted in lower ad valorem tax payments in the first half of 2003 compared with the corresponding period in 2002.

TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and cash on hand as a result of the issuance of the TNMP Senior Notes should be sufficient to meet working capital requirements at least through the end of 2005.

First Choice Liquidity. Following the sale of the TNMP Senior Notes, First Choice may continue to borrow from the TNMP/First Choice Credit Facility. As noted above, First Choice can borrow or issue letters of credit for up to $75 million under the TNMP/First Choice Credit Facility, subject to TNMP’s guarantee. At June 30, 2003, First Choice had outstanding borrowings of $7 million and had issued letters of credit of $28.7 million under the TNMP/First Choice Credit Facility. In addition, TNMP had guaranteed First Choice’s performance under the power supply contract with Constellation for $25 million. As discussed in Note 7, First Choice amended its power supply agreement with Constellation. As a result of the amendment, TNMP’s ability to guarantee First Choice’s $25 million performance under the Constellation contract is subject to TNMP maintaining a credit rating of at least BB+ from S&P or at least Ba1 from Moody’s. Should TNMP’s ratings fall below those levels, First Choice would be required to issue additional letters of credit under the TNMP/First Choice Credit Facility.

As of June 30, 2003, First Choice had the ability to borrow or issue letters of credit under the TNMP/First Choice Credit Facility in the amount of $14.3 million.

First Choice’s ability to continue to grow its operations is contingent upon the availability of adequate credit capacity. This capacity is needed to provide credit support to power suppliers when arranging for long-term purchases of power. Under the terms of First Choice’s energy supply agreements, First Choice is required to post collateral with suppliers to cover both settlement exposure and mark-to-market exposure. Settlement exposure is the cost of energy that First Choice has received but for which payment has not yet been made. Mark-to-market exposure is the difference between the contracted price of energy for future periods and the then-current forward market price of the contracted energy. An increase in the quantity and/or price of energy, such as in the summer months, increases the settlement exposure. A decrease in the market price of energy increases the mark-to-market exposure. Conversely, an increase in the market price of energy decreases the mark-to-market exposure. A significant decline in the market price of natural gas and/or electricity, or a continuation of First Choice’s success in acquiring new customers, absent the availability of additional credit resources, could limit First Choice’s ability to provide additional credit support to Constellation or other power suppliers. Potential additional credit resources for First Choice other than the existing TNMP/First Choice Credit Facility, which expires in October 2003, include, but are not limited to, posting of cash collateral with power suppliers or with lenders who would, in turn, provide letters of credit.

First Choice is currently negotiating to secure a credit facility that would be secured by its accounts receivable. The proposed facility would have a term of three years, a total commitment of approximately $125 million and borrowings under the proposed facility would be limited to a ratio of First Choice’s eligible accounts receivable. First Choice estimates that the proposed facility would provide a minimum of approximately $60 million and a maximum of $105 million of borrowing capacity. Borrowings under the proposed facility would not require TNMP’s guarantee.

In April 2003, First Choice received a $10 million equity contribution from TNP. First Choice used the funds for general corporate purposes.

Management believes cash flow from operations, equity infusions from TNP, periodic borrowings under existing credit facilities and the sale of assets should be sufficient to meet working capital and credit requirements at least through the expiration of the credit facility in October 2003. As discussed above, First Choice is negotiating to secure financing to provided additional credit and replace the TNMP/First Choice Credit Facility prior to October 2003.

Guarantees Under the TNMP/First Choice Credit Facility. The guarantees made by TNMP and First Choice under the TNMP/First Choice Credit Facility require each to assume the obligations of the other in the event of default. As of June 30, 2003, TNMP had a maximum potential liability under its guarantees of First Choice borrowings, issuances of letters of credit and performance under the Constellation contract of $60.7 million. The guarantees are in force until the expiration of the TNMP/First Choice Credit Facility in October 2003.

First Choice does not have any guarantees of TNMP borrowings in force as a result of TNMP’s repayment of its outstanding borrowings under the TNMP/First Choice Credit Facility, as discussed in TNMP Liquidity.

Intercompany Loans. Both the TNMP/First Choice Credit Facility and the Senior Credit Facility allow intercompany loans to be made between TNMP and First Choice. As of June 30, 2003, all intercompany loans were retired. Due to the sale of TNMP Senior Notes discussed in TNMP Liquidity, TNMP and First Choice do not expect to utilize intercompany loans in the foreseeable future.

Item 4.	Controls and Procedures.

As of July 18, 2003, the Chief Executive Officers and Chief Financial Officers of TNP and TNMP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officers of TNP and TNMP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNP’s or TNMP’s periodic SEC filings.

There have been no significant changes in TNP’s or TNMP’s internal controls or in other factors that could significantly affect these controls subsequent to July 18, 2003.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

See Notes 2 and 7 for information regarding additional regulatory and legal matters.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

(4)	Second Supplemental Indenture dated June 1, 2003, to Indenture dated January 1, 1999, between TNMP and JPMorgan Chase Bank.

(99.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.3)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.4)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

TNP filed an 8-K dated May 15, 2003 to report the issuance of its first quarter 2003 Earnings Release.

TNP filed an 8-K dated June 10, 2003 to report the issuance of TNMP’s $250 million of Senior Notes and the extension of the revolving portion of TNP’s Senior Credit Facility.

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

(Registrant)	TNP ENTERPRISES, INC.

Date: July 24, 2003	By:	/s/ THEODORE A. BABCOCK
Theodore A. Babcock Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date: July 24, 2003	By:	/s/ SCOTT FORBES
Scott Forbes Senior Vice President – Chief Financial and Accounting Officer

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

Date: July 24, 2003

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

Date: July 24, 2003

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

Date: July 24, 2003

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

Date: July 24, 2003

/s/ SCOTT FORBES
Scott Forbes Chief Financial and Accounting Officer