Form 10-Q
period 2003-09-30
TNP ENTERPRISES INC; TEXAS NEW MEXICO POWER CO
filed 2003-11-12
CIK 741612, 22767

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	COMBINED QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

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

Combined Quarterly Report on Form 10-Q for the period ended September 30, 2003

This Combined Quarterly Report on Form 10-Q is filed separately by TNP Enterprises, Inc., and Texas-New Mexico Power Company. Texas-New Mexico Power Company makes no representation as to information relating to TNP Enterprises, Inc., except as it may relate to Texas-New Mexico Power Company, or to any other affiliate or subsidiary of TNP Enterprises, Inc.

PART 1. FINANCIAL STATEMENTS

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
OPERATING REVENUES	$252,687	$229,161	$659,933	$523,202

OPERATING EXPENSES:
Purchased power and fuel	143,144	108,642	418,137	250,495
Other operating and maintenance	55,837	51,676	162,847	122,730
Accrual for payment to TNMP (Note 2)	3,589	—	4,008	—
Depreciation	7,277	6,857	21,597	20,904
Credit for recovery of stranded plant	—	—	—	(733)
Taxes other than income taxes	8,328	9,245	22,037	25,051

Total operating expenses	218,175	176,420	628,626	418,447

OPERATING INCOME	34,512	52,741	31,307	104,755

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	15,416	13,589	43,915	41,033
Other interest and amortization of debt-related costs	2,669	1,918	6,035	4,520
Other income and deductions, net	(787)	(19)	(1,663)	(306)

Total	17,298	15,488	48,287	45,247

INCOME (LOSS) BEFORE INCOME TAXES	17,214	37,253	(16,980)	59,508
Income taxes	6,698	13,922	(6,452)	21,792

NET INCOME (LOSS)	10,516	23,331	(10,528)	37,716
Dividends on preferred stock and other	5,515	4,808	16,179	14,108

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$5,001	$18,523	$(26,707)	$23,608

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
NET INCOME (LOSS)	$10,516	$23,331	$(10,528)	$37,716

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification adjustment (Note 4)	364	—	(1,271)	—
Gas hedge (Note 4)	(2,563)	—	(4,825)	—

Total cash flow hedges	(2,199)	—	(6,096)	—

COMPREHENSIVE INCOME (LOSS)	$8,317	$23,331	$(16,624)	$37,716

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$613,008	$394,144
Purchased power and fuel costs paid	(389,594)	(240,935)
Natural gas option premiums paid	(19,642)	—
Cash paid for payroll and to other suppliers	(140,041)	(94,779)
Interest paid, net of amounts capitalized	(39,023)	(37,991)
Income taxes received (paid)	1,172	(3,848)
Other taxes paid	(19,877)	(27,118)
Other operating cash receipts and payments, net	164	(106)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	6,167	(10,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and other investing activities	(28,361)	(25,495)

NET CASH USED IN INVESTING ACTIVITIES	(28,361)	(25,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances:
TNMP senior notes, net of discount	248,923	—
TNP senior secured credit facility	112,500	—
Borrowings from (repayments to) TNMP/First Choice credit facility—net	(171,000)	56,000
Other	—	(5,839)
Redemptions:
TNP term loan	(71,300)	(1,200)
TNP senior secured credit facility	(281)	—
Deferred costs associated with financings	(5,534)	(570)

NET CASH PROVIDED BY FINANCING ACTIVITIES	113,308	48,391

NET CHANGE IN CASH AND CASH EQUIVALENTS	91,114	12,263
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,690	14,145

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,804	$26,408

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$(10,528)	$37,716
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Accrual for payment to TNMP	4,008	—
Depreciation	21,597	20,904
Credit for Texas system benefit fund regulatory asset	(3,960)	—
Credit for recovery of stranded plant	—	(733)
Amortization of debt-related costs and other deferred charges	6,171	3,738
Allowance for funds used during construction	(693)	(309)
Deferred income taxes	1,573	13,827
Investment tax credits	(635)	(2,352)
Deferred purchased power and fuel costs	2,513	11,756

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(21,815)	(116,795)
Accounts payable	20,432	22,249
Accrued interest	9,333	3,336
Accrued taxes	(4,622)	4,624
Changes in other current assets and liabilities	(5,131)	(9,328)
Interest rate lock on issuance of TNMP senior notes	(4,162)	—
Other, net	(7,914)	734

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$6,167	$(10,633)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Payment of dividends on preferred stock by issuance of additional preferred shares	$10,080	$8,763

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$107,804	$16,690
Accounts receivable	116,199	94,384
Materials and supplies, at lower of cost or market	1,040	992
Deferred purchased power costs	—	1,320
Accumulated deferred income taxes	141	122
Gas options	2,581	—
Other current assets	2,159	1,202

Total current assets	229,924	114,710

UTILITY PLANT:
Electric plant	596,579	569,615
Construction work in progress	13,798	11,707

Total	610,377	581,322
Less accumulated depreciation	96,229	74,632

Net utility plant	514,148	506,690

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	1,273	1,273
Goodwill	270,256	270,256
Recoverable stranded costs	298,748	298,748
Regulatory tax assets	1,423	914
Deferred charges	47,458	46,334

Total long-term and other assets	619,158	617,525

	$1,363,230	$1,238,925

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,125	$172,600
Accounts payable	62,419	41,987
Accrued interest	22,039	12,706
Accrued taxes	9,862	14,483
Customers' deposits	6,280	6,438
Deferred purchased power costs	528	—
Other current liabilities	9,629	11,016

Total current liabilities	111,882	259,230

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	24,321	23,656
Accumulated deferred income taxes	132,826	134,498
Accumulated deferred investment tax credits	18,698	19,333
Deferred credits and other liabilities	51,947	52,478

Total long-term and other liabilities	227,792	229,965

LONG-TERM DEBT, LESS CURRENT MATURITIES	809,645	519,195

REDEEMABLE CUMULATIVE PREFERRED STOCK	156,631	140,452

COMMON SHAREHOLDER'S EQUITY
Common shareholder's equity:
Common stock—no par value per share.
Authorized 1,000,000 shares; issued 100 shares	100,000	100,000
Accumulated deficit	(34,921)	(8,214)
Accumulated other comprehensive loss-gas hedge	(4,825)	—
Accumulated other comprehensive loss-other	(2,974)	(1,703)

Total common shareholder's equity	57,280	90,083

COMMITMENTS AND CONTINGENCIES (Note 7)

	$1,363,230	$1,238,925

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
OPERATING REVENUES	$69,953	$86,367	$199,079	$240,513

OPERATING EXPENSES:
Purchased power and fuel	17,542	26,588	50,843	83,093
Other operating and maintenance	13,554	20,402	47,544	57,233
Depreciation of utility plant	7,197	6,795	21,374	20,725
Credit for recovery of stranded plant	—	—	—	(733)
Taxes other than income taxes	5,976	7,019	16,088	19,749

Total operating expenses	44,269	60,804	135,849	180,067

OPERATING INCOME	25,684	25,563	63,230	60,446

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	6,592	4,579	18,670	13,883
Other interest and amortization of debt-related costs	277	946	1,977	2,686
Other income and deductions, net	(783)	(60)	(1,631)	(315)

Total	6,086	5,465	19,016	16,254

INCOME BEFORE INCOME TAXES	19,598	20,098	44,214	44,192
Income taxes	7,295	6,995	16,031	14,930

NET INCOME	$12,303	$13,103	$28,183	$29,262

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
NET INCOME	$12,303	$13,103	$28,183	$29,262

Cash flow hedges, net of tax:
Interest rate hedge, net of reclassification adjustment (Note 4)	129	—	(1,240)	—

Total cash flow hedges	129	—	(1,240)	—

COMPREHENSIVE INCOME	$12,432	$13,103	$26,943	$29,262

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$188,758	$194,272
Purchased power and fuel costs paid	(49,409)	(102,163)
Cash paid for payroll and to other suppliers	(42,342)	(45,722)
Interest paid, net of amounts capitalized	(21,365)	(17,344)
Income taxes paid	(10,103)	(4,715)
Other taxes paid	(16,034)	(25,370)
Other operating cash receipts and payments, net	133	(163)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	49,638	(1,205)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(28,087)	(25,028)

NET CASH USED IN INVESTING ACTIVITIES	(28,087)	(25,028)

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid on common stocks	(18,400)	(18,000)
Issuance of senior notes, net of discount	248,923	—
Borrowings from (repayments to) credit facility—net	(171,000)	62,000
Deferred expenses associated with financings	(1,583)	195
Capitalization of First Choice Power	—	(23,000)
Notes issued (repaid) to affiliate	(14,557)	5,900
Other	—	(5,839)

NET CASH PROVIDED BY FINANCING ACTIVITIES	43,383	21,256

NET CHANGE IN CASH AND CASH EQUIVALENTS	64,934	(4,977)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	284	5,634

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$65,218	$657

RECONCILIATION OF NET INCOME TO NET
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income	$28,183	$29,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of utility plant	21,374	20,725
Credit for Texas system benefit fund regulatory asset	(3,960)	—
Credit for recovery of stranded plant	—	(733)
Amortization of debt-related costs and other deferred charges	2,207	1,723
Allowance for funds used during construction	(693)	(309)
Deferred income taxes	5,427	12,094
Investment tax credits	(635)	(1,170)
Deferred purchased power and fuel costs	2,513	11,756

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	2,990	(31,859)
Accounts payable	(879)	(19,186)
Accrued interest	1,655	(2,986)
Accrued taxes	530	(6,123)
Changes in other current assets and liabilities	(4,316)	(15,099)
Interest rate lock on issuance of senior notes	(4,162)	—
Other, net	(596)	700

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$49,638	$(1,205)

The accompanying notes are an integral part of these consolidated financial statements.

TEXAS-NEW MEXICO POWER COMPANY AND SUBSIDIARIES

(a wholly owned subsidiary of TNP Enterprises, Inc.)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2003	December 31, 2002
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$65,218	$284
Accounts receivable	30,688	33,678
Materials and supplies, at lower of cost or market	1,040	992
Deferred purchased power costs	—	1,320
Accumulated deferred income taxes	70	70
Other current assets	979	612

Total current assets	97,995	36,956

UTILITY PLANT:
Electric plant	792,213	770,960
Construction work in progress	13,800	11,707

Total	806,013	782,667
Less accumulated depreciation	294,697	278,757

Net utility plant	511,316	503,910

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	343	343
Recoverable stranded costs	298,748	298,748
Regulatory tax assets	1,423	913
Deferred charges	27,577	21,935

Total long-term and other assets	328,091	321,939

	$937,402	$862,805

LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$—	$171,000
Notes payable to affiliate	—	14,557
Accounts payable	8,664	9,543
Accrued interest	7,000	5,345
Accrued taxes	10,453	9,923
Customers' deposits	685	1,092
Deferred purchased power costs	528	—
Other current liabilities	16,678	9,172

Total current liabilities	44,008	220,632

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	24,321	23,656
Accumulated deferred income taxes	154,144	148,971
Accumulated deferred investment tax credits	18,698	19,333
Deferred credits and other liabilities	24,142	24,724

Total long-term and other liabilities	221,305	216,684

LONG-TERM DEBT, LESS CURRENT MATURITIES	423,552	174,495

COMMON SHAREHOLDER'S EQUITY:
Common stock, $10 par value per share
Authorized 12,000,000 shares; issued 10,705 shares	107	107
Capital in excess of par value	197,751	197,751
Retained earnings	53,299	54,516
Accumulated other comprehensive loss	(2,620)	(1,380)

Total common shareholder's equity	248,537	250,994

COMMITMENTS AND CONTINGENCIES (Note 7)

	$937,402	$862,805

The accompanying notes are an integral part of these consolidated financial statements.

TNP Enterprises Inc. and Subsidiaries

Texas-New Mexico Power Company and Subsidiaries

Notes to Consolidated Interim Financial Statements

Note 1. Interim Financial Statements

The interim consolidated financial statements of TNP and subsidiaries, and TNMP and subsidiaries, are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated interim financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP’s and TNMP’s 2002 Combined Annual Report on Form 10-K.

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

First Choice must offer former TNMP customers whose loads are less than 1 megawatt a regulated price, commonly called the “price-to-beat.” The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer former TNMP customers any other rate before the loss of 40 percent of the energy consumed by its price-to-beat customers, or January 1, 2005, whichever occurs first. In October 2003, TNMP filed a report with the PUCT stating that First Choice had lost more than 40 percent of the energy consumed by its small commercial price-to-beat customers. First Choice remains below the 40 percent loss threshold with respect to residential price-to-beat customers. The TNMP report is subject to PUCT review and approval. TNMP and First Choice do not expect Public Utility Commission of Texas (PUCT) action allowing First Choice to offer rates other than the price-to-beat prior to December 2003.

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

In March 2003, the PUCT adopted a new rule governing the price-to-beat fuel factor. The new rule would limit the ability of First Choice to respond to changes in the market price of natural gas by causing First Choice to calculate proposed changes to the price-to-beat fuel factor based on natural gas prices over a twenty-day period, as opposed to the previous ten-day period. In addition, gas prices must change by five percent before the price-to-beat fuel factor can be changed under the new rule, rather than four percent previously. The PUCT also affirmed its authority to reduce the price-to-beat fuel factor following the 2004 true-up proceeding. The rule would require the PUCT to reduce the price-to-beat fuel factor “if natural gas prices are below the prices embedded in the then-current factors.” The new rule took effect in April 2003.

Clawback. Senate Bill 7 includes a provision, commonly known as the “clawback,” that would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. The PUCT will determine the amount of the clawback credit in the true-up proceeding that will occur in 2004. The maximum credit to TNMP is limited to $150 multiplied by the difference between the number of First Choice price-to-beat customers and the number of First Choice competitively acquired residential and small commercial customers as of January 1, 2004. Based on current projections, First Choice estimates that its clawback liability will be $16.7 million. Accordingly, First Choice increased its pre-tax reserve of $12.7 million recorded at December 31, 2002, by $4.0 million for the nine months ended September 30, 2003, which includes a $3.6 million increase in the third quarter of 2003.

Final Fuel Reconciliation. Prior to the beginning of retail competition, TNMP recovered fuel and the energy-related portion of purchased power costs from customers through the fuel adjustment clause authorized by the PUCT. The demand-related portion of purchased power was recovered through base rates and, unlike the fuel and energy-related portion, was not subject to adjustment or future reconciliation. As of September 30, 2003, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $24.3 million. On April 1, 2003, TNMP filed an application with the PUCT for the final reconciliation of its fuel and energy-related purchased power costs. This proceeding will reconcile fuel and energy-related purchased power costs incurred between January 1, 2000, and December 31, 2001, in accordance with the provisions of Senate Bill 7. The balance of fuel and energy-related purchased power costs resulting from the final fuel reconciliation will be included in the true-up proceeding for stranded costs that will occur in 2004. Subject to the results of the final fuel reconciliation, any over-recovered balance may reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers.

The final fuel reconciliation has been referred to the State Office of Administrative Hearings (SOAH). SOAH held hearings on the final fuel reconciliation in August 2003. In October 2003, the administrative law judge assigned to this proceeding extended the regulatory deadline for a final order beyond the original date for this decision, which was October 2003. TNMP cannot predict when a decision in the fuel reconciliation will be rendered.

2001 Excess Earnings. As reported in the 2002 Combined Annual Report on Form 10-K, TNMP filed a petition in November 2002 asking the PUCT to allow TNMP to establish a regulatory asset of $3.1 million, the amount of its 2001 Annual Report earnings deficiency that is attributable to System Benefit Fund payments. In August 2003, the PUCT approved TNMP’s petition and granted it authority to record the regulatory asset and accrue a return retroactive to December 31, 2001. The order requires TNMP to seek recovery of the regulatory asset in a base rate proceeding instituted on or before July 1, 2005, or forfeit the right to seek recovery of the regulatory asset.

As a result of the PUCT order, TNMP’s pre-tax net income for the three and nine months ended September 30, 2003, increased $3.6 million ($2.3 million after tax).

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

Cities Rate Review. In October 2003, the City of Dickinson passed an ordinance requiring TNMP to file certain financial information with the city so that the city may determine whether TNMP’s transmission and distribution rates are reasonable. TNMP cannot predict what action the city may take, or what effects any such action may have on its financial position, cash flows, or results of operation at this time.

New Mexico

Affiliated Guarantee. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provides for certain power supply obligations of First Choice. The NMPRC originally granted TNMP authority to guarantee up to $75 million of First Choice obligations in December 2001. That authority was set to expire at the end of October 2003. TNMP agreed to a number of conditions in return for the authority to guarantee First Choice’s power supply obligations, including the following:

•	TNMP withdrew the request it made in June 2003 for authority to place its New Mexico operations in a separate wholly owned subsidiary of TNMP.

•	TNMP’s authority to guarantee First Choice’s power supply obligations is limited to $50 million. That amount will consist of TNMP’s $25 million guarantee of First Choice’s performance under the Constellation power supply agreement and no more than $25 million in guarantees of First Choice’s performance under additional power supply agreements.

•	TNMP’s authority to guarantee First Choice’s power supply obligations ends on December 31, 2004, or on the date that First Choice executes power supply agreements that no longer require TNMP’s guarantee, whichever occurs first.

•	TNMP will not seek to recover any liability for performance under the guarantees from its New Mexico customers.

•	During the term of the guarantee, TNMP will not seek to recover a cost of capital from its New Mexico customers other than the cost of capital that would be available to TNMP if it had an investment grade credit rating, regardless of TNMP’s actual credit rating.

Reorganization of New Mexico Operations. As noted above, TNMP withdrew its motion for authority to place its New Mexico operations in a separate wholly owned subsidiary of TNMP in October 2003 when the NMPRC granted TNMP’s request for authority to guarantee certain power supply obligations of First Choice.

Restructuring. During its 2003 regular session, the New Mexico Legislature repealed the New Mexico Restructuring Act, which had established a framework for retail competition in the New Mexico electricity market. Retail competition was scheduled to begin no earlier than 2007 prior to the repeal. Accordingly, TNMP’s New Mexico operations will continue to be subject to cost-based regulation and the repeal had no effect on the financial position, results of operations or cash flows of TNMP, as retail competition had not been implemented yet.

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

Accounting for Asset Retirement Obligations

TNP and TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. As a result of the adoption of SFAS 143, TNP and TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. As of September 30, 2003, $37.9 million of estimated utility plant removal costs were included in accumulated depreciation.

Derivative Instruments and Hedging Activities

TNP and TNMP adopted SFAS No.149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), on June 30, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. SFAS 149 amends SFAS 133 for decisions made by the Derivatives Implementation Group that required amendments to SFAS 133, in connection with other Financial Accounting Standards Board (FASB) projects regarding financial instruments, and for implementation issues regarding the application of the definition of a derivative.

Financial Instruments with Characteristics of both Liabilities and Equity

The FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150), in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset. SFAS 150 becomes effective for TNP and TNMP during the first quarter of 2004. At that time, TNP will reclassify its redeemable cumulative preferred stock as a liability.

Note 4. Derivative Instruments and Hedging Activities

Hedging Activities

TNP, TNMP and First Choice may enter into agreements for derivative instruments, including options and swaps, to manage risks related to changes in interest rates and commodity prices. At the inception of any such transactions, TNP, TNMP, and First Choice document relationships between the hedging instruments and the items being hedged. The documentation includes the strategy that supports executing the specific transaction.

TNP Interest Rate Swaps. In October 2002, TNP executed a $70 million interest rate swap transaction designed to manage interest rate risk associated with the Senior Credit Facility. The swap will terminate in October 2004. Under the terms of the swap, TNP pays a fixed rate of approximately 2.5 percent and receives variable rates that are currently set at approximately 1.2 percent. As of September 30, 2003, the variable interest rate on the Senior Credit Facility was approximately 7.1 percent, including the effects of the swap.

The fair value of TNP’s swap as of September 30, 2003, was a liability of $0.9 million, which is recorded on its balance sheet in deferred credits and other liabilities.

The interest rate swap was designated as a cash flow hedge. The swap is highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three and nine months ended September 30, 2003, TNP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swap in other comprehensive income as shown in the following table.

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$140	$(53)	$87	$(669)	$255	$(414)
Reclassification adjustments	239	(91)	148	619	(236)	383

Other comprehensive income (loss)	$379	$(144)	$235	$(50)	$19	$(31)

Over the next twelve months TNP anticipates that $0.5 million of unrealized after-tax losses will be reclassified from other comprehensive income to interest expense. The estimated amounts to be reclassified represent the earnings volatility that is avoided by using the interest rate swaps.

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

The interest rate swaps and the Treasury rate lock were designated as cash flow hedges. The instruments were highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three and nine months ended September 30, 2003, TNMP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swaps and Treasury rate lock in other comprehensive income as shown in the following table.

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$—	$—	$—	$(5,922)	$2,256	$(3,666)
Reclassification adjustments	208	(79)	129	3,919	(1,493)	2,426

Other comprehensive income (loss)	$208	$(79)	$129	$(2,003)	$763	$(1,240)

TNMP displays cash flows from interest rate hedging transactions in the cash flow statement as cash flow from operations, in accordance with the provisions of SFAS No. 104, “Statement of Cash Flows-Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.”

Natural Gas Hedges. For the three months ended September 30, 2003, First Choice paid $0.5 million to purchase natural gas call options to cover approximately 0.1 million megawatt-hours (MWh) of firm commitments to customers. The options were purchased to mitigate commodity price risk associated with those commitments.

For the nine months ended September 30, 2003, First Choice paid $19.6 million to purchase natural gas options to cover approximately 6.0 million MWh of firm commitments to customers.

The aggregate fair value of First Choice’s natural gas call options as of September 30, 2003, was $2.6 million, as shown in the current assets section of TNP’s consolidated balance sheet.

The options were designated as cash flow hedges. The options are highly effective in offsetting future cash flow volatility caused by increases in natural gas prices. For the three and nine months ended September 30, 2003, First Choice’s purchased power expense included pre-tax gains of $0.2 million ($0.1 million after tax) and $2.7 million ($1.7 million after tax), respectively, related to the exercise of natural gas call options. First Choice’s purchased power expense also includes pre-tax charges of $0.7 million ($0.5 million after tax) for both the three and nine months ended September 30, 2003, related to changes in the value of options that are no longer designated as cash flow hedges.

In the third quarter of 2003, First Choice took advantage of favorable conditions in the natural gas market to purchase natural gas swaps, fixing the price of a portion of its power supply. As a result of those purchases, First Choice de-designated the natural gas call options related to those purchases. The fair value of the natural gas swaps as of September 30, 2003, was a liability of $1.3 million, which is recorded on TNP’s balance sheet in other current liabilities.

In addition, First Choice recorded unrealized gains (losses), net of reclassification adjustments, associated with its natural gas hedges in other comprehensive income as shown in the following table.

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(10,723)	$4,085	$(6,638)	$(17,651)	$6,725	$(10,926)
Reclassification adjustments	6,583	(2,508)	4,075	9,856	(3,755)	6,101

Other comprehensive income (loss)	$(4,140)	$1,577	$(2,563)	$(7,795)	$2,970	$(4,825)

Over the next twelve months, First Choice estimates that $5.6 million of unrealized after-tax costs related to natural gas call options will be reclassified through other comprehensive income to purchased power expense. In addition, $0.8 million of unrealized after-tax costs related to natural gas swaps will be reclassified through other comprehensive income to purchased power expense.

Note 5. Financing

TNP

Senior Credit Facility. In August 2003, TNP and the banks participating in TNP’s Senior Credit Facility agreed to increase the commitment under, and extend the maturity of, the Senior Credit Facility. As a result the Senior Credit Facility is now composed of a $112.5 million term loan that matures in December 2006. The commitment under the term loan increased $42 million and TNP used the proceeds to provide First Choice with $25 million in additional capital and to replace the working capital available under the revolving portion of the Senior Credit Facility. The revolving portion of the Senior Credit Facility expired in August 2003 and had a commitment of $15 million. The extension of the maturity of the Senior Credit Facility coordinates the refunding of the term loan with the anticipated issuance of securitization bonds related to the recovery of stranded costs as discussed in Note 2 of these consolidated interim financial statements.

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

TNMP and First Choice

TNMP Senior Notes. On June 10, 2003, TNMP completed the sale of $250 million of 6.125% Senior Notes due 2008. A portion of the proceeds from this sale was used to repay TNMP’s outstanding borrowings under the TNMP/First Choice Credit Facility of $207 million. At the same time, TNMP reduced the commitments under that facility from $291.9 million to $90 million. As a result of the sale, TNMP has adequate cash to meet its working capital needs without the need for additional bank financing through at least the end of 2005.

TNMP/First Choice Credit Facility. Following the sale of the TNMP Senior Notes, First Choice was able to borrow from the TNMP/First Choice Credit Facility until its expiration in October 2003. First Choice could borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP’s guarantee was limited to $75 million due to an order issued by the NMPRC in December 2001. At September 30, 2003, First Choice had issued letters of credit of $28.7 million under the TNMP/First Choice Credit Facility. In addition, TNMP had guaranteed First Choice’s performance under the power supply contract with Constellation for $25 million. As a result, First Choice had additional capacity to borrow or issue letters of credit under the TNMP/First Choice Credit Facility of $21.3 million as of September 30, 2003.

The guarantees made by TNMP and First Choice required each to assume the obligations of the other in the event of default. As of September 30, 2003, TNMP had a maximum potential liability under its guarantees of First Choice borrowings, issuances of letters of credit and performance under the Constellation contract of $53.7 million. The guarantees were in force until the expiration of the TNMP/First Choice Credit Facility in October 2003.

As of September 30, 2003, First Choice had no guarantees of TNMP borrowings in force as a result of TNMP’s repayment of its outstanding borrowings under the TNMP/First Choice Credit Facility, as discussed above.

The TNMP/First Choice Credit Facility expired in October 2003. Also in October 2003, the NMPRC granted TNMP the authority to guarantee up to $50 million of First Choice power supply obligations as discussed in Note 2.

As noted above, the issuance of TNMP’s Senior Notes resulted in TNMP having adequate cash to meet its working capital needs. As discussed in Note 8, First Choice has provided for its working capital needs by executing a new power supply agreement with Constellation.

The new agreement with Constellation requires TNMP to continue to guarantee First Choice’s performance under the agreement for $25 million. However, the $28.7 million of letters of credit that First Choice had outstanding at September 30, 2003, were released as a result of the new Constellation agreement. In addition, Constellation has agreed to waive its right to require First Choice to post collateral to cover both settlement exposure and mark-to-market exposure. Accordingly, TNMP had a maximum potential liability under its guarantee of First Choice performance under the new Constellation agreement of $25 million as of October 27, 2003, the date upon which the new Constellation agreement was executed. The guarantee will be in force until the earlier of December 31, 2004 or the date upon which Constellation releases TNMP from its obligation to guarantee First Choice’s performance under the new Constellation agreement, as described in Note 8.

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

Three Months Ended September 30, 2003
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$40,054	$212,631	$2	$252,687
Intercompany revenue	29,899	—	(29,899)	—
Purchased power and fuel	(17,542)	(125,602)	—	(143,144)
Other direct costs	(5,257)	(60,125)	29,502	(35,880)
Depreciation expense	(7,197)	(79)	(1)	(7,277)
Other operating expenses	(14,272)	(16,243)	(1,359)	(31,874)

Operating income (loss)	25,685	10,582	(1,755)	34,512
Other income and deductions, net	782	(21)	26	787
Interest charges	(6,869)	(363)	(10,853)	(18,085)

Income (loss) before taxes	19,598	10,198	(12,582)	17,214
Income taxes	(7,295)	(3,681)	4,278	(6,698)

Net income (loss)	$12,303	$6,517	$(8,304)	$10,516

Cash Flow Data

Cash received from customers	$69,951	$212,854	$(32,520)	$250,285
Purchased power and fuel costs paid	(16,060)	(140,534)	—	(156,594)
Natural gas option premiums paid	—	(495)	—	(495)
Cash paid for payroll and to other suppliers	(11,098)	(7,246)	(1,438)	(19,782)
Transmission and distribution charges	—	(59,683)	32,126	(27,557)
Interest and other taxes paid	(8,110)	(1,901)	(1,285)	(11,296)
Intercompany dividends, income taxes refunded (paid), and other	(3,000)	(20)	3,212	192

Net cash provided by (used in) operations	31,683	2,975	95	34,753

Net cash used in investing activities, primarily additions to utility plant	(8,238)	(44)	(5)	(8,287)

Borrowings from (repayments of) credit facilities	—	(7,000)	(70,781)	(77,781)
Issuance of senior notes, net of discount	—	—	—	—
Issuance of term loan under TNP senior credit facility	—	—	112,500	112,500
Intercompany dividends	—	—	—	—
Intercompany financing	—	25,000	(25,000)	—
Intercompany borrowing	—	—	—	—
Other	(176)	(322)	(2,704)	(3,202)

Net cash provided by (used in) financing activities	$(176)	$17,678	$14,015	$31,517

Balance Sheet Data as of September 30, 2003

Cash and cash equivalents	$65,218	$22,493	$20,093	$107,804
Accounts receivable	31,349	99,297	(14,447)	116,199
Other current assets	2,088	3,732	101	5,921
Net utility plant	511,316	2,810	22	514,148
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,748	—	—	298,748
Other property, regulatory tax assets and deferred charges	28,621	363	21,170	50,154

Total assets	$937,340	$128,695	$297,195	$1,363,230

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	8,602	67,207	(13,390)	62,419
Other current liabilities	35,344	9,297	3,697	48,338
Deferred purchased power and fuel costs	24,321	—	—	24,321
Accumulated deferred income taxes and investment tax credits	172,842	(11,149)	(10,169)	151,524
Deferred credits	24,142	16,733	11,072	51,947
Long-term debt, less current maturities	423,552	—	386,093	809,645
Redeemable cumulative preferred stock	—	—	156,631	156,631
Common shareholder's equity	248,537	46,607	(237,864)	57,280

Total liabilities and shareholders' equity	$937,340	$128,695	$297,195	$1,363,230

Three Months Ended September 30, 2002
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated

Income Statement Data

Revenue from external customers	$35,798	$175,401	$17,962	$229,161
Intercompany revenue	32,607	—	(32,607)	—
Purchased power and fuel	(15,326)	(82,054)	(11,262)	(108,642)
Other direct costs	(5,045)	(54,779)	32,181	(27,643)
Depreciation expense	(6,795)	(60)	(2)	(6,857)
Other operating expenses	(18,666)	(9,645)	(4,967)	(33,278)

Operating income (loss)	22,573	28,863	1,305	52,741
Other income and deductions, net	2,764	138	(2,883)	19
Interest charges	(5,239)	(251)	(10,017)	(15,507)

Income (loss) before taxes	20,098	28,750	(11,595)	37,253
Income taxes	(6,995)	(11,075)	4,148	(13,922)

Net income (loss)	$13,103	$17,675	$(7,447)	$23,331

Cash Flow Data

Cash received from customers	$68,073	$137,481	$(13,858)	$191,696
Purchased power and fuel costs paid	(15,202)	(75,642)	(11,808)	(102,652)
Natural gas option premiums paid	—	—	—	—
Cash paid for payroll and to other suppliers	(2,305)	(6,432)	(12,279)	(21,016)
Transmission and distribution charges	—	(53,320)	36,787	(16,533)
Interest and other taxes paid	(10,696)	(1,609)	(2,100)	(14,405)
Intercompany dividends, income taxes refunded (paid), and other	(1,145)	(4,279)	4,833	(591)

Net cash provided by (used in) operations	38,725	(3,801)	1,575	36,499

Net cash used in investing activities, primarily additions to utility plant	(10,414)	(93)	(161)	(10,668)

Borrowings from (repayments of) credit facilities	(11,000)	—	(400)	(11,400)
Intercompany dividends	(4,000)	(10,000)	14,000	—
Intercompany financing	—	—	—	—
Intercompany borrowing	(13,100)	13,100	—	—
Other	94	(65)	(599)	(570)

Net cash provided by (used in) financing activities	$(28,006)	$3,035	$13,001	$(11,970)

Balance Sheet Data as of September 30, 2002

Cash and cash equivalents	$634	$3,132	$22,642	$26,408
Accounts receivable	32,958	105,999	(12,625)	126,332
Other current assets	3,875	482	118,776	123,133
Net utility plant	496,448	2,693	25	499,166
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,250	—	—	298,250
Notes receivable	—	5,900	(5,900)	—
Other property, regulatory tax assets and deferred charges	95,536	(140)	(43,706)	51,690

Total assets	$927,701	$118,066	$349,468	$1,395,235

Current maturities of long-term debt	$—	$—	$1,600	$1,600
Accounts payable	9,088	62,504	(15,742)	55,850
Other current liabilities	23,449	18,089	19,262	60,800
Deferred purchased power and fuel costs	22,273	—	—	22,273
Accumulated deferred income taxes and investment tax credits	155,752	82	(10,671)	145,163
Deferred credits	10,704	—	27,252	37,956
Long-term debt, less current maturities	377,274		456,600	833,874
Redeemable cumulative preferred stock	—	—	135,299	135,299
Common shareholder's equity	329,161	37,391	(264,132)	102,420

Total liabilities and shareholder's equity	$927,701	$118,066	$349,468	$1,395,235

Nine Months Ended September 30, 2003
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$115,263	$544,668	$2	$659,933
Intercompany revenue	83,816	—	(83,816)	—
Purchased power and fuel	(50,920)	(367,294)	77	(418,137)
Other direct costs	(15,616)	(162,702)	82,626	(95,692)
Depreciation expense	(21,374)	(219)	(4)	(21,597)
Other operating expenses	(47,929)	(41,221)	(4,050)	(93,200)

Operating income (loss)	63,240	(26,768)	(5,165)	31,307
Other income and deductions, net	1,620	91	(48)	1,663
Interest charges	(20,646)	(982)	(28,322)	(49,950)

Income (loss) before taxes	44,214	(27,659)	(33,535)	(16,980)
Income taxes	(16,031)	10,757	11,726	6,452

Net income (loss)	$28,183	$(16,902)	$(21,809)	$(10,528)

Cash Flow Data

Cash received from customers	$188,758	$510,507	$(86,257)	$613,008
Purchased power and fuel costs paid	(49,192)	(340,185)	(217)	(389,594)
Natural gas option premiums paid	—	(19,642)	—	(19,642)
Cash paid for payroll and to other suppliers	(42,560)	(28,039)	(3,860)	(74,459)
Transmission and distribution charges	—	(150,657)	85,075	(65,582)
Interest and other taxes paid	(37,397)	(4,097)	(17,406)	(58,900)
Intercompany dividends, income taxes refunded (paid), and other	(9,969)	675	10,630	1,336

Net cash provided by (used in) operations	49,640	(31,438)	(12,035)	6,167

Net cash used in investing activities, primarily additions to utility plant	(28,087)	(271)	(3)	(28,361)

Borrowings from (repayments of) credit facilities	(171,000)	—	(71,581)	(242,581)
Issuance of senior notes, net of discount	248,923	—	—	248,923
Issuance of term loan under TNP senior credit facility	—	—	112,500	112,500
Intercompany dividends	(18,400)	—	18,400	—
Intercompany financing	—	35,000	(35,000)	—
Intercompany borrowing	(14,557)	14,557	—	—
Other	(1,583)	(568)	(3,383)	(5,534)

Net cash provided by (used in) financing activities	$43,383	$48,989	$20,936	$113,308

Balance Sheet Data as of September 30, 2003

Cash and cash equivalents	$65,218	$22,493	$20,093	$107,804
Accounts receivable	31,349	99,297	(14,447)	116,199
Other current assets	2,088	3,732	101	5,921
Net utility plant	511,316	2,810	22	514,148
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,748	—	—	298,748
Other property, regulatory tax assets and deferred charges	28,621	363	21,170	50,154

Total assets	$937,340	$128,695	$297,195	$1,363,230

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	8,602	67,207	(13,390)	62,419
Other current liabilities	35,344	9,297	3,697	48,338
Deferred purchased power and fuel costs	24,321	—	—	24,321
Accumulated deferred income taxes and investment tax credits	172,842	(11,149)	(10,169)	151,524
Deferred credits	24,142	16,733	11,072	51,947
Long-term debt, less current maturities	423,552	—	386,093	809,645
Redeemable cumulative preferred stock	—	—	156,631	156,631
Common shareholder's equity	248,537	46,607	(237,864)	57,280

Total liabilities and shareholder's equity	$937,340	$128,695	$297,195	$1,363,230

Nine Months Ended September 30, 2002
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated

Income Statement Data

Revenue from external customers	$109,470	$378,569	$35,163	$523,202
Intercompany revenue	80,689	—	(80,689)	—
Purchased power and fuel	(49,741)	(182,593)	(18,161)	(250,495)
Other direct costs	(14,755)	(121,397)	79,411	(56,741)
Depreciation expense	(20,725)	(174)	(5)	(20,904)
Other operating expenses	(50,613)	(25,231)	(14,463)	(90,307)

Operating income (loss)	54,325	49,174	1,256	104,755
Other income and deductions, net	5,581	327	(5,602)	306
Interest charges	(15,714)	(716)	(29,123)	(45,553)

Income (loss) before taxes	44,192	48,785	(33,469)	59,508
Income taxes	(14,930)	(18,801)	11,939	(21,792)

Net income (loss)	$29,262	$29,984	$(21,530)	$37,716

Cash Flow Data

Cash received from customers	$149,592	$276,255	$(31,703)	$394,144
Purchased power and fuel costs paid	(68,768)	(153,962)	(18,205)	(240,935)
Natural gas option premiums paid	—	—	—	—
Cash paid for payroll and to other suppliers	(36,311)	(17,519)	(13,192)	(67,022)
Transmission and distribution charges	—	(87,813)	60,056	(27,757)
Interest and other taxes paid	(36,060)	(1,741)	(27,308)	(65,109)
Intercompany dividends, income taxes refunded (paid), and other	(6)	(9,677)	5,729	(3,954)

Net cash provided by (used in) operations	8,447	5,543	(24,623)	(10,633)

Net cash used in investing activities, primarily additions to utility plant	(24,829)	(203)	(463)	(25,495)

Borrowings from (repayments of) credit facilities	62,000	(6,000)	(1,200)	54,800
Intercompany dividends	(18,000)	(15,000)	33,000	—
Intercompany financing	(32,963)	23,000	9,963	—
Intercompany borrowing	5,900	(6,000)	100	—
Other	(5,557)	(195)	(657)	(6,409)

Net cash provided by (used in) financing activities	$11,380	$(4,195)	$41,206	$48,391

Balance Sheet Data as of September 30, 2002

Cash and cash equivalents	$634	$3,132	$22,642	$26,408
Accounts receivable	32,958	105,999	(12,625)	126,332
Other current assets	3,875	482	118,776	123,133
Net utility plant	496,448	2,693	25	499,166
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,250	—	—	298,250
Notes receivable	—	5,900	(5,900)	—
Other property, regulatory tax assets and deferred charges	95,536	(140)	(43,706)	51,690

Total assets	$927,701	$118,066	$349,468	$1,395,235

Current maturities of long-term debt	$—	$—	$1,600	$1,600
Accounts payable	9,088	62,504	(15,742)	55,850
Other current liabilities	23,449	18,089	19,262	60,800
Deferred purchased power and fuel costs	22,273	—	—	22,273
Accumulated deferred income taxes and investment tax credits	155,752	82	(10,671)	145,163
Deferred credits	10,704	—	27,252	37,956
Long-term debt, less current maturities	377,274		456,600	833,874
Redeemable cumulative preferred stock	—	—	135,299	135,299
Common shareholder's equity	329,161	37,391	(264,132)	102,420

Total liabilities and shareholder’s equity	$927,701	$118,066	$349,468	$1,395,235

As of September 30, 2003, TNP has assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

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

Legal Actions

Transmission Cost of Service. In June 2001 the Supreme Court of Texas overturned the methodology adopted by the PUCT to determine how much companies pay and charge for transmission services for the period January 1, 1997, through August 31, 1999. The PUCT had ordered a uniform methodology for the entire state and the Supreme Court stated that the costs needed to be determined on an individual company basis. During the third quarter of 2003, parties to the proceedings agreed to a settlement of the contested issues. As a result of the settlement, TNMP paid $0.2 million to the plaintiffs.

Other

TNP and TNMP are involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the dispositions of these matters will not have a material adverse effect on TNP’s and TNMP’s consolidated financial condition or results of operations.

Note 8. Subsequent Events

First Choice Energy Supply. On October 28, 2003, First Choice executed a Letter of Intent and Security Agreement with Constellation under which Constellation will supply First Choice the majority of its remaining power requirements through the end of 2006. As part of the agreement, First Choice will grant a security interest in its accounts receivable to Constellation, providing First Choice with sufficient credit for its Texas operations. This agreement eliminates the need for a new credit facility First Choice had been negotiating, or the renewal of the existing revolving credit facility.

The letter of intent commits First Choice and Constellation to an agreement with three phases. In phase one, which began on October 28, 2003, First Choice purchased fixed-price power to supply approximately 0.6 million MWh of forecasted commitments to its price-to-beat and competitive customers in 2004, supply for which had not previously been secured. First Choice also purchased supply for approximately 5.7 million MWh of forecasted commitments to price-to-beat customers in 2005 and 2006, at prices that vary with monthly natural gas prices.

During phase one, all supply provided by Constellation will be governed by the existing agreement between First Choice and Constellation. However, Constellation has agreed to waive its right to require First Choice to post collateral to cover both settlement exposure and mark-to-market exposure. Settlement exposure is the cost of energy that First Choice has received but for which payment has not yet been made. Mark-to-market exposure is the difference between the contracted price of energy for future periods and the current forward market price of the contracted energy. An increase in the quantity and/or price of energy, such as in the summer months, increases the settlement exposure. A decrease in the market price of energy increases the mark-to-market exposure. Conversely, an increase in the market price of energy decreases the mark-to-market exposure. In return for foregoing its right to demand additional collateral, Constellation will receive a lien against billed and unbilled receivables and a variable amount of cash required to cover up to the current month’s invoice due. However, if a dramatic change in electricity or gas forward prices created an increase in Constellation’s credit exposure to First Choice beyond a limit based on cash and accounts receivable, First Choice would be constrained in its ability to sign up additional customers.

During phase one, TNMP will continue to guarantee $25 million of First Choice’s performance under the existing Constellation agreement. As discussed in Note 7, First Choice amended its existing power supply agreement with Constellation. As a result of the amendment, TNMP’s ability to guarantee First Choice’s $25 million performance under the Constellation contract is subject to TNMP maintaining a credit rating of at least BB+ from S&P or at least Ba1 from Moody’s. Should TNMP’s ratings fall below those levels, First Choice would be required to provide additional collateral to Constellation.

Phase two of the agreement begins with the execution of a restructured power supply agreement that is being negotiated with Constellation to replace the existing agreement. The Letter of Intent provides that the restructured agreement will result in the assumption by Constellation of the risks associated with differences in actual customer usage and customer attrition for a fixed fee above the cost of energy. First Choice will continue to retain the credit risk of the customers. The credit terms described in phase one, including the $25 million guarantee from TNMP, will remain in place during phase two. Execution of the phase two agreement is targeted for December 31, 2003.

Phase three of the agreement begins once First Choice establishes a bankruptcy remote Special Purpose Entity (SPE) to hold all customer contracts and wholesale power and gas contracts. Some of the provisions in phase three of the agreement are subject to PUCT approval. First Choice expects to have the SPE established by the end of the third quarter of 2004. In return for a lien on accounts receivable, customer contracts, cash, and the equity of the SPE, Constellation will continue to waive any rights to demand additional collateral from First Choice, and release TNMP from its $25 million guarantee to Constellation. Phase three will continue until the expiration of the agreement on December 31, 2006.

During the first two phases of the new agreement, Constellation may terminate the agreement with six months prior notice if the SPE described above is not established by the earlier of thirty days after the PUCT approves the provisions in phase three over which it has jurisdiction or September 1, 2004. First Choice may terminate the agreement upon ninety days prior notice to Constellation, for any reason.

In the event of termination, the security interest in First Choice’s accounts receivable granted to Constellation would remain in effect until First Choice’s obligations are paid in full, and until the Letter of Intent and power supply agreements with Constellation are terminated. Alternatively First Choice can provide Constellation with alternate collateral. Provisions of the Letter of Intent and power supply agreements that by their terms survive termination would expire on their original expiration dates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Competitive Conditions

First Choice Customer Operations

As discussed in Note 2, the Texas electricity market has been open to retail competition since January 1, 2002. First Choice has addressed, and continues to address, a number of issues related to the development of retail competition.

Customer Retention and Acquisition. At September 30, 2003, First Choice served approximately 180,000 customers at price-to-beat rates and approximately 74,000 customers at competitive rates. At September 30, 2002, First Choice served approximately 186,000 and 28,000 price-to-beat and competitive customers, respectively. First Choice’s customer totals do not include entities that have chosen First Choice as their retail electric provider, but have yet to receive a bill pending completion of the switching process.

Customer Service Issues. First Choice has the right to disconnect customers that reside in TNMP’s transmission and distribution service territory for non-payment. First Choice is prohibited from disconnecting customers who reside outside TNMP’s transmission and distribution service territory for non-payment, but may transfer such a customer to the affiliated retail electric provider of the transmission and distribution service provider that serves the transferred customer.

The structure described above limits First Choice’s collection activities, and affects both bad debt expense and the level of delinquent accounts receivable. Bad debt expense as a percentage of operating revenues for First Choice was approximately 1.6 percent for the nine months ended September 30, 2003, which is the same rate it experienced during 2002. On average delinquent accounts receivable were approximately 6.0 percent of monthly operating revenue for the nine months ended September 30, 2003, compared with the 2002 delinquency rate of 9.7 percent. First Choice expects that its delinquency rate will continue to decrease during 2003 due to a number of internal and external factors that are discussed in the remainder of this section.

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

As a result of the new agreement between Constellation and First Choice described in Note 8, Constellation is the primary supplier of power for First Choice’s customers, both price-to-beat and competitive.

Strategy for mitigating fluctuation in costs of energy supply. First Choice has adopted a risk management policy that establishes minimal amounts of risk that First Choice may assume. First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply or by purchasing options to limit exposure to upward movements in prices of its floating price energy supply. In addition, First Choice uses its ability to change the price-to-beat fuel factor, as described below, to mitigate fluctuations in the cost of its price-to-beat energy supply.

Price-to-Beat Customers. For the first nine months of 2003, First Choice purchased its power supply for price-to-beat customers primarily from Constellation at prices that varied with monthly natural gas prices. First Choice’s new agreement with Constellation, which is described in Note 8, will allow First Choice to purchase supply at fixed prices for 2004 and beyond. The price-to-beat fuel factor plus a fixed component of price-to-beat rates of approximately $19 per megawatt hour (“MWh”) comprise the total price-to-beat fuel recovery rate. As a result of significant gas price increases in early 2003, First Choice requested a change in the factor in February 2003, which was approved by the PUCT in March 2003. As a result, the total price-to-beat fuel rate increased to approximately $55 per MWh.

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

By mid-March 2003, First Choice secured natural gas call options to cover its projected sales to competitive customers for the period from April 2003 to December 2003. First Choice has mitigated its risks by covering new customer contracts subsequent to March by purchasing natural gas call options as soon after the contracts are executed as practical. In addition, First Choice took advantage of favorable conditions in the natural gas market and purchased natural gas swaps to fix the price of a portion of its supply for the last half of 2003.

First Choice executed a number of contracts for competitive customers in late 2002, prior to purchasing the natural gas call options in March 2003. At the time of executing the contracts, First Choice estimated that energy prices would average $35 per MWh based on gas costs of $3.99 per million British Thermal Units (“mmbtu”). Natural gas prices started to rise above $3.99 per mmbtu in December 2002 and monthly average prices ranged between $4.69 per mmbtu and $9.13 per mmbtu during the first nine months of 2003. Due to the increase in natural gas prices First Choice realized a net decrease in gross margin of $8.2 million and $48.8 million for the three and nine months ended September 30, 2003, respectively, when compared to the same periods of 2002. During the three and nine months ended September 30, 2003, the price of natural gas paid by First Choice averaged $4.97 per mmbtu and $5.66 per mmbtu, respectively.

Future Impact of Gas Price Movement. For the remainder of 2003, First Choice has limited its exposure to gas prices as discussed above. As a result, First Choice is exposed to changes in natural gas prices only for the month of December 2003. If the cost of gas were above $5.75 per mmbtu during December 2003, the result would be a decrease in gross margin of $6.7 million for the last quarter of 2003, when compared to gross margins for the last quarter of 2002, when gross margins were $8.3 million. Gross margins for the last quarter of 2003 will also be affected by factors other than changes to the cost of natural gas. Based on forward prices as of October 29, 2003, which suggest an average price for the remainder of the year of $4.80 per mmbtu, the impact on gross margins would be a reduction of approximately $5.2 million, when compared to the last quarter of 2002. For every $0.50 per mmbtu change in average gas price during December 2003, we would expect a change in gross margins of approximately $1.2 million, excluding the effects of exercising natural gas options.

As of September 30, 2003, First Choice had forecasted commitments in 2004 of 3.4 million MWh to its price-to-beat customers, and forecasted commitments of 2.2 million MWh to its existing competitive customers. First Choice has secured supply whose price will vary with natural gas prices to cover approximately 3.0 million MWh of forecasted commitments to its price-to-beat customers. First Choice can mitigate the risk of rising natural gas prices by asking the PUCT to change the price-to-beat. First Choice can request changes in the price-to-beat twice a year. For competitive customers, First Choice has secured fixed price supply to cover approximately 2.0 million MWh of forecasted commitments.

Under the new Constellation agreement, First Choice purchased fixed-price power to supply the remaining 0.6 million MWh of forecasted commitments to its price-to-beat and competitive customers in 2004, which had not previously been secured.

For 2005 and 2006, First Choice has forecasted commitments to supply approximately 1.2 million MWh to its competitive customers. Supply to cover those commitments has not been secured at this time.

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

When the restructured power supply agreement in phase two of the new Constellation agreement is executed, the Letter of Intent provides for the assumption by Constellation of the risks associated with differences to load forecasts in 2004.

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

Critical Accounting Policies

TNP and TNMP are required to use estimates in order to prepare the consolidated interim financial statements in accordance with generally accepted accounting principles. Those estimates include accruals for estimated revenues for electricity delivered from the latest billing date to the end of the accounting period and estimated purchased power expenses incurred but not billed at the end of the accounting period. The use of these estimates is customary in the electric utility industry. Estimated revenues and purchased power expenses are adjusted to the actual amounts billed or incurred in the following month. In addition, purchased power expenses are subject to adjustment due to revisions that ERCOT may make to the metered load of First Choice during ERCOT’s settlement process. These adjustments may occur several months after the actual usage and the amounts of these adjustments can be significant.

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

Clawback. First Choice is subject to a provision of Senate Bill 7 commonly known as the “clawback.” The clawback would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. The terms “clawback” and “price-to-beat” are defined and discussed in Note 2. First Choice increased its pre-tax reserve of $12.7 million recorded at December 31, 2002, by $4.0 million for nine months ended September 30, 2003, which includes a $3.6 million increase in the third quarter of 2003. First Choice’s estimated clawback liability is based upon its current estimates of the number of competitive customers it will acquire and the number of price-to-beat customers it will lose through January 1, 2004.

Goodwill and Intangible Assets. TNP has goodwill related to the Merger that had a carrying value of $270.3 million as of September 30, 2003. As discussed in Note 6, TNP has apportioned the carrying value of the goodwill between its Regulated Transmission and Distribution segment and First Choice. As of September 30, 2003, TNP had assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

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

Accounting for Derivatives – Normal Purchases and Sales. In the normal course of business TNMP and First Choice enter into commodity contracts, which include “swing” components for additional purchases of electricity, in order to meet customer requirements. In most circumstances, such contracts would be defined as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” However, the FASB has defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133. Based on the FASB’s guidance, the management of TNMP and First Choice has determined that their respective contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP and First Choice do not account for their respective electricity contracts as derivatives.

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

Results of Operations

The following discussion should be read in conjunction with the related consolidated interim financial statements and notes.

Overall Results

TNP had income applicable to common stock of $5.0 million for the quarter ended September 30, 2003, compared with income applicable to common stock of $18.5 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, TNP had a loss applicable to common stock of $26.7 million compared with income applicable to common stock of $23.6 million for the nine months ended September 30, 2002. The changes in TNP’s earnings for the quarter and nine months ended September 30, 2003 are attributable to the factors listed below (in millions):

	Earnings Increase(Decrease)
	Three Months Ended September 30, 2003 v. 2002	Nine Months Ended September 30, 2003 v. 2002
Change in First Choice net income (loss)	$(11.2)	$(46.9)
Change in TNMP net income	(0.8)	(1.1)
TNP Preferred stock dividends	(0.7)	(2.0)
All other and intercompany eliminations	(0.8)	(0.3)

TNP consolidated earnings decrease	$(13.5)	$(50.3)

First Choice Results

First Choice had net income of $6.5 million for the quarter ended September 30, 2003, compared with net income of $17.7 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, First Choice had a net loss of $16.9 million, compared with net income of $30.0 million for the nine months ended September 30, 2002. The changes in First Choice’s earnings for the quarter and nine months ended September 30, 2003 are attributable to the factors listed below (in millions):

	Earnings Increase(Decrease)
	Three Months Ended September 30, 2003 v. 2002	Nine Months Ended September 30, 2003 v. 2002
Changes in gross profit	$(11.7)	$(59.9)
Other operating and maintenance	(6.5)	(15.5)
All other (including income tax effects on the items above)	7.0	28.5

First Choice net loss	$(11.2)	$(46.9)

First Choice Gross Profit

The following table summarizes the components of First Choice gross profit (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	Increase (Decrease)	2003	2002	Increase (Decrease)
Operating revenues	$212,631	$175,401	$37,230	$544,668	$378,569	$166,099
Transmission and distribution costs	56,536	54,779	1,757	158,694	121,397	37,297

Operating revenues, net of transmission and distribution costs	156,095	120,622	35,473	385,974	257,172	128,802
Purchased power and fuel	125,602	82,054	43,548	367,294	182,593	184,701
Clawback accrual	3,589	—	3,589	4,008	—	4,008

Gross profit	$26,904	$38,568	$(11,664)	$14,672	$74,579	$(59,907)

Transmission and distribution costs are included in the “Other operating and maintenance” line of TNP’s consolidated income statement. The clawback accrual is shown on the income statement as “Accrual for payment to TNMP.” The following table summarizes the components of the change in First Choice’s gross profit for the three and nine months ended September 30, 2003, compared with the same periods in 2002 (in thousands).

	Three Months Ended September 30, 2003 v. 2002	Nine Months Ended September 30, 2003 v. 2002
Price variances
Changes in price-to-beat rates, primarily fuel factor increases	$16,533	$48,056
Changes in competitive rates	14,010	24,346
Increased purchased power expenses attributable to higher prices	(38,787)	(121,160)
Quantity variances
Increased sales to competitive customers, net of transmission and distribution charges	21,398	74,669
Increased purchased power expenses attributable to higher competitive customer sales	(25,843)	(79,963)
Decreased sales to price-to-beat customers, net of transmission and distribution charges	(17,603)	(21,098)
Decreased purchased power expenses attributable to lower price-to-beat sales	12,981	12,030
ERCOT wholesale resettlement of 2002 purchased power expense	8,105	4,392
All other	(2,458)	(1,179)

Gross profit decrease	$(11,664)	$(59,907)

Gross profit for the three and nine months ended September 30, 2003, decreased $11.7 million and $59.9 million, respectively, compared with the corresponding 2002 periods. The decrease in the quarter resulted from higher purchased power expenses and lower price-to-beat revenues partially offset by increased revenues from competitive customers. For the nine months ended September 30, 2003, the decrease resulted primarily from higher purchased power expenses, partially offset by higher revenues from both price-to-beat and competitive customers.

Revenues from price-to-beat customers for the third quarter, net of transmission and distribution charges, decreased $1.1 million compared to the same period in 2002. The decrease was caused by milder than normal weather and a decrease in the number of price-to-beat customers, partially offset by increases in the price-to-beat fuel factor that were implemented during 2003.

For the nine months ended September 30, 2003, revenues from price-to-beat customers increased $27.0 million compared with the nine months ended September 30, 2002. The increase resulted from increases in the price-to-beat fuel factor during 2003, partially offset by milder than normal weather in the third quarter of 2003.

Revenues from competitive customers, net of transmission and distribution charges, increased $35.4 million for the quarter ended September 30, 2003, compared with the quarter ended September 30, 2002. Changes in rates accounted for $14.0 million of the increase. During 2003, First Choice charged competitive customers higher rates to offset increasing natural gas prices. The remaining $21.4 million increase reflects higher sales resulting from First Choice’s acquisition of customers in the competitive market.

Revenues from competitive customers, net of transmission and distribution charges, increased $99.0 million for the nine months ended September 30, 2003, compared with the nine months ended September 30, 2002. Changes in rates accounted for $24.3 million of the increase, and higher sales accounted for $74.7 million of the increase. The increases are attributable to the same factors that affected revenues from competitive customers for the third quarter.

Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service. The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. During the three months ended September 30, 2003, First Choice billed its customers and incurred transmission and distribution costs related to sales to competitive customers of $28.6 million, compared with $23.4 million for the three months ended September 30, 2002. For the nine months ended September 30, 2003, First Choice billed and incurred transmission and distribution costs related to sales to competitive customers of $79.7 million, compared with $45.0 million for the nine months ended September 30, 2002. As noted above, the increases reflect the acquisition of customers in the competitive market by First Choice.

Transmission and distribution revenues and costs related to price-to-beat sales were $27.9 million for the third quarter of 2003, compared with $31.4 million for the third quarter of 2002. The decreased revenues and costs reflect decreased sales due to milder than normal weather, as noted above. Price-to-beat-related transmission and distribution revenues and costs were $79.0 million for the nine months ended September 30, 2003, compared with $76.4 million for the nine months ended September 30, 2003. The increase is primarily attributable to higher sales in the first half of 2003 compared with the first half of 2002, partially offset by lower sales due to milder than normal weather in the third quarter of 2003.

Purchased power and fuel expenses increased $43.5 million for the three months ended September 30, 2003, compared with the amount incurred in the same period in 2002. Increases in the price of natural gas were primarily responsible for $38.8 million of the increase. The price increases accelerated in December 2002, and First Choice responded to the increases by seeking increases in the price-to-beat fuel factor and by purchasing natural gas options to mitigate the risk of increasing natural gas prices. First Choice began implementing its strategy in November 2002. An additional $25.8 million of the increase is primarily attributable to increased purchases of power to supply customers acquired by First Choice in the competitive market.

These increases were partially offset by adjustments resulting from the resettlement of 2002 purchased power expense by ERCOT, and by reduced purchases to supply price-to-beat customers of $13.0 million due to milder than normal weather. As discussed earlier in “Competitive Conditions,” participants in the competitive market experienced impaired data flows at the beginning of competition. As a result, First Choice and other retail electric providers had difficulty determining when to transfer ownership of customers that had switched from one retail electric provider to another. In addition, the metering data that ERCOT used to determine the various retail electric providers’ electric load during 2002 was not accurate in every case. First Choice and the other market participants have been working to correct the impaired data flows and have made considerable progress. As a result of this corrective process, ERCOT adjusted the metered load of First Choice for the period August through December 2002, in September 2003. The adjustment to metered load reduced purchased power expenses by $8.1 million.

Purchased power and fuel expenses increased $184.7 million for the nine months ended September 30, 2003, compared with the amount incurred in the same period in 2002. Increases in the price of natural gas were primarily responsible for $121.2 million of the increase. An additional $80.0 million of the increase is primarily attributable to increased purchases of power to supply customers acquired by First Choice in the competitive market. As discussed above, adjustments that related to the resettlement of 2002 purchased power expense by ERCOT and reduced purchases to supply price-to-beat customers due to milder than normal weather partially offset the increases.

Other Operating and Maintenance

Other operating and maintenance expenses for the third quarter of 2003 increased $6.5 million compared with the same period in 2002. For the nine months ended September 30, 2003, other operating and maintenance expenses increased $15.5 million compared with the same period in 2002. The increases resulted from a higher reserve for uncollectible accounts receivable, higher customer acquisition costs and increased personnel costs in First Choice’s customer service organization.

TNMP Results

TNMP had income applicable to common stock of $12.3 million for the quarter ended September 30, 2003, compared with income applicable to common stock of $13.1 million for the quarter ended September 30, 2002. For the nine months ended September 30, 2003, TNMP had income applicable to common stock of $28.2 million compared with income applicable to common stock of $29.3 million for the nine months ended September 30, 2002. The changes in TNMP’s earnings for the quarter and nine months ended September 30, 2003 are attributable to the factors listed below (in millions):

	Earnings Increase(Decrease)
	Three Months Ended September 30, 2003 v. 2002	Nine Months Ended September 30, 2003 v. 2002
Changes in gross profit	$(7.6)	$(10.0)
Other operating and maintenance	7.1	10.5
Taxes other than income taxes	1.0	3.7
Interest charges	(1.3)	(4.1)
All other (including income tax effects on the items above)	—	(1.2)

TNMP consolidated earnings decrease	$(0.8)	$(1.1)

TNMP Gross Profit

The following table summarizes the components of TNMP gross profit (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002	Increase (Decrease)	2003	2002	Increase (Decrease)
Operating revenues	$69,953	$86,367	$(16,414)	$199,079	$240,513	$(41,434)

Purchased power and fuel	17,542	26,588	(9,046)	50,843	83,093	(32,250)
Transmission expense	5,257	5,045	212	15,616	14,755	861

Gross profit	$47,154	$54,734	$(7,580)	$132,620	$142,665	$(10,045)

Transmission expense is included in the “Other operating and maintenance” line of TNMP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the three and nine months ended September 30, 2003, compared with the same periods in 2002 (in thousands).

	Three Months Ended September 30, 2003 v. 2002	Nine Months Ended September 30, 2003 v. 2002
January 2002 unbundled rates	$—	$(4,606)
Sales of TNP One output – 2002, net	(6,700)	(16,925)
Electric service revenues	219	3,614
Customer growth	640	2,471
Weather related	(2,207)	2,300
Price/sales mix and other	468	3,101

Gross profit decrease	$(7,580)	$(10,045)

Gross profit for the three months ended September 30, 2003, decreased $7.6 million compared with the corresponding 2002 period. The overall decrease is attributable to the loss of revenue from the sale of TNP One output during 2002. TNP One was sold in October 2002. Lower sales in residential and commercial classes due to milder than normal weather also contributed to the decrease.

Gross profit for the nine months ended September 30, 2003, decreased $10.0 million compared with the corresponding 2002 period. The decrease is attributable to the loss of revenue from the sale of TNP One output described above. In addition, 2002 gross profit included revenues from the billing of bundled rates in January 2002 that were not present in 2003. The decrease was partially offset by higher electric service revenues, growth in the number of residential and commercial customers, and higher weather related sales.

Although retail competition began on January 1, 2002, former customers of TNMP were transferred to First Choice following their January 2002 meter reading. As a result, TNMP’s January 2002 revenues include charges for service rendered through January 2002 meter reading dates at prices that reflect the integrated operations of TNMP prior to competition. Beginning in February 2002, TNMP’s revenues reflected rates designed to recover TNMP’s cost of providing transmission and distribution service under the provisions of Senate Bill 7. Those rates are lower than the rates TNMP charged prior to the beginning of competition, and resulted in decreased gross profit in the nine months ended September 30, 2003. The table above quantifies the impact of changing TNMP’s rates to recover its cost of providing only transmission and distribution service.

In the first quarter of 2002, TNMP sold the output of TNP One to First Choice at cost, which was 2.5 cent per kilowatt-hour (KWH). First Choice used the power to serve the load of its customers. Beginning in April 2002, TNMP sold the output of TNP One to third parties at prices that averaged 2.8 cents per KWH, until the sale of TNP One in October 2002. TNMP realized pre-tax income of $5.3 million related to third party sales for the nine months ended September 30, 2002.

Electric service revenues increased because TNMP provided a greater number of fee-based services to retail electric providers in the nine months ended September 30, 2003, compared with the same period in 2002. The fee-based services included account initiation charges, service call charges, disconnect/reconnect charges and various metering charges, among others. Some of the charges for fee-based services that TNMP provided to retail electric providers were included in the bundled rates TNMP charged its customers prior to competition.

The $3.1 million gross profit increase described as “price/sales mix and other” for the nine months ended September 30, 2003, compared to the corresponding 2002 period, is primarily attributable to increased revenues from commercial and industrial customers in Texas. A significant portion of those customers’ revenues are calculated based upon those customers’ highest peak demand for electricity in the twelve month period ending in the month that the customers are billed. Customers’ bills through the third quarter of 2003 were based upon a full twelve months of demand data, but customers’ bills through the third quarter of 2002 were based upon less than twelve months of demand data due to the beginning of retail competition in January 2002. As a result, the 2002 bills were lower than they normally would be, because the demand data for the summer months of 2001, during which these customers typically have their highest demand, could not be included in the calculation of the customers’ bills.

Purchased power and fuel expenses decreased $9.0 million for the three months ended September 30, 2003, compared with the amount incurred in the same period in 2002. Expenses in 2002 included $11.3 million of TNP One fuel costs, which was sold in October 2002.

Purchased power and fuel expenses decreased $32.3 million for the nine months ended September 30, 2003, compared with the amount incurred in the same period in 2002. Expenses in 2002 included $33.4 million of TNP One fuel costs, which was sold in October 2002.

Operating Expenses

TNMP incurred operating expenses of $44.3 million for the quarter ended September 30, 2003, a decrease of $16.5 million from the amount incurred during the corresponding period of 2002. For the nine months ended September 30, 2003, TNMP incurred operating expenses of $135.8 million, a decrease of $44.2 million from the amount incurred during the corresponding period of 2002. The primary reason for the decreases for both the three and nine months ended September 30, 2003, compared with the corresponding 2002 periods was the absence of the operating expenses related to TNP One in 2003 resulting from the sale of TNP One in October 2002. We do not expect similar decreases in operating expenses in the future.

Operating expenses include purchased power and fuel, and transmission expense. Those expenses decreased $8.8 million and $31.4 million for the three and nine months ended September 30, 2003, compared with the same periods in 2002.

The details in the changes of purchased power and fuel, and transmission expense, are discussed above in “TNMP Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses decreased $7.1 million and $10.5 million for the quarter and nine months ended September 30, 2003, compared with the same periods in 2002 respectively. The decrease is related to operating expenses of TNP One, which was sold in October 2002 and to TNMP’s establishment of a regulatory asset related to unrecovered System Benefit Fund payments, as discussed in Note 2.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $1.0 million and $3.7 million for the three and nine months ended September 30, 2003, compared with the corresponding 2002 periods. The decrease is primarily related to ad valorem taxes at TNP One, which was sold in October 2002.

Interest Expenses

Interest expenses increased $1.3 million and $4.1 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods in 2002. The increase for the quarter is attributable to interest on $250 million of Senior Notes that TNMP issued in June 2003. For the nine months ended, the increase reflects interest on the Senior Notes and $3.1 million of charges associated with the termination of TNMP’s interest rate swaps upon the issuance of the Senior Notes in June 2003.

TNP Preferred Stock Dividends

Dividends on preferred stock increased $0.7 million and $2.1 million for the three and nine months ended September 30, 2003, respectively, compared with the corresponding periods in 2002. The increases are attributable to TNP paying dividends on preferred stock through the issuance of additional shares of preferred stock.

Financial Condition

TNP Liquidity

TNP’s main sources of liquidity, and its ability to service the debt issued to finance the Merger, depend primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement.

Senior Credit Facility. In August 2003, TNP and the banks participating in TNP’s Senior Credit Facility agreed to increase the commitment under, and extend the maturity of, the Senior Credit Facility. As a result the Senior Credit Facility is now composed of a $112.5 million term loan that matures in December 2006. The commitment under the term loan increased $42 million and TNP used the proceeds to provide First Choice with $25 million in additional capital and replace the working capital available under the revolving portion of the Senior Credit Facility. The revolving portion of the Senior Credit Facility expired in August 2003 and had a commitment of $15 million. The extension of the maturity of the Senior Credit Facility allows TNP flexibility to coordinate the refunding of the term loan with the anticipated issuance of securitization bonds related to the recovery of stranded costs resulting from TNMP’s sale of TNP One.

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

For the nine months ended September 30, 2003, TNP’s cash flow from operations was $16.8 million higher than in the nine months ended September 30, 2002. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase(Decrease)
Nine Months Ended September 30, 2003 v. 2002
Increased cash flow from sales	$170.2
Cash paid in 2002 due to termination of factoring agreement	48.7
Higher purchased power payments	(148.7)
Cash paid for natural gas options	(19.6)
Increased cash paid to suppliers	(45.2)
Lower payments for taxes other than income taxes	7.2
All other	4.2

TNP consolidated cash flow from operations increase	$16.8

Cash flow from sales increased due to the acquisition of customers in the competitive market and increases in the price-to-beat fuel factor. Cash flow in the first nine months of 2002 was reduced due to the termination of TNMP’s factoring agreement in February 2002. As discussed in First Choice Gross Profit, purchased power expenses increased in the first nine months of 2003 due to rising natural gas prices and increased purchases primarily as a result of higher sales to competitive customers. First Choice purchased natural gas options in primarily the first half of 2003 as part of a strategy to mitigate the risk of increasing natural gas prices, as discussed in Note 4. The increased payments to suppliers are primarily attributable to increased transmission and distribution charges, which were addressed in First Choice Gross Profit. Payments for taxes other than income taxes have decreased primarily due to reduced payments for ad valorem taxes resulting from the sale of TNP One in October 2002.

Cash dividends from TNMP and First Choice to TNP are limited by restrictions in the respective companies’ debt indentures and bank agreements. In addition, the regulatory orders from the PUCT and the NMPRC approving the Merger contain additional restrictions on TNMP’s ability to pay cash dividends to TNP. For the nine months ended September 30, 2003, TNMP paid dividends $18.4 million to TNP.

For the nine months ended September 30 2003, TNMP made tax sharing payments of $11.6 million to TNP, and TNP made tax sharing payments of $1.2 million to First Choice.

For the nine months ended September 30, 2003, TNP made equity contributions of $35 million to First Choice.

Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and cash on hand as a result of increasing the commitment under the Senior Credit Facility should be sufficient to meet TNP’s working capital requirements at least through the end of 2004.

TNMP and First Choice Liquidity

TNMP/First Choice Credit Facility. Until its expiration in October 2003, First Choice and TNMP could borrow up to $90 million, in the aggregate, under the TNMP/First Choice Credit Facility. TNMP could borrow subject to a guarantee by First Choice. First Choice could borrow funds, or have letters of credit issued, under the credit facility subject to a guarantee by TNMP. TNMP’s guarantee was limited to $75 million due to an order issued by the NMPRC in December 2001. Accordingly, First Choice’s borrowings and issuances of letters of credit were limited to $75 million. The following sections discuss the liquidity of TNMP and First Choice following the expiration of the TNMP/First Choice Credit Facility.

TNMP Liquidity. On June 10, 2003, TNMP completed the sale of $250 million of 6.125% Senior Notes due 2008. A portion of the proceeds from this sale was used to repay TNMP’s outstanding borrowings under the TNMP/First Choice Credit Facility of $207 million. At the same time, TNMP reduced the commitments under that facility from $291.9 million to $90 million. As a result of the sale, TNMP has adequate cash to meet its working capital needs without the need for additional bank financing.

TNMP’s cash flow from operations for the nine months ended September 30, 2003 was $50.8 million higher than in the nine months ended September 30, 2002. The increased cash flow was primarily due to First Choice assuming the energy supply activities of TNMP in Texas at the beginning of retail competition, which resulted in TNMP making lower payments for fuel and purchased power costs in the first nine months of 2003. In addition, the sale of TNP One resulted in lower ad valorem tax payments in the first nine months of 2003 compared with the corresponding period in 2002.

TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. Management believes cash flow from operations and cash on hand as a result of the issuance of the TNMP Senior Notes should be sufficient to meet working capital requirements at least through the end of 2005.

First Choice Liquidity. On October 28, 2003, First Choice executed a Letter of Intent and Security Agreement with Constellation under which Constellation will supply First Choice the majority of its remaining power requirements through the end of 2006. As part of the agreement, First Choice will grant a security interest in its accounts receivable to Constellation, providing First Choice with sufficient credit for its Texas operations. This agreement eliminates the need for a new credit facility that First Choice had been negotiating, or the renewal of the existing revolving credit facility.

The letter of intent commits First Choice and Constellation to an agreement with three phases. In phase one, which began on October 28, 2003, First Choice purchased fixed-price power to supply approximately 0.6 million MWh of forecasted commitments to its price-to-beat and competitive customers in 2004, supply for which had not previously been secured. First Choice also purchased supply for approximately 5.7 million MWh of forecasted commitments to price-to beat customers in 2005 and 2006, at prices that vary with monthly natural gas prices.

During phase one, all supply provided by Constellation will be governed by the existing agreement between First Choice and Constellation. However, Constellation has agreed to waive its right to require First Choice to post collateral to cover both settlement exposure and mark-to-market exposure. Settlement exposure is the cost of energy that First Choice has received but for which payment has not yet been made. Mark-to-market exposure is the difference between the contracted price of energy for future periods and the current forward market price of the contracted energy. An increase in the quantity and/or price of energy, such as in the summer months, increases the settlement exposure. A decrease in the market price of energy increases the mark-to-market exposure. Conversely, an increase in the market price of energy decreases the mark-to-market exposure. In return for foregoing its right to demand additional collateral, Constellation will receive a lien against billed and unbilled receivables and a variable amount of cash required to cover up to the current month’s invoice due. However, if a dramatic change in electricity or gas forward prices created an increase in Constellation’s credit exposure to First Choice beyond a limit based on cash and accounts receivable, First Choice would be constrained in its ability to sign up additional customers.

During phase one, TNMP will continue to guarantee $25 million of First Choice’s performance under the existing Constellation agreement. As discussed in Note 7, First Choice amended its existing power supply agreement with Constellation. As a result of the amendment, TNMP’s ability to guarantee First Choice’s $25 million performance under the Constellation contract is subject to TNMP maintaining a credit rating of at least BB+ from S&P or at least Ba1 from Moody’s. Should TNMP’s ratings fall below those levels, First Choice would be required to provide additional collateral to Constellation.

Phase two of the agreement begins with the execution of a restructured power supply agreement that is being negotiated with Constellation to replace the existing agreement. The Letter of Intent provides that the restructured agreement will result in the assumption by Constellation of the risks associated with differences in actual customer usage and customer attrition for a fixed fee above the cost of energy. First Choice will continue to retain the credit risk of the customers. The credit terms described in phase one, including the $25 million guarantee from TNMP, will remain in place during phase two. Execution of the phase two agreement is targeted for December 31, 2003.

Phase three of the agreement begins once First Choice establishes a bankruptcy remote Special Purpose Entity (SPE) to hold all customer contracts and wholesale power and gas contracts. Some of the provisions in phase three of the agreement are subject to PUCT approval. First Choice expects to have the SPE established by the end of the third quarter of 2004. In return for a lien on accounts receivable, customer contracts, cash, and the equity of the SPE, Constellation will continue to waive any rights to demand additional collateral from First Choice, and release TNMP from its $25 million guarantee to Constellation. Phase three will continue until the expiration of the agreement on December 31, 2006.

During the first two phases of the new agreement, Constellation may terminate the agreement with six months prior notice if the SPE described above is not established by the earlier of thirty days after the PUCT approves the provisions in phase three over which it has jurisdiction or September 1, 2004. First Choice may terminate the agreement upon ninety days prior notice to Constellation, for any reason.

In the event of termination, the security interest in First Choice’s accounts receivable granted to Constellation would remain in effect until First Choice’s obligations are paid in full, and until the Letter of Intent and power supply agreements with Constellation are terminated. Alternatively First Choice can provide Constellation with alternate collateral. Provisions of the Letter of Intent and power supply agreements that by their terms survive termination would expire on their original expiration dates.

Management believes cash flow from operations and cash on hand should be sufficient to meet working capital and credit requirements at least through the expiration of the new Constellation agreement in December 2006.

TNMP Guarantees. The guarantee made by TNMP requires it to assume the obligations of First Choice in the event of default. As of October 27, 2003, TNMP had a maximum potential liability under its guarantee of First Choice performance under the new Constellation agreement of $25.0 million. The guarantee will be in force until the earlier of December 31, 2004 or the date upon which Constellation releases TNMP from its obligation to guarantee First Choice’s performance under the new Constellation agreement, as described in Note 8.

Intercompany Loans. The Senior Credit Facility allows intercompany loans to be made between TNMP and First Choice. As of June 30, 2003, all intercompany loans were retired. Due to the sale of TNMP Senior Notes discussed in TNMP Liquidity, TNMP and First Choice do not expect to utilize intercompany loans in the foreseeable future.

Item 4. Controls and Procedures.

As of October 29, 2003, the Chief Executive Officers and Chief Financial Officers of TNP and TNMP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officers and Chief Financial Officers of TNP and TNMP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNP’s or TNMP’s periodic SEC filings.

There have been no significant changes in TNP’s or TNMP’s internal controls or in other factors that could significantly affect these controls subsequent to October 29, 2003.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 2 and 7 for information regarding additional regulatory and legal matters.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(31.2) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(31.3) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(31.4) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.3) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.4) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

TNP filed an 8-K dated July 24, 2003 to report the issuance of its second quarter 2003 Earnings Release.

TNP filed an 8-K dated October 28, 2003 to report the new power supply agreement between First Choice and Constellation.

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: our ability to adapt to open market competition; the ability to negotiate and enter into definitive agreements relating to the Letter of Intent, and Security Agreement with Constellation; the ability of First Choice to attract and retain customers as competition moves forward; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP’s and TNMP’s businesses; decisions in connection with regulatory proceedings; insurance coverage available for claims made in litigation; general business and economic conditions, and price fluctuations in the electric power and natural gas markets; and other factors described from time to time in TNP’s and TNMP’s reports filed with the SEC. TNP and TNMP wish to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	TNP ENTERPRISES, INC.

Date: November 12, 2003	By	\s\ THEODORE A. BABCOCK
Theodore A. Babcock
Chief Financial Officer

TEXAS-NEW MEXICO POWER COMPANY

Date: November 12, 2003	By	\s\ SCOTT FORBES
Scott Forbes
Senior Vice President & Chief Financial Officer

Date: November 12, 2003	By	\s\ JOSEPH B. HEGWOOD
Joseph B. Hegwood
Vice President & Controller