Form 10-K
period 2003-12-31
TNP ENTERPRISES INC
filed 2004-03-02
CIK 741612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

TNP ENTERPRISES INC. AND SUBSIDIARIES (TNP)

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2003

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: the ability of TNP’s subsidiaries to adapt to open market competition; the ability of First Choice Power, Inc. (First Choice) to attract and retain customers as competition moves forward; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP’s businesses; decisions in connection with regulatory proceedings including Public Utility Commission of Texas (PUCT) Docket No. 29206, the stranded cost true-up proceeding of Texas-New Mexico Power Company (TNMP); insurance coverage available for claims made in litigation; general business and economic conditions; price fluctuations in the electric power and natural gas markets; collections experience; and other factors described from time to time in TNP’s reports filed with the Securities and Exchange Commission (SEC). TNP wishes to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART I

Item 1.	BUSINESS.

Introduction

TNP was organized as a holding company in 1983 and transacts business through its subsidiaries. On April 7, 2000, pursuant to an Agreement and Plan of Merger among TNP, ST Acquisition Corp. (ST Corp) and SW Acquisition, LP (SW Acquisition), the parent of ST Corp., ST Corp. merged with and into TNP (Merger). TNP is the surviving corporation in the Merger, and is wholly owned by SW Acquisition.

TNP’s principal operations are conducted through TNMP and First Choice. TNMP is a regulated utility operating in Texas and New Mexico. In Texas, TNMP provides regulated transmission and distribution services under the provisions of the legislation that established retail competition in Texas (Senate Bill 7). In New Mexico, TNMP provides integrated electricity services that include transmitting, distributing, purchasing and selling electricity to its New Mexico customers. TNMP’s Texas and New Mexico operations are subject to traditional cost-of-service regulation. Traditional cost-of-service regulation is a method of regulation that sets rates that TNMP can charge to its electricity customers based upon its cost of providing that service. The cost of providing that service includes a return of and on the capital, which TNMP has invested and dedicated to providing electric service. TNMP’s predecessor was organized in 1925. First Choice was organized in 2000 to act as TNMP’s affiliated retail electric provider, as required by Senate Bill 7. TNMP and First Choice are wholly owned subsidiaries of TNP.

TNMP has two subsidiaries, Texas Generating Company, LP (TGC), a Texas limited partnership, and Texas Generating Company II, LLC (TGC II), a Texas limited liability company. TNMP formed TGC and TGC II as Texas corporations to finance construction of TNP One, formerly its sole generation facility. Until May 2001, TNMP owned TNP One together with TGC and TGC II. At that time, TNMP converted TGC and TGC II to their present forms and consolidated the ownership of TNP One into TGC to comply with the Senate Bill 7.

Effective January 1, 2002, Senate Bill 7 established retail competition in the Texas electricity market. Prior to January 1, 2002, TNMP operated as an integrated electric utility in Texas, generating, transmitting and distributing electricity to customers in its Texas service territory. As required by Senate Bill 7, and in accordance with a plan approved by the PUCT, TNMP separated its Texas utility operations into three components:

•	Retail Sales Activities. First Choice assumed the activities related to the sale of electricity to retail customers in Texas, and, on January 1, 2002, TNMP’s customers became customers of First Choice, unless they chose a different retail electric provider. First Choice and other retail electric providers now perform all activities with Texas retail customers, including acquiring new customers, setting up accounts, billing customers, acquiring power for resale to customers, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and the retail customers. The rates that First Choice charges for its services are not regulated, with the exception of the price-to-beat, a regulated price that First Choice must offer to certain former customers of TNMP.

•	Power Transmission and Distribution. TNMP continues to operate its regulated transmission and distribution business in Texas.

•	Power Generation. TGC became the unregulated entity performing TNMP’s generation activities in Texas. However, in October 2002, TNMP and TGC sold TNP One to Sempra Energy Resources. As a result of the sale, TGC and TGC II neither own property nor engage in any operating activities, and neither TNMP nor any of its affiliates are currently in the power generation business.

Upon separation, TNMP provided First Choice equity capitalization of $23 million. No other payments or considerations were exchanged between TNMP, First Choice or TGC in connection with the separation.

TNP, TNMP, and First Choice are all Texas corporations. TGC is a Texas limited partnership and TGC II is a Texas limited liability company. The executive offices of TNP, TNMP, TGC, TGC II and First Choice are located at 4100 International Plaza, P.O. Box 2943, Fort Worth, Texas 76113 and the telephone number is (817) 731-0099. TNP also has an executive office located at 2 Robbins Lane, Suite 201, Jericho, NY 11753 and the telephone number is (516) 933-3100. Unless otherwise indicated, all financial information in this report is presented on a consolidated basis.

TNMP’s Service Areas

TNMP serves a market niche of smaller- to medium-sized communities. TNMP provides electric service, either directly or through retail electric providers, to more than 252,000 customers in 85 Texas and New Mexico municipalities and adjacent rural areas. Only three of the 85 communities in TNMP’s service territory have populations exceeding 50,000. TNMP’s service territory is organized into two operating areas: Texas and New Mexico. In most areas that TNMP serves, it is the exclusive provider of transmission and distribution services.

Texas

TNMP’s Texas territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of DFW International Airport, eastward to municipalities near the Red River, and to communities south and west of Fort Worth. A second portion of its territory includes the area along the Texas Gulf Coast between Houston and Galveston, and a third includes areas of far west Texas between Midland and El Paso. In Texas, TNMP provides transmission and distribution service, through retail electric providers, to a variety of entities, including customers engaged in the agricultural, food processing, oil and gas, petrochemical, and tourism industries.

TNMP’s Texas operations lie entirely within the Electric Reliability Council of Texas (ERCOT) region. ERCOT is the independent system operator that is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT region, which is located entirely within Texas and serves about 85 percent of the electrical load in Texas.

New Mexico

TNMP’s New Mexico service territory includes areas in southwest and south central New Mexico. TNMP engages in the transmission, distribution, purchase and sale of electricity to residential customers and a variety of commercial and industrial entities, including customers engaged in mining and agriculture, with copper mines as the major industrial customer.

Franchises and Certificates of Public Convenience and Necessity

Texas and New Mexico laws do not require an electric utility to execute a franchise agreement with a municipality to be entitled to provide or continue to provide electrical service within the municipality. A franchise agreement does, however, document the mutually agreeable terms under which the service will be provided within a municipality. TNMP holds 81 franchises with terms ranging from 15 to 50 years, two franchises with a five-year term, and two franchises with indefinite terms from the 85 municipalities to which TNMP provides electric service. These franchises will expire on various dates from 2004 to 2039. Two Texas franchises and one New Mexico franchise, which account for 11 percent of total company revenues, are scheduled to expire in 2004. TNMP intends to negotiate and execute new or amended franchise agreements with these municipalities to be effective before the existing franchises expire. The sales within the 85 franchises currently contribute approximately 62 percent of TNMP’s total revenues. The remainder of TNMP’s revenues are earned from service provided to facilities in TNMP’s service area that lie outside the territorial jurisdiction of the municipalities with which TNMP has franchise agreements.

TNMP also holds PUCT certificates of public convenience and necessity covering all Texas areas that it serves. These certificates include terms that are customary in the public utility industry. TNMP generally has not been required to have certificates of public convenience and necessity to provide electric service in New Mexico. In both Texas and New Mexico, TNMP is the exclusive transmission and distribution provider in nearly all of the areas it serves.

First Choice’s Service Areas

First Choice had approximately 248,000 customers in Texas as of December 31, 2003. This number consists of approximately 176,000 price-to-beat customers and 72,000 customers (residential, commercial, and aggregated municipalities) acquired through competition. The price-to-beat customers are former customers of TNMP that have chosen to remain with First Choice, TNMP’s affiliated retail electric provider. First Choice focuses its competitive customer acquisition efforts in the major metropolitan areas that are open to electric choice within ERCOT, including Dallas-Fort Worth, Houston, Corpus Christi, and McAllen-Harlingen. First Choice is one of twelve retail electric providers competing for mass market customers (residential and small commercial), and one of forty retail electric providers competing for large commercial, and aggregated municipal customers. At December 31, 2003, First Choice’s gigawatt-hour (GWH) sales market share in the competitive regions of ERCOT was slightly greater than 3.2 percent.

Seasonality of Business

TNMP and First Choice experience increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 2003 approximately 41 percent of TNP’s consolidated annual revenues were recorded in June, July, August, and September.

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

Strategy for mitigating fluctuation in costs of energy supply. On October 28, 2003, Constellation and First Choice executed a new power supply agreement that amended the existing power supply agreement, provided for additional purchases under the existing agreement and stated the parties’ intent to execute a power supply agreement to replace the existing agreement. As a result, Constellation is the primary supplier of power for First Choice’s customers, both price-to-beat and competitive. The new Constellation agreement allows First Choice to execute a risk management policy that establishes limits upon the amount of risk that First Choice may assume. First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. In addition, First Choice can use its ability to change the price-to-beat fuel factor to mitigate fluctuations in the cost of its price-to-beat energy supply and use various financial instruments to hedge against the risk of adverse changes in natural gas prices.

Benefits provided by new Constellation agreement. As part of the new agreement, First Choice granted a security interest in its accounts receivable to Constellation, which has provided First Choice with sufficient credit for its Texas operations. As a result, First Choice has secured supply to serve all of its forecasted commitments to existing competitive customers for 2004 at fixed prices. In addition, First Choice has secured supply to all of its forecasted commitments to price-to-beat customers for the first nine months of 2004 at fixed prices. First Choice has secured supply to serve its forecasted commitments to price-to-beat customers in the last quarter of 2004 at prices that currently vary with monthly natural gas prices. To mitigate the risk of changes to monthly natural gas prices, First Choice has the ability to file with the PUCT to change the price-to-beat twice in 2004, in the event of significant changes in natural gas prices, or use financial instruments, as discussed previously.

Risk management in 2003. During 2003, prior to amending the existing power supply agreement with Constellation, First Choice lacked sufficient credit to purchase power supply at fixed prices. As a result, First Choice purchased the majority of its power supply at prices that varied with monthly natural gas prices. First Choice mitigated the risk of changes in natural gas prices in 2003 by requesting and implementing two increases in the price-to-beat fuel factor and by purchasing natural gas call options. Purchases of 2003 natural gas call options were delayed until March 2003 due to the discovery that the initial option purchase in November 2002 had been made with an organization created by a now former First Choice employee. This delay resulted in greater First Choice exposure to higher gas prices than it would have incurred had the option coverage began as initially planned.

First Choice executed a number of contracts for competitive customers in late 2002, prior to purchasing the natural gas call options. At the time of executing the contracts, First Choice estimated that energy prices would average $35 per MWH based on gas costs of $3.99 per million British Thermal Units (MMBtu). Natural gas prices started to rise above $3.99 per MMBtu in December 2002 and monthly average prices ranged between $4.69 per MMBtu and $9.13 per MMBtu during 2003. Due to the increase in natural gas prices First Choice realized a net decrease in gross margin of $41.6 million for 2003. During 2003, the price of natural gas paid by First Choice averaged $5.43 per MMBtu.

Risk management beyond 2004. First Choice is implementing the new agreement with Constellation in three phases. Phase one began with the execution of the new power supply agreement described above on October 28, 2003. Phase one ended and phase two began in December 2003, when First Choice executed a restructured power supply agreement with Constellation to replace the previous agreement. The credit terms in place during phase one continue to apply in phase two. In particular, Constellation received a lien against billed and unbilled receivables and a variable amount of cash to cover both settlement exposure and mark-to-market exposure rather than requiring First Choice to post cash collateral for purchased power supply. However, if a dramatic change in electricity or gas forward prices creates an increase in Constellation’s credit exposure to First Choice beyond a limit based on cash and accounts receivable, First Choice will be constrained in its ability to sign up additional customers until that imbalance is corrected.

First Choice expects phase three to begin during the first half of 2004. At that time, First Choice expects to have in place a bankruptcy remote special purpose entity (SPE) that will hold all relevant customer contracts, wholesale power contracts and natural gas contracts. Constellation will receive a lien on the accounts receivable, customer contracts, cash, and equity of the SPE.

Constellation’s security interest in First Choice receivables during phases one and two, and its liens on the SPE during phase three will provide First Choice with the credit it needs to pursue its strategy for mitigating fluctuations in the cost of its energy supply. In phase three of the Constellation agreement and beyond, First Choice expects to purchase supply to serve its commitments to competitive customers at fixed prices. For price-to-beat customers, First Choice generally expects to purchase supply at prices that vary with monthly natural gas prices, but can, at its discretion, convert those variable prices to fixed prices using various financial instruments. To the extent that changes in the price-to-beat can be requested, First Choice can use such changes to mitigate the risk of changing natural gas prices.

Load Forecasting Risks. First Choice’s load fluctuates continuously due to among other things, customer additions and losses, changes in customers’ usage, severe or unexpected weather and timing of customer switching. First Choice continually monitors and revises its load forecast to account for changing customer loads (both price-to-beat and competitive). First Choice develops short-term load forecasts to identify short-term load surpluses and shortages, and to insure that hedges are in place to cover expected sales. To the extent these short-term load forecasts identify shortages, First Choice covers shortages through short-term power purchases. First Choice may cover off-peak shortages through purchases on the ERCOT balancing market where off-peak prices are generally lower than can be contracted through short-term purchases.

The restructured power supply agreement with Constellation resulted in Constellation assuming the risks related to changes in expected customers’ usage and weather-related risks. First Choice retained the risks associated with customer attrition.

New Mexico. TNMP purchases all electricity for its New Mexico customers’ needs and energy-scheduling services under terms of a long-term wholesale power contract with Public Service Company of New Mexico (PNM). Purchases under the contract are at fixed rates to provide price stability to TNMP’s New Mexico customers. The contract extends through December 2006.

To maintain a reliable power supply for its New Mexico customers and to coordinate interconnected operations, TNMP is a member of the Western Systems Coordinating Council.

Purchased Power Costs. During 2003, TNP’s consolidated average cost per Kilowatt-Hour (KWH) of purchased power was 5.43 cents per KWH. In 2002, TNP’s consolidated average cost of purchased power was 4.05 cents per KWH.

The following table illustrates the composition of TNP’s sources of electric energy in 2003.

		Percent of Energy Provided
	Year Contract Expires	First ChoiceTexas	TNMP New Mexico
Purchased Power
Firm contracts expiring in 2003-2004	—	32%
Firm contracts expiring in 2005-2008
Constellation	2006	61%
PNM	2006		100%
Off peak spot market purchases	—	7%

Total		100%	100%

New Mexico Purchased Power Recovery

TNMP recovers all New Mexico purchased power costs through the fuel and purchased power adjustment clause authorized by the New Mexico Public Regulation Commission (NMPRC). The purchased power recovery factor changes monthly to reflect over-collections or under-collections of purchased power costs.

Government Regulation

TNMP is subject to various federal, state and local regulations. TNMP possesses all necessary franchises, licenses and certificates to enable it to conduct its business. Within Texas, TNMP is a rate-regulated electric transmission and distribution utility and is subject to the jurisdiction of the PUCT and certain municipalities with respect to rates and service. Within New Mexico, TNMP is subject to the jurisdiction of the NMPRC. TNMP is subject in some of its activities, including the issuance of securities and the acquisition or disposition of properties in New Mexico, to the jurisdiction of the FERC. TNMP’s transmission and distribution activities in Texas are not subject to FERC regulation, because those activities occur solely within the ERCOT system of Texas.

In addition to regulation as a utility, TNMP’s facilities are regulated by the Environmental Protection Agency and Texas and New Mexico environmental agencies. During 2002 and 2001, TNMP incurred expenses related to air, water, and solid waste pollution abatement (including ash removal) of approximately $3.1 million and $3.8 million, respectively. Substantially all of TNMP’s environmental expenses were incurred at TNP One, which TNMP sold in October 2002.

In October, 2003, the Texas Commission on Environmental Quality (TCEQ) notified various parties including TNMP that releases of hazardous substances had been documented from a site owned and operated by a vendor with whom TNMP had a business relationship. TNMP purchased transformers from the vendor and also sent some transformers to the vendor for repair and/or disposal. TCEQ has requested that TNMP provide records and information relevant to its business relationship with the vendor, which TNMP has done. The TCEQ has not yet identified potentially responsible parties. TNMP is cooperating fully with TCEQ in the ongoing investigation of the vendor and the vendor’s site.

First Choice operates under a certificate issued by the PUCT and is subject to PUCT rules concerning various aspects of customer service and protection. The PUCT also has the authority to approve and, in limited circumstances, change the price-to-beat First Choice charges to its customers.

Employees and Executive Officers

At December 31, 2003, TNP, First Choice and TNMP had 745 employees. The employees are not represented by a union or covered by a collective bargaining agreement. Management believes relations with its employees are excellent. Executive officers of TNP are elected annually by and serve at the discretion of the board of directors.

The executive officers of TNP and the presidents of its principal operating subsidiaries are as follows:

Name	Age	Position
William J. Catacosinos	73	Chairman & Chief Executive Officer, TNP
Michael E. Bray	56	President & Chief Operating Officer, TNP
Theodore A. Babcock	49	Chief Financial Officer, TNP
Jack V. Chambers	54	President, TNMP
Manjit S. Cheema	49	President, First Choice and Treasurer, TNP
Kathleen A. Marion	49	Corporate Secretary

William J. Catacosinos has been Chairman and Chief Executive Officer of TNP since the closing of the Merger in April 2000 and serves on TNMP’s board of directors. He was President of TNP from April 2000 until January 2004. Since November 1998, Dr. Catacosinos has also served as Managing Partner of Laurel Hill Capital Partners. Dr. Catacosinos was Chairman and Chief Executive Officer of Long Island Lighting Company (LILCO) from January 1984 to July 1998.

Michael E. Bray became President and Chief Operating Officer of TNP on January 19, 2004. He became a director of TNP on January 14, 2004. He became a director of TNMP and Chairman of First Choice on February 4, 2004. From July 2000 until September 2003 he was President of PPL Electric Utilities and Vice Chair of PPL Gas Utilities, electric and gas utilities based in Allentown, Pennsylvania. From April 2000 to July 2000 he was Senior Vice President of PPL Electric. From February 1999 to April 2000 he was President and Chief Executive Officer of Consolidated Edison Development, Inc., a power generation subsidiary of Consolidated Edison Company of New York, New York. From March 1997 to February 1999 he was Senior Vice President—Electric Business Unit of LILCO.

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

Kathleen A. Marion joined TNP upon the closing of the Merger as Corporate Secretary. Since 1999, Ms. Marion has been Executive Administrator of Laurel Hill. From 1994 to 1998, she served as Vice President of Corporate Services and Corporate Secretary of LILCO.

Other Developments

In March 2004, TNP’s Board of Directors authorized TNP’s management to engage Goldman Sachs to advise it on strategic alternatives regarding the future of its businesses.

Item 2.	PROPERTIES.

Transmission and Distribution Facilities

TNMP’s facilities are located within its Texas and New Mexico service areas. TNMP’s Texas transmission and distribution facilities are located in three non-contiguous areas. One area extends from Lewisville, which is approximately 10 miles north of DFW International Airport, eastward to municipalities near the Red River, and to communities south and west of Fort Worth. A second area includes portions of Galveston and Brazoria counties, located along the Texas Gulf Coast between Houston and Galveston, and a third includes areas of far west Texas between Midland and El Paso, extending from the cities of Kermit and Pecos south to Fort Stockton and Sanderson. TNMP’s New Mexico transmission and distribution facilities are located in southwest and south central New Mexico, including the cities of Alamogordo, Ruidoso, Silver City, Lordsburg and surrounding communities.

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

Administrative and Service Facilities

TNP’s, TNMP’s, and First Choice’s corporate headquarters are located in an office building in Fort Worth, Texas. Space in this building is leased through October 2007. TNP also has an office in Jericho, New York.

TNMP owns or leases 26 construction centers or other office facilities in Texas and New Mexico. First Choice owns or leases local offices in 20 of the Texas municipalities it serves. In addition to these facilities, TNMP owns or leases offices in 12 Texas communities that are shared with First Choice. Such sharing of facilities is allowed through a waiver granted by the PUCT.

Item 3.	LEGAL PROCEEDINGS.

Final Fuel Reconciliation. In January 2004, the PUCT issued its final order related to TNMP’s reconciliation of fuel and energy-related costs incurred between January 1, 2000 and December 31, 2001. The reconciliation was required under the provisions of Senate Bill 7. The PUCT’s final order disallowed $15.7 million of fuel and energy-related purchased power costs. TNMP intends to appeal portions of the final order.

Information regarding additional regulatory and legal matters is provided in Notes 2 and 12.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders in the fourth quarter of 2003.

PART II

Item 5.	MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

TNP has no publicly traded shares of common stock outstanding.

Item 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data of TNP for 1999 through 2003.

	2003	2002	2001	2000		Predecessor 1999
	(Dollars in thousands)
TNP ENTERPRISES, INC.
For the years ended December 31,
Consolidated results
Operating revenues	$835,493	$687,371	$658,914	$644,035	(1)	$576,150
Income from continuing operations before cumulative effect of change in accounting(2)	$(18,193)	$32,235	$10,160	$5,061	(1)	$30,167
Net income	$(18,193)	$32,235	$8,990	$5,061	(1)	$30,167
At December 31,
Total assets(3)	$1,408,773	$1,274,736	$1,298,322	$1,356,885		$1,030,169
Capitalization
Long-term debt, including current maturities	$810,564	$691,795	$780,611	$860,127		$440,244
Preferred stock	162,538	140,452	121,191	104,393		1,664
Common shareholders’ equity	52,175	90,083	78,811	86,620		327,110

Total capitalization	$1,025,277	$922,330	$980,613	$1,051,140		$769,018

Capitalization ratios
Long-term debt, including current maturities	79.1%	75.0%	79.6%	81.8%		57.3%
Preferred stock	15.8	15.2	12.4	9.9		0.2
Common shareholders’ equity	5.1	9.8	8.0	8.3		42.5

Total capitalization	100.0%	100.0%	100.0%	100.0%		100.0%

(1)	Includes information of Predecessor company for January 1, 2000 through April 7, 2000, the period prior to the Merger.

(2)	Reflects a change in the method of accounting for goodwill and major maintenance costs as described in Note 3.

(3)	Reflects the reclassification of estimated utility plant removal costs as described in Note 3.

TEXAS-NEW MEXICO POWER COMPANY

SELECTED OPERATING STATISTICS

	2003	2002(1)	2001	2000	1999
Operating revenues (in thousands):
Residential	$92,026	$102,464	$264,704	$231,953	$216,374
Commercial	92,083	94,052	210,378	176,635	163,248
Industrial	44,145	42,089	173,885	172,908	147,110
Sales for resale (2)	—	53,806	12,499	12,350	3,803
Other	21,234	11,496	(9,934)	50,189	45,558

Total	$249,488	$303,907	$651,532	$644,035	$576,093

Sales (MWH):
Residential	2,688,719	2,622,978	2,555,472	2,582,081	2,420,512
Commercial	2,159,359	2,095,666	2,089,978	2,069,046	1,921,614
Industrial	2,220,335	1,958,920	4,166,178	4,610,059	4,799,146
Sales for resale (2)	—	1,978,194	291,958	281,017	121,077
Other	113,574	110,592	99,884	101,563	106,814

Total	7,181,987	8,766,350	9,203,470	9,643,766	9,369,163

Number of customers (at year end):
Residential	215,589	210,936	205,712	202,759	199,617
Commercial	35,729	34,979	33,654	34,345	33,127
Industrial	109	114	117	116	116
Sales for resale (2)	—	—	—	16	8
Other	828	835	802	788	799

Total	252,255	246,864	240,285	238,024	233,667

Revenue statistics:
Average annual use per residential customer (KWH)	12,606	12,554	12,451	12,805	12,130
Average annual revenue per residential customer (dollars)(1)	431	490	1,290	1,150	1,084
Average revenue per KWH sold per residential customer (cents)(1)	3.42	3.91	10.36	8.98	8.94
Average revenue per KWH sold total sales (cents)(1)	3.47	3.47	7.08	6.68	6.15
Net generation and purchases (MWH):
Generated	—	2,010,606	2,349,380	2,215,236	1,912,673
Purchased	993,441	1,106,924	7,145,034	7,686,302	7,716,856

Total	993,441	3,117,530	9,494,414	9,901,538	9,629,529

Average cost per KWH purchased (cents)(3)	6.83	5.85	4.58	4.01	3.18
Employees (year-end)	584	578	748	830	823

(1)	In early 2002, Texas operations became unbundled in accordance with SB7. Texas statistics therefore are primarily associated with the transmission and distribution of electricity to retail customers and the generation and sale of electricity from TNP One generating plant (sold on October 31, 2002). New Mexico operations remain unchanged from prior years.

(2)	Sales for resale in 2002, includes the sale of output from TNP One until it was sold on October 31, 2002.

(3)	After the unbundling of Texas operations in early 2002, average cost per KWH purchased reflects the cost of New Mexico power supply only.

FIRST CHOICE POWER, INC.

SELECTED OPERATING STATISTICS

	2003	2002
Operating revenues (in thousands):
Residential	$293,185	$209,467
Commercial	288,424	187,621
Aggregated cities	96,406	68,812

Total revenue from billed sales	678,015	465,900
Unbilled and other revenue	17,285	39,356

Total	$695,300	$505,256

Sales (MWH):
Residential	2,855,472	2,325,096
Commercial	3,916,657	2,633,021
Aggregated cities	1,321,035	997,197

Total	8,093,164	5,955,314

Number of customers (at year end) (1):
Residential	194,996	180,220
Commercial	38,951	31,858
Aggregated cities	13,960	11,112

Total	247,907	223,190

Revenue statistics:
Average annual use per residential customer (KWH)	14,396	14,559
Average annual revenue per residential customer (dollars)	1,478	1,312
Average revenue per KWH sold per residential customer (cents)	10.27	9.01
Average revenue per KWH sold total sales (cents)	8.38	7.82
Net purchases (MWH)	8,565,053	6,851,130
Average cost per KWH purchased (cents)	5.27	3.62
Employees (year-end)	155	158

(1)	First Choice defines a customer as an entity that has received a bill for electric service as of the date that the customer count is measured. As such, customer counts shown above and elsewhere in this report do not include entities that have chosen First Choice as their retail electric provider, but have yet to receive a bill.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

SIGNIFICANT EVENTS AND KNOWN TRENDS AFFECTING TNP

Competitive Conditions

First Choice Energy Supply

A discussion of the competitive position of TNP with regard to energy supply is included in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

First Choice Customer Operations

As discussed in Note 2, the Texas electricity market has been open to retail competition since January 1, 2002. First Choice has addressed, and continues to address, a number of issues related to the development of retail competition.

Price-to-Beat. First Choice must offer customers that reside in TNMP’s service area, and whose loads are less than 1 megawatt a regulated price, commonly called the price-to-beat. The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer those customers any other rate before the loss of 40 percent of the energy consumed by its price-to-beat customers, or January 1, 2005, whichever occurs first. In January 2004, the PUCT approved a stipulation among TNMP and other parties, which found that First Choice had lost more than 40 percent of the energy consumed by its small commercial price-to-beat customers. As a result of PUCT’s action, First Choice may offer small commercial customers who reside in TNMP’s service area rates other than the price-to-beat. First Choice remains below the 40 percent loss threshold with respect to residential price-to-beat customers. Accordingly, First Choice continues to be prohibited from offering rates other than the price-to-beat to residential customers in TNMP’s service area.

Customer Retention and Acquisition. At December 31, 2003, First Choice served approximately 176,000 customers at price-to-beat rates and approximately 72,000 customers at competitive rates. At December 31, 2002, First Choice served approximately 186,000 and 38,000 price-to-beat and competitive customers, respectively. In response to the factors discussed in Bad Debt and Delinquency, below, First Choice is not actively pursuing mass market customers. Mass market customers who choose First Choice as their retail electric provider are required to make a deposit before First Choice begins service.

Bad Debt and Delinquency. First Choice has the right to disconnect customers that reside in TNMP’s transmission and distribution service territory for nonpayment. First Choice is prohibited from disconnecting customers who reside outside TNMP’s transmission and distribution service territory for nonpayment, but may transfer such a customer to the affiliated retail electric provider of the transmission and distribution service provider that serves the transferred customer.

The structure described above limits First Choice’s collection activities, and affects both bad debt expense and the level of delinquent accounts receivable. Bad debt expense as a percentage of operating revenues for First Choice was approximately 1.9 percent for the year ended December 31, 2003, compared with 1.3 percent during 2002. On average, delinquent accounts receivable were approximately 6.0 percent of monthly operating revenue for the year ended December 31, 2003, compared with the 2002 delinquency rate of 9.7 percent. First Choice expects that its bad debt and delinquency rate will decrease during 2004 due to a number of internal and external factors that are discussed in the remainder of this section.

Switching and Billing Issues. Since retail competition began, transactions and data have not flowed between the market participants as accurately or in the volumes that ERCOT’s system was designed to accommodate. The impaired data flow limits the ability of retail electric providers to switch customers from one retailer to another, and causes billing inaccuracies at First Choice. Retail electric providers, transmission and distribution service providers and ERCOT are all working together to address these problems in order to improve the infrastructure and processes that support the competitive electric market. The efforts of the various market participants have resulted in improvements in the switching process, correcting errors that occurred shortly after the market opened and improving data flows between the market participants. First Choice expects these improvements to continue.

Under retail competition, First Choice must bill its customers using data not only from TNMP, but also from the other transmission and distribution utilities that serve First Choice’s customers. The wider range of sources providing billing data to First Choice has also contributed to billing inaccuracies since the beginning of retail competition. The frequency of these issues has decreased as First Choice and other market participants have gained experience under retail competition. However, First Choice expects it will experience some level of billing issues in the competitive market related to multiple sources of billing data.

TNMP

TNMP provides transmission and distribution services within TNMP’s Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service. As of December 31, 2003, 31 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provided electric service to customers that accounted for approximately 56 percent of the energy delivered by TNMP for the year ended December 31, 2003. TNMP’s next largest customer was a non-affiliated retail electric provider that served customers that accounted for approximately 18 percent of the energy delivered by TNMP during the year ended December 31, 2003.

Senate Bill 7 provides for recovery of stranded costs, which is the difference between the regulatory value of TNMP’s investment in generation assets and the market price for energy in a competitive market. On January 22, 2004, TNMP filed its true-up proceeding with the PUCT. The PUCT assigned Docket No. 29206 to the true-up proceeding. The purpose of the true-up proceeding is to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The proceeding will examine a number of issues, including the sale of TNP One that occurred in October 2002, the final fuel reconciliation and the clawback. The issues that will be examined in the true-up proceeding are described more fully in Note 2. The schedule established for the true-up proceeding calls for a final order to be issued near the end of the second quarter of 2004

Critical Accounting Policies

The accounting policies that TNP employed in the preparation of the consolidated financial statements are discussed in Note 1. TNP is required to use estimates in order to prepare the consolidated financial statements in accordance with generally accepted accounting principles. Those estimates include accruals for estimated revenues for electricity delivered from the latest billing date to the end of the accounting period and estimated purchased power expenses incurred but not billed at the end of the accounting period. The use of these estimates is customary in the electric utility industry. Estimated revenues and purchased power expenses are adjusted to the actual amounts billed or incurred in the following month. In addition, purchased power expenses are subject to adjustment due to revisions that ERCOT may make to the metered load of First Choice during ERCOT’s settlement process. These adjustments may occur several months after the actual usage and the amounts of these adjustments can be significant.

TNP also employs certain critical accounting policies that require use of judgments and assumptions that are subject to uncertainty. The amounts reported in the consolidated financial statements that are related to those critical accounting policies could be different if either different judgments were made or different assumptions were used. Those critical accounting policies are discussed below.

Goodwill and Intangible Assets. TNP has goodwill related to the Merger that had a carrying value of $270.3 million as of December 31, 2003. As discussed in Note 10, TNP has apportioned the carrying value of the goodwill between its Regulated Transmission and Distribution segment and First Choice. As of December 31, 2003, TNP had assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires TNP to test goodwill for impairment at least annually and more frequently when indicators of impairment exist. TNP performed its annual goodwill impairment test as of December 31, 2003, and concluded that the fair value of the goodwill related to the Merger exceeded its carrying value.

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

Accounting for Derivatives – Normal Purchases and Sales. In the normal course of business, TNMP and First Choice enter into commodity contracts, which include “swing” components for additional purchases or sales of electricity, in order to meet customer requirements. In most circumstances, such contracts would be defined as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” However, the Financial Accounting Standards Board (FASB) has defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133, as amended by SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” Based on the FASB’s guidance, the management of TNMP and First Choice has determined that their respective contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP and First Choice do not account for their respective electricity contracts as derivatives.

If TNMP and First Choice were required to account for their respective electricity contracts as derivatives, the fair values of the contracts would be recorded on the balance sheet as assets or liabilities. Changes in the fair values of the contracts would be recognized in earnings.

Recoverable Stranded Costs – Sale of TNP One. TNMP sold TNP One in October 2002. Based on TNMP’s true-up filing, as discussed in Note 2, the fair value of TNP One, less cost to sell, was approximately $117.6 million. The book value included in the true-up filing was approximately $425.1 million. TNMP believes that the difference between the fair value of TNP One, net of selling costs, and its book value is recoverable from TNMP’s Texas transmission and distribution customers under the provisions of Senate Bill 7.

Under the provisions of Senate Bill 7, the amount and manner of stranded cost recovery is subject to review and approval by the PUCT as part of the true-up proceeding. In addition to the sale of TNP One, other issues will affect the amount of stranded costs that TNMP will recover from its customers. Those other issues include, among others, the final fuel reconciliation, as discussed in Note 2.

Action taken by the PUCT in the true-up proceeding could affect the ultimate recovery of the amounts requested as recoverable stranded costs. PUCT action that limits the recovery of requested stranded costs could have a material impact on TNP’s and TNMP’s financial position and cash flows.

Results of Operations

2003 Compared With 2002

Overall Results

For the year ended December 31, 2003, TNP had a loss applicable to common stock of $40.3 million compared with income applicable to common stock of $13.0 million for the year ended December 31, 2002. The changes in TNP’s earnings for 2003 compared with 2002 are attributable to the factors listed below (in millions):

Earnings Increase (Decrease) 2003 v. 2002
Change in First Choice net income (loss)	$(39.3)
Change in TNMP net income	(10.8)
Change in TNP Preferred stock dividends	(2.8)
All other and intercompany eliminations	(0.4)

TNP consolidated earnings decrease	$(53.3)

First Choice Results

For the year ended December 31, 2003, First Choice had a net loss of $13.3 million, compared with net income of $26.0 million for the year ended December 31, 2002. The changes in First Choice’s earnings for 2003 compared with 2002 are attributable to the factors listed below (in millions):

Earnings Increase (Decrease) 2003 v. 2002
Changes in gross profit	$(49.5)
Other operating and maintenance	(14.4)
All other (including income tax effects on the items above)	24.6

Change in First Choice net income (loss)	$(39.3)

First Choice Gross Profit

The following table summarizes the components of First Choice gross profit (in thousands).

	2003	2002	Increase (Decrease)
Operating revenues	$695,300	$505,256	$190,044
Transmission and distribution costs	206,996	161,671	45,325

Operating revenues, net of transmission and distribution costs	488,304	343,585	144,719
Purchased power and fuel	451,684	247,963	203,721
Clawback accrual	3,201	12,725	(9,524)

Gross profit	$33,419	$82,897	$(49,478)

Transmission and distribution costs are included in the “Other operating and maintenance” line of TNP’s consolidated income statement. The clawback accrual is shown on the income statement as “Accrual for payment to TNMP.” The following table summarizes the components of the change in First Choice’s gross profit for, 2003, compared with 2002 (in thousands).

Increase (Decrease) 2003 v. 2002
Price variances
Changes in price-to-beat rates, primarily fuel factor increases	$57,392
Changes in competitive rates	41,668
Increased purchased power expenses attributable to higher prices	(140,634)
Quantity variances
Increased sales to competitive customers, net of transmission and distribution charges	67,917
Increased purchased power expenses attributable to higher competitive customer sales	(78,761)
Decreased sales to price-to-beat customers, net of transmission and distribution charges	(26,207)
Decreased purchased power expenses attributable to lower price-to-beat sales	11,468
Prior period adjustments to purchased power expense	4,204
Clawback	9,524
All other	3,951

Gross profit decrease	$(49,478)

Gross profit for the year ended December 31, 2003, decreased $49.5 million compared with the corresponding 2002 period. The decrease resulted primarily from higher purchased power expenses, partially offset by higher revenues from both price-to-beat and competitive customers.

For the year ended December 31, 2003, revenues, net of transmission and distribution charges, from price-to-beat customers increased $31.2 million compared with the year ended December 31, 2002. The increase resulted from increases in the price-to-beat fuel factor during 2003, partially offset by losses of price-to-beat customers during 2003 in response to price increases, and milder than normal weather in the third quarter of 2003.

Revenues from competitive customers, net of transmission and distribution charges, increased $109.6 million for the year ended December 31, 2003, compared with the year ended December 31, 2002. Changes in rates accounted for $41.7 million of the increase. During 2003, First Choice charged competitive customers higher rates to offset increasing natural gas prices. The remaining $67.9 million increase reflects higher sales resulting from First Choice’s acquisition of customers in the competitive market.

Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service. The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. For the year ended December 31, 2003, First Choice billed and incurred transmission and distribution costs related to sales to competitive customers of $103.6 million, compared with $60.1 million for the year ended December 31, 2002. As noted above, the increases reflect the acquisition of customers in the competitive market by First Choice.

Price-to-beat-related transmission and distribution revenues and costs were $103.4 million for the year ended December 31, 2003, compared with $101.6 million for the year ended December 31, 2003. The increase is primarily attributable to higher sales in the first half of 2003 compared with the first half of 2002, partially offset by losses of price-to-beat customers during 2003 in response to price increases, and lower sales due to milder than normal weather in the third quarter of 2003.

Purchased power and fuel expenses increased $203.7 million for the year ended December 31, 2003, compared with the amount incurred in the same period in 2002. Increases in the price of natural gas were primarily responsible for $140.6 million of the increase. The price increases accelerated in December 2002, and First Choice responded to the increases by seeking increases in the price-to-beat fuel factor and by purchasing natural gas hedges to mitigate the risk of increasing natural gas prices. First Choice began implementing its strategy in November 2002. An additional $67.3 million of the increase is primarily attributable to increased purchases of power to supply customers acquired by First Choice in the competitive market.

These increases were partially offset in 2003 by adjustments resulting from the resettlement of 2002 purchased power expense by ERCOT. As discussed earlier in “Competitive Conditions,” participants in the competitive market experienced impaired data flows at the beginning of competition. As a result, First Choice and other retail electric providers had difficulty determining when to transfer ownership of customers that had switched from one retail electric provider to another. In addition, the metering data that ERCOT used to determine the various retail electric providers’ electric load during 2002 was not accurate in every case. First Choice and the other market participants have been working to correct the impaired data flows and have made considerable progress. In September 2003, as a result of this corrective process, ERCOT adjusted the metered load of First Choice for the period August through December 2002. The adjustment to metered load reduced purchased power expenses by $8.5 million, resulting in a net reduction to purchased power expense of $4.2 million for the year ended December 31, 2003.

During 2003, First Choice increased its pre-tax reserve related to a provision of Senate Bill 7, commonly known as the clawback, by $3.2 million. The clawback provision requires First Choice to credit TNMP with the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. During 2002, First Choice recorded $12.7 million related to the clawback liability. Additional details of the clawback are discussed in Note 2.

Other Operating and Maintenance

For the year ended December 31, 2003, other operating and maintenance expenses increased $14.4 million compared with the same period in 2002. The increase resulted from a higher reserve for uncollectible accounts receivable of $7.4 million, and increased personnel and outside services costs in First Choice’s customer service organization of $6.1 million.

TNMP Results

For the year ended December 31, 2003, TNMP had income applicable to common stock of $25.3 million compared with income applicable to common stock of $36.1 million for the twelve months ended December 31, 2002. The changes in TNMP’s earnings for 2003 compared with 2002 are attributable to the factors listed below (in millions):

Earnings Increase (Decrease) 2003 v. 2002
Changes in gross profit	$(23.7)
Other operating and maintenance	11.4
Taxes other than income taxes	3.3
Interest charges	(7.1)
All other (including income tax effects on the items above)	5.3

TNMP consolidated earnings decrease	$(10.8)

TNMP Gross Profit

The following table summarizes the components of TNMP’s gross profit (in thousands).

	2003	2002	Increase (Decrease)
Operating revenues	$249,488	$303,907	$(54,419)
Purchased power and fuel	67,825	100,679	(32,854)
Transmission expenses	21,858	19,691	2,167

Gross profit	$159,805	$183,537	$(23,732)

Transmission expense is included in the “Other operating and maintenance” line of TNMP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the year ended December 31, 2003, compared with the same period in 2002 (in thousands).

Increase (Decrease) 2003 v. 2002
Sales of TNP One output - 2002	$(18,244)
Texas final fuel reconciliation disallowance	(15,698)
January 2002 bundled rates	(4,606)
Customer growth	2,600
Weather related	5,963
Electric service revenues	3,084
Price/sales mix and other	3,169

Gross profit decrease	$(23,732)

Gross profit for the year ended December 31, 2003, decreased $23.7 million compared with the corresponding 2002 period. The decrease is attributable to the loss of revenue from the sale of TNP One output, which TNMP sold in October 2002, and a disallowance of fuel and energy-related purchased power costs that occurred in the final fuel reconciliation in Texas. The final fuel reconciliation is discussed in Note 2. In addition, 2002 gross profit included revenues from the billing of bundled rates in January 2002 that were not present in 2003.

Although retail competition began on January 1, 2002, TNMP’s former customers were transferred to First Choice following their January 2002 meter reading. As a result, TNMP’s January 2002 revenues include charges for service rendered through January 2002 meter reading dates at prices that reflect its integrated operations prior to competition. Beginning in February 2002, TNMP’s revenues reflected rates designed to recover its cost of providing transmission and distribution service under the provisions of Senate Bill 7. Those rates are lower than the rates TNMP charged prior to the beginning of competition, and resulted in decreased gross profit in the twelve months ended December 31, 2003. The table above quantifies the impact of changing TNMP’s rates to recover its cost of providing only transmission and distribution service.

In the first quarter of 2002, TNMP sold the output of TNP One to First Choice at cost, which was 2.5 cents per kilowatt-hour (KWH). First Choice used the power to serve its customers’ load. Beginning in April 2002, TNMP sold the output of TNP One to third parties at prices that averaged 2.8 cents per KWH, until the sale of TNP One in October 2002. TNMP realized pre-tax income of $4.3 million related to third party sales for the year ended December 31, 2002.

Electric service revenues increased because TNMP provided a greater number of fee-based services to retail electric providers in the year ended December 31, 2003, compared with the same period in 2002. The fee-based services included account initiation charges, service call charges, disconnect/reconnect charges and various metering charges, among others. Some of the charges for fee-based services that TNMP provided to retail electric providers were included in the bundled rates TNMP charged its customers prior to competition.

The $3.2 million gross profit increase described as “price/sales mix and other” for the year ended December 31, 2003, compared to the corresponding 2002 period, is primarily attributable to increased revenues from commercial and industrial customers in Texas. A significant portion of those customers’ revenues are calculated based upon those customers’ highest peak demand for electricity in the twelve month period ending in the month that the customers are billed. Customers’ bills during 2003 were based upon a full twelve months of demand data, but customers’ bills during 2002 were based upon less than twelve months of demand data due to the beginning of retail competition in January 2002. As a result, some 2002 bills were lower than they normally would be, because the demand data for the summer months of 2001, during which these customers typically have their highest demand, could not be included in the calculation of the customers’ bills.

Purchased power and fuel expenses decreased $32.9 million for the year ended December 31, 2003, compared with the amount incurred in the same period in 2002. Expenses in 2002 included fuel costs of $35.5 million at TNP One, which was sold in October 2002.

Operating Expenses

For the year ended December 31, 2003, TNMP incurred operating expenses of $183.7 million, a decrease of $43.6 million from the amount incurred during the corresponding period of 2002. The primary reason for the decrease was the absence of the operating expenses related to TNP One in 2003 resulting from the sale of TNP One in October 2002. TNMP does not expect similar decreases in operating expenses in the future.

Operating expenses include purchased power and fuel, and transmission expense. Those expenses decreased $30.7 million for the year ended December 31, 2003, compared with the same periods in 2002.

The details in the changes of purchased power and fuel, and transmission expense, are discussed above in “TNMP Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses decreased $11.4 million for the year ended December 31, 2003, compared with the same period in 2002. The decrease is related to operating expenses of TNP One, which was sold in October 2002 and to TNMP’s establishment of a regulatory asset related to unrecovered System Benefit Fund payments, as discussed in Note 2.

Taxes Other Than Income Taxes

Taxes other than income taxes decreased $3.3 million for the year ended December 31, 2003, compared with the corresponding 2002 period. The decrease is primarily related to ad valorem taxes on TNP One, which was sold in October 2002.

Interest Expenses

Interest expenses increased $7.1 million for the year ended December 31, 2003, compared to the same period in 2002. The increase reflects interest on the issuance of TNMP’s $250 million of 6.125 percent Senior Notes due 2008 and $3.1 million of charges associated with the termination of its interest rate swaps upon the issuance of the Senior Notes in June 2003.

TNP Preferred Stock Dividends

Dividends on preferred stock increased $2.8 million for the year ended December 31, 2003, compared with the corresponding period in 2002. The increase is attributable to TNP paying dividends on preferred stock through the issuance of additional shares of preferred stock.

2002 Compared With 2001

Overall Results

When full retail competition began in Texas on January 1, 2002, TNMP separated its previously integrated Texas utility operations into three components. Since First Choice has assumed the activities related to the sale of electricity to retail customers in Texas, the financial statements of TNMP for 2002 and 2001 are not comparable. The following discussion will focus primarily on amounts presented in the consolidated financial statements of TNP, except as noted otherwise.

TNP had consolidated income applicable to common stock of $13.0 million for the year ended December 31, 2002, compared with a consolidated loss of $7.8 million for the year ended December 31, 2001.

The changes in TNP’s earnings for 2002 compared to 2001, are attributable to the factors listed below (in millions):

Earnings Increase (Decrease) 2002 v. 2001
Changes in gross profit	$(3.8)
Other operating and maintenance	1.5
Depreciation and amortization	26.3
Charge for recovery of stranded plant	2.1
Interest charges	9.1
All other (including income tax effects on the items above)	(6.0)
Cumulative effect of change in accounting for major maintenance costs (net of tax)	1.2
Other income and deductions, net	(7.1)
Dividends on preferred stock	(2.5)

TNP consolidated earnings increase	$20.8

Gross Profit

The following table summarizes the components of TNP’s gross profit (in thousands).

	2002	2001	Increase (Decrease) 2002 v. 2001
Operating revenues	$687,371	$658,914	$28,457
Purchased power and fuel	334,508	374,827	(40,319)
Transmission and distribution costs	55,684	947	54,737
Clawback accrual	12,725	—	12,725
Transmission expense	19,691	14,565	5,126

Gross profit	$264,763	$268,575	$(3,812)

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

In the fourth quarter of 2002, TNMP recorded a pre-tax reserve of $12.7 million related the clawback.

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

Operating Expenses

TNP incurred operating expenses of $574.3 million for the year ended December 31, 2002, a decrease of $1.2 million from the amount incurred during the corresponding period of 2001. Operating expenses include purchased power and fuel, transmission and distribution costs, clawback accrual and transmission expenses. Those expenses increased $32.3 million for the year ended December 31, 2002, compared with the same period in 2001. The details of the changes in those expenses are discussed above in “Gross Profit.”

The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses for the year ended December 31, 2002 decreased $1.5 million compared with 2001. The decrease is partially attributable to payment of $3.6 million to the System Benefit Fund mandated by Senate Bill 7 in 2001. In 2002, the costs of the System Benefit Fund are passed through to customers, and are not recorded in operating and maintenance expense. The termination of TNMP’s factoring arrangement in February 2002 contributed approximately $3.0 million to the decrease. The decreases are partially offset by increased reserves for uncollectible accounts receivable related to the beginning of competition in Texas, customer acquisition costs at First Choice and increased personnel costs in First Choice’s customer service organization.

Depreciation and Amortization

As discussed in Note 3, TNP stopped amortizing the goodwill associated with the Merger upon adoption of SFAS 142. In addition, TNP and TNMP stopped depreciating TNP One when it was reclassified to assets held for sale as of December 31, 2001. As a result, depreciation and amortization decreased $26.3 million during the year ended December 31, 2002 compared with the corresponding period of 2001.

Charge for Recovery of Stranded Plant

Effective with the start of retail competition on January 1, 2002, the earnings cap under which TNMP operated in 2001 was no longer in effect. Accordingly, TNMP is no longer required to accrue for excess earnings. During the year ended December 31, 2002, the charge for recovery of stranded plant decreased $2.1 million compared with the same period in 2001. The decrease resulted from TNMP no longer accruing for excess earnings, and from TNMP recording an adjustment to its 2001 excess earnings accrual in the first quarter of 2002.

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

Interest Charges

Interest charges decreased by $9.1 million for the year ended December 31, 2002, compared with 2001. The decrease was due to lower interest rates on both TNP’s Senior Credit Facility (Senior Credit Facility) and the TNMP/First Choice Credit Facility. The decrease was partially offset by increased borrowings under the TNMP/First Choice Credit Facility that resulted primarily from the termination of the factoring arrangement in February 2002.

Cumulative Effect of Change in Accounting

Cumulative effect of change in accounting decreased $1.2 million for the year ended December 31, 2002, compared with the corresponding period in 2001. The changes reflect the charge TNMP recorded in the first quarter of 2001 to write off the balance of previously deferred major maintenance costs. Effective January 1, 2001, TNMP began charging the costs of major maintenance to expense as incurred.

Dividends on Preferred Stock

Dividends on preferred stock increased $2.5 million for the year ended December 31, 2002, compared with the same period in 2001. The increase in 2002 over 2001 reflects the payment of dividends on the preferred stock through the issuance of additional shares of preferred stock.

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

TNMP is required to provide notice to the NMPRC prior to paying dividends to TNP. For the year ended December 31, 2003, TNMP paid dividends of $29.4 million to TNP. For the year ended December 31, 2002, TNMP and First Choice paid dividends of $102.3 million and $15.0 million, respectively, to TNP. For the year ended December 31, 2001, TNMP paid dividends to TNP of $35.0 million.

For the year ended December 31 2003, TNMP made tax sharing payments of $15.7 million to TNP, and TNP made tax sharing payments of $1.2 million to First Choice. For the year ended December 31, 2002, First Choice made tax sharing payments to TNP of $19.5 million and TNP made tax sharing payments of $3.4 million to TNMP. For the year ended December 31, 2001, TNMP made tax sharing payments to TNP of $13.4 million.

For the year ended December 31, 2003, TNP made equity contributions of $35 million to First Choice. The Senior Credit Facility limits the amount of equity that TNP may contribute to First Choice to $25 million for years after 2003.

Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and cash on hand as a result of increasing the commitment under the Senior Credit Facility should be sufficient to meet TNP’s working capital requirements at least through the end of 2005.

For the year ended December 31, 2003, TNP’s cash flow from operations was $12.3 million higher than in the year ended December 31, 2002. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase (Decrease) 2003 v. 2002
Increased cash flow from sales, net of purchased power payments	$25.9
Cash paid in 2002 due to termination of factoring agreement	48.7
Cash paid for natural gas options	(19.6)
Increased cash paid to suppliers	(51.2)
Lower payments for taxes other than income taxes	9.3
All other	(0.8)

TNP consolidated cash flow from operations increase	$12.3

Cash flow from sales increased due to the acquisition of customers in the competitive market and increases in the price-to-beat fuel factor. As discussed in First Choice Gross Profit, purchased power expenses increased in 2003 due to rising natural gas prices and increased purchases primarily as a result of higher sales to competitive customers. Cash flow in 2002 was reduced due to the termination of TNMP’s factoring agreement in February 2002. First Choice purchased natural gas options in primarily the first half of 2003 as part of a strategy to mitigate the risk of increasing natural gas prices, as discussed in Note 4. The increased payments to suppliers are primarily attributable to increased transmission and distribution charges, which were addressed in First Choice Gross Profit. Payments for taxes other than income taxes have decreased primarily due to reduced payments for ad valorem taxes resulting from the sale of TNP One in October 2002.

TNMP and First Choice Liquidity

TNMP Liquidity. On June 10, 2003, TNMP completed the sale of $250 million of 6.125 percent Senior Notes due in 2008. The proceeds from this sale were used to repay all of TNMP’s outstanding borrowings under the TNMP/First Choice Credit Facility, which were $207 million as of June 10, 2003. As a result of the sale, TNMP has sufficient liquidity to satisfy the possibility of any known contingencies. TNMP believes that cash flow from its operations and cash on hand as a result of the issuance of the Senior Notes will be sufficient to meet its working capital requirements at least through the end of 2005, without the need for additional bank financing. TNMP’s cash balance as of December 31, 2003, was approximately $56.9 million.

Expiration of TNMP/First Choice Credit Facility and Other Developments. The TNMP/First Choice Credit Facility expired in October 2003. Prior to the issuance of the 6.125 percent Senior Notes due in 2008, TNMP used the TNMP/First Choice Credit Facility to finance its working capital requirements.

In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provides for certain power supply obligations of First Choice. The NMPRC originally granted TNMP authority to guarantee up to $75 million of First Choice obligations in December 2001, and was set to expire at the end of October 2003. TNMP agreed to a number of conditions in return for the authority to guarantee First Choice’s power supply obligations, including the following:

•	TNMP withdrew the request it made in June 2003 for authority to place its New Mexico operations in a separate wholly owned subsidiary of TNMP.

•	TNMP’s authority to guarantee First Choice’s obligations is limited to $50 million. That amount will consist of TNMP’s $25 million guarantee of First Choice’s performance under its agreement with Constellation, First Choice’s primary power supplier, and no more than $25 million in guarantees of First Choice’s performance under additional power supply agreements. TNMP currently has a guarantee of First Choice’s performance under an additional power supply agreement of $10 million. TNMP can guarantee First Choice’s performance under the additional power supply agreement to the extent that it maintains credit ratings of at least BB by S&P or at least Ba2 by Moody’s. The guarantees require TNMP to assume the obligations of First Choice in the event of default. As of December 31, 2003, TNMP’s maximum potential liability under the guarantees was $35 million.

•	TNMP’s authority to guarantee First Choice’s obligations ends on December 31, 2004, or on the date that First Choice establishes a bankruptcy remote SPE in connection with its agreement with Constellation. First Choice expects to establish the SPE during the first half of 2004, pending regulatory approvals.

•	TNMP will not seek to recover any liability for performance under the guarantees from its New Mexico customers.

•	During the term of the guarantees, TNMP will not seek to recover a cost of capital from its New Mexico customers other than the cost of capital that would be available to it if it had an investment grade credit rating, regardless of its actual credit rating.

TNMP’s cash flow from operations for the year ended December 31, 2003 was $38.9 million higher than in the year ended December 31, 2002. Cash flow in 2002 was reduced due to the termination of TNMP’s factoring agreement in February 2002 and increased by tax benefits from the sale of TNP One. In addition, the sale of TNP One resulted in lower ad valorem tax payments in 2003 compared with the corresponding period in 2002, resulting in increased cash flows in 2003. Cash flow in 2003 was reduced by increased interest payments as a result of the issuance of the 6.125 percent Senior Notes in June 2003.

First Choice Liquidity. On October 28, 2003, First Choice and Constellation executed a new power supply agreement under which Constellation will supply First Choice the majority of its remaining power requirements through the end of 2006. As part of the agreement, First Choice has granted a security interest in its accounts receivable to Constellation, providing First Choice with sufficient credit for its Texas operations. This agreement eliminated the need for a new credit facility that First Choice had been negotiating, or the renewal of the expiring revolving credit facility.

First Choice is implementing the new agreement with Constellation in three phases. Phase one began with the execution of the new power supply agreement described above on October 28, 2003. Phase one ended and phase two began in December 2003, when First Choice executed a restructured power supply agreement with Constellation to replace the previous agreement. The credit terms in place during phase one continue to apply in phase two. In particular, Constellation received a lien against billed and unbilled receivables and a variable amount of cash to cover both settlement exposure and mark-to-market exposure rather than requiring First Choice to post cash collateral for purchased power supply. However, if a dramatic change in electricity or gas forward prices creates an increase in Constellation’s credit exposure to First Choice beyond a limit based on cash and accounts receivable, First Choice will be constrained in its ability to sign up additional customers until that imbalance is corrected.

In phase two, Constellation assumed the risks associated with differences in expected customers’ usage, and weather-related risks, for a fixed fee above the cost of energy. First Choice retained the risks associated with customer attrition.

Phase three of the agreement begins once First Choice establishes a bankruptcy remote SPE to hold all customer contracts and wholesale power and gas contracts. Some of the provisions in phase three of the agreement are subject to PUCT approval. First Choice expects to have the SPE established during the first half of 2004. Constellation will receive a lien on accounts receivable, customer contracts, cash, and the equity of the SPE. The lien will provide First Choice with enough credit to purchase power without the need to deposit cash collateral with Constellation, and will result in Constellation releasing TNMP from its $25 million guarantee. Phase three will continue until the expiration of the agreement on December 31, 2006.

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

In the event of termination, the security interest in First Choice’s accounts receivable granted to Constellation would remain in effect until First Choice’s obligations are paid in full, and until the power supply agreements with Constellation are terminated. Alternatively First Choice can provide Constellation with other acceptable collateral. Provisions of the Letter of Intent and power supply agreements that by their terms survive termination would expire on their original expiration dates.

First Choice management believes cash flow from operations and cash on hand should be sufficient to meet working capital and credit requirements at least through the expiration of the new Constellation agreement in December 2006.

Intercompany Loans. During 2002, TNMP borrowed excess cash from First Choice. During 2003, all intercompany loans were repaid. Due to cash on hand as a result of the sale of the 6.125 percent Senior Notes due in 2008 discussed in TNMP Liquidity, TNMP does not expect to have intercompany borrowings during 2004.

Pension Plans. TNP maintains a qualified defined benefit pension plan, retiree medical plan, and retiree life insurance plan that cover its subsidiaries’ eligible employees. TNMP also maintains an excess benefit plan, which provides pension benefits in excess of amounts permitted for qualified plans under U.S. tax law to affected participants of the qualified pension plan.

TNP’s retirement plan expense for the qualified pension plan, retiree medical plan, retiree life insurance plan and excess benefit plan was approximately $3.1 million, $2.0 million, and $1.9 million for 2003, 2002 and 2001, respectively.

Retirement plan expense has been calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 8.5 percent for 2003 and 9.0 percent for 2002. Reducing this assumption by 50 basis points increased the 2003 retirement plan expense by approximately $0.4 million.

In developing the expected long-term rate of return assumption, TNP evaluated input from its actuary, including a review of asset class return expectations as well as long-term inflation assumptions developed by independent consultants and economists. Projected investment returns are based on equity and fixed income indices, which represent broad market expectations. Based on this input, TNP believes it is reasonable to assume that its pension plan investment strategy will generate long-term returns of at least 7.8 percent in 2004 and beyond.

The expected long-term rate of return on pension plan assets is based on an investment strategy that allocates pension plan assets among equity, Treasury Inflation Protected Securities (TIPS), and money market assets based on a formula dependent upon the composite price/earnings ratio of the S&P 500 index and the current yield on TIPS. As of December 31, 2003, the plan’s target allocation was 10 percent equity index fund, 10 percent TIPS, and 80 percent money market fund. TNP believes that 7.8 percent is a reasonable long-term rate of return for its pension plan assets based on simulated returns of the investment strategy over the last 5, 15 and 20 years. The plan’s return on average plan assets during 2003 was approximately 4.3 percent. TNP will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will make adjustments as necessary.

TNP bases its determination of retirement plan expense on a market-related valuation of assets, which reduces year-to-year volatility. The market-related valuation recognizes realized and unrealized gains or losses over a five-year period. Therefore, future asset values will be impacted as previously deferred realized and unrealized gains and losses are recognized. Recent investment gains and losses will be recognized in the market-related value of assets over the next five years.

The discount rate that TNP utilizes for determining its benefit obligations and retirement plan expense is based on a review of long-term corporate bonds. The Moody’s Aa index as of December 31st has been used to establish the discount rate. The discount rate determined on this basis decreased from 6.5 percent at December 31, 2002 to 6.0 percent at December 31, 2003.

The value of qualified pension plan assets has decreased from $88.4 million at December 31, 2002 to $85.1 million at December 31, 2003, primarily due to payments to beneficiaries. The decline in value and declining discount rates have reduced the funded status (the difference between plan assets and projected benefit obligation) for the qualified pension plan and SERP from $2.0 million at December 31, 2002 to ($0.2) million at December 31, 2003.

TNP has recognized the reduction in postretirement benefits plan liabilities due to the changes in Medicare that became law in December 2003. Recognition of the provisions of the new law reduced the accumulated benefit obligation of the postretirement benefits plan by approximately $0.4 million. TNP has not determined how the reduction in the accumulated benefit obligation will be reflected in the net postretirement benefit costs of the years 2004 and beyond. There have been no changes to estimates of either participation rates or per capita claims cost as a result of the new law. Accounting guidance on the accounting for the federal subsidy included in the new law is pending. Accordingly, authoritative guidance that may be issued in the future could require changes to the information reported here. Based on the advice of TNP’s actuary, TNP has concluded that its plan is at least actuarially equivalent to Medicare Part D.

TNP Capital Resources

As of December 31, 2003, TNP’s common equity, preferred stock and long-term debt ratios were 5.1 percent, 15.9 percent and 79 percent, respectively, compared to common equity, preferred stock and long-term debt ratios of 9.8 percent, 15.2 percent and 75.0 percent as of December 31, 2002, respectively. The changes in capital ratios reflect the issuance of additional shares of preferred stock in payment of dividends, increased borrowings under TNP’s Senior Credit Facility and the issuance of TNMP’s 6.125 percent Senior Notes due in 2008.

TNP’s capital requirements through 2008 are projected to be as follows (amounts in millions):

	2004	2005	2006	2007	2008
Senior Credit Facility maturities (see Note 8)	$1.1	$1.1	$109.7	$—	$—
First Choice capital expenditures	1.7	1.8	1.8	1.9	1.9
TNMP 6.125 percent Senior Notes due 2008 (see Note 8)	—	—	—	—	250.0
TNMP Capital expenditures	45.0	38.0	38.5	39.0	39.5

Total capital requirements	$47.8	$40.9	$150.0	$40.9	$291.4

Aggregate Contractual Obligations

The table below presents the aggregate contractual obligations of TNP, TNMP and First Choice as of December 31, 2003 (amounts in millions):

		Payments due in
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (See Note 8)	$811.9	$1.1	$110.8	$250.0	$450.0
Redeemable cumulative preferred stock (See Note 9)	162.5	—	—	—	162.5
Obligations under purchased power agreements (See Note 12)	382.2	219.8	162.4	—	—

Total	$1,356.6	$220.9	$273.2	$250.0	$612.5

Off-Balance Sheet Arrangements

TNMP guaranteed First Choice’s borrowings and issuances of letters of credit under the TNMP/First Choice Credit Facility until its expiration in October 2003. As previously discussed in “Liquidity and Capital Resources,” TNMP guarantees $25 million of the obligations of First Choice under its power supply agreement with Constellation and $10 million of the obligations of First Choice under an additional power supply agreement under authority granted by the NMPRC.

Cash on hand due to the issuance of the 6.125 percent Senior Notes due in 2008, along with cash flow from TNMP’s operations, is expected to be sufficient to meet TNMP’s liquidity requirements without the need for additional financing. Accordingly, TNMP’s guarantees of the performance of First Choice under its power supply agreements with Constellation and additional power suppliers do not have a direct bearing on TNMP’s liquidity, capital resources, or credit risk support. However, the ability of First Choice to grow its operations depends on the availability of adequate credit capacity to First Choice. TNMP’s guarantees support the credit capacity of First Choice and that support enhances the liquidity of First Choice. First Choice and TNMP are related parties under the common control of TNP. TNMP’s financial condition is evaluated, in part, as a function of the consolidated financial condition of TNP. TNMP’s guarantees of First Choice’s performance under its power supply agreements with Constellation and other power suppliers enhance the consolidated financial condition of TNP and, as a result, its guarantee of First Choice benefits TNMP.

Other Matters

Changes in Accounting Standards

Employers’ Disclosures about Pensions and Other Postretirement Benefits. TNP has applied the revised disclosure provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). The revisions to SFAS 132 were issued in December 2003, and require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosures that are required by SFAS 132 are included in Note 6.

Financial Instruments with Characteristics of both Liabilities and Equity. TNP and TNMP adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), on December 31, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset. As a result of the adoption of SFAS 150, TNP has reclassified the balance of its redeemable cumulative preferred stock at December 31, 2003, as a liability. Beginning in 2004, TNP will classify dividends on preferred stock as interest expense. SFAS 150 does not permit the restatement of prior year balances of reclassified financial instruments. Accordingly, the balances of TNP’s redeemable preferred stock for period prior to adoption have not been reclassified.

Derivative Instruments and Hedging Activities. TNP and TNMP adopted SFAS No.149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), on June 30, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. SFAS 149 amends SFAS 133 for decisions made by the Derivatives Implementation Group that required amendments to SFAS 133, in connection with other FASB projects regarding financial instruments, and for implementation issues regarding the application of the definition of a derivative.

Accounting for Asset Retirement Obligations. TNP and TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. As a result of the adoption of SFAS 143, TNP and TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. Accordingly, TNMP has reclassified the estimated utility plant removal costs, which were $38.2 million, and $35.8 million as of December 31, 2003, and 2002, respectively, from accumulated depreciation to a regulatory liability included in long-term and other liabilities on the balance sheet.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

TNP’s, TNMP’s and First Choice’s use of market risk sensitive instruments for trading purposes is minimal and does not have a material impact to either company’s financial condition or results of operations.

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

Strategy for mitigating fluctuation in costs of energy supply. On October 28, 2003, Constellation and First Choice executed a new power supply agreement that amended the existing power supply agreement, provided for additional purchases under the existing agreement and stated the parties’ intent to execute a power supply agreement to replace the existing agreement. As a result, Constellation is the primary supplier of power for First Choice’s customers, both price-to-beat and competitive. The new Constellation agreement allows First Choice to execute a risk management policy that establishes limits upon the amount of risk that First Choice may assume. First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. In addition, First Choice can use its ability to change the price-to-beat fuel factor to mitigate fluctuations in the cost of its price-to-beat energy supply and use various financial instruments to hedge against the risk of adverse changes in natural gas prices.

Benefits provided by new Constellation agreement. As part of the new agreement, First Choice granted a security interest in its accounts receivable to Constellation, which has provided First Choice with sufficient credit for its Texas operations. As a result, First Choice has secured supply to serve all of its forecasted commitments to existing competitive customers for 2004 at fixed prices. In addition, First Choice has secured supply to all of its forecasted commitments to price-to-beat customers for the first nine months of 2004 at fixed prices. First Choice has secured supply to serve its forecasted commitments to price-to-beat customers in the last quarter of 2004 at prices that currently vary with monthly natural gas prices. To mitigate the risk of changes to monthly natural gas prices, First Choice has the ability to file with the PUCT to change the price-to-beat twice in 2004, in the event of significant changes in natural gas prices, or use financial instruments, as discussed previously.

Risk management in 2003. During 2003, prior to amending the existing power supply agreement with Constellation, First Choice lacked sufficient credit to purchase power supply at fixed prices. As a result, First Choice purchased the majority of its power supply at prices that varied with monthly natural gas prices. First Choice mitigated the risk of changes in natural gas prices in 2003 by requesting and implementing two increases in the price-to-beat fuel factor and by purchasing natural gas call options. Purchases of 2003 natural gas call options were delayed until March 2003 due to the discovery that the initial option purchase in November 2002 had been made with an organization created by a now former First Choice employee. This delay resulted in greater First Choice exposure to higher gas prices than it would have incurred had the option coverage began as initially planned.

First Choice executed a number of contracts for competitive customers in late 2002, prior to purchasing the natural gas call options. At the time of executing the contracts, First Choice estimated that energy prices would average $35 per MWH based on gas costs of $3.99 per million MMBtu. Natural gas prices started to rise above $3.99 per MMBtu in December 2002 and monthly average prices ranged between $4.69 per MMBtu and $9.13 per MMBtu during 2003. Due to the increase in natural gas prices First Choice realized a net decrease in gross margin of $41.6 million for 2003. During 2003, the price of natural gas paid by First Choice averaged $5.43 per MMBtu.

Risk management beyond 2004. First Choice is implementing the new agreement with Constellation in three phases. Phase one began with the execution of the new power supply agreement described above on October 28, 2003. Phase one ended and phase two began in December 2003, when First Choice executed a restructured power supply agreement with Constellation to replace the previous agreement. The credit terms in place during phase one continue to apply in phase two. In particular, Constellation received a lien against billed and unbilled receivables and a variable amount of cash to cover both settlement exposure and mark-to-market exposure rather than requiring First Choice to post cash collateral for purchased power supply. However, if a dramatic change in electricity or gas forward prices creates an increase in Constellation’s credit exposure to First Choice beyond a limit based on cash and accounts receivable, First Choice will be constrained in its ability to sign up additional customers until that imbalance is corrected.

First Choice expects phase three to begin during the first half of 2004. At that time, First Choice expects to have in place a bankruptcy remote SPE that will hold all relevant customer contracts, wholesale power contracts and natural gas contracts. Constellation will receive a lien on the accounts receivable, customer contracts, cash, and equity of the SPE.

Constellation’s security interest in First Choice receivables during phases one and two, and its liens on the SPE during phase three will provide First Choice with the credit it needs to pursue its strategy for mitigating fluctuations in the cost of its energy supply. In phase three of the Constellation agreement and beyond, First Choice expects to purchase supply to serve its commitments to competitive customers at fixed prices. For price-to-beat customers, First Choice generally expects to purchase supply at prices that vary with monthly natural gas prices, but can, at its discretion, convert those variable prices to fixed prices using various financial instruments. To the extent that changes in the price-to-beat can be requested, First Choice can use such changes to mitigate the risk of changing natural gas prices.

Load Forecasting Risks. First Choice’s load fluctuates continuously due to among other things, customer additions and losses, changes in customers’ usage, severe or unexpected weather and timing of customer switching. First Choice continually monitors and revises its load forecast to account for changing customer loads (both price-to-beat and competitive). First Choice develops short-term load forecasts to identify short-term load surpluses and shortages, and to insure that hedges are in place to cover expected sales. To the extent these short-term load forecasts identify shortages, First Choice covers shortages through short-term power purchases. First Choice may cover off-peak shortages through purchases on the ERCOT balancing market where off-peak prices are generally lower than can be contracted through short-term purchases.

The restructured power supply agreement with Constellation resulted in Constellation assuming the risks related to changes in expected customers’ usage and weather-related risks. First Choice retained the risks associated with customer attrition.

Interest Rates

TNP manages exposure to interest rate risk through the proportion of fixed rate debt to variable rate debt in their total debt portfolio. To manage this mix, TNP may enter into interest rate hedges that allow interest rates on variable rate debt to move only within specified floor and ceiling levels, or allow TNP to effectively convert variable rate debt to fixed rates.

TNP’s ratio of fixed rate debt to total debt was 86 percent and 65 percent at December 31, 2003 and 2002, respectively. The increased ratio of fixed rate debt to total debt is due primarily to the expiration in October 2003 of the TNMP/First Choice Credit Facility and the TNMP’s sale of $250 million of 6.125 percent Senior Notes due 2008. As of December 31, 2003, TNP had an open swap transaction designed to manage interest rate risk associated with the Senior Credit Facility. The notional amount of the swap was $70 million, and, under the terms of the swap, TNP pays a fixed rate of approximately 2.5 percent and receives variable rates that are currently 1.1 percent. The fair value of the swap at December 31, 2003, was a liability of $0.6 million, which was recorded on the balance sheet within the caption deferred credits and other liabilities.

Including the effects of the swap discussed above and swaps related to the TNMP/First Choice Credit Facility that were in place in 2002, TNP’s ratio of fixed rate debt to total debt was effectively 95 percent and 97 percent at December 31, 2003 and 2002, respectively. While TNP remains exposed to interest rate risk in a portion of its portfolio, it has an offsetting position due to cash on hand as a result of various financings in 2003. As of December 31, 2003, TNP’s consolidated cash balance was approximately $118 million, a significant portion of which was invested in variable rate, short-term securities.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEPENDENT AUDITORS’ REPORT

To the Shareholder and Board of Directors of TNP Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of TNP Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), cash flows and common shareholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Enterprises, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for redeemable cumulative preferred stock, goodwill, and major maintenance costs in 2003, 2002, and 2001, respectively.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 2, 2004

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 31,

	2003	2002	2001
	(In thousands)
OPERATING REVENUES	$835,493	$687,371	$658,914

OPERATING EXPENSES:
Purchased power and fuel	519,509	334,508	374,827
Other operating and maintenance	219,009	168,411	110,003
Accrual for payment to TNMP (Note 2)	3,201	12,725	—
Depreciation and amortization	28,936	27,811	54,086
Charge (credit) for recovery of stranded plant	—	(733)	1,377
Taxes other than income taxes	28,566	31,528	35,243

Total operating expenses	799,221	574,250	575,536

OPERATING INCOME	36,272	113,121	83,378

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS
Interest on long-term debt	59,654	53,909	63,998
Other interest and amortization of debt-related costs	8,231	5,815	4,838
Other income and deductions, net	(2,151)	2,057	(5,027)

Total	65,734	61,781	63,809

INCOME (LOSS) BEFORE INCOME TAXES	(29,462)	51,340	19,569
Income taxes (benefits)	(11,269)	19,105	9,409

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING	(18,193)	32,235	10,160
Cumulative effect of change in accounting for major maintenance costs, net of taxes (Note 3)	—	—	(1,170)

NET INCOME (LOSS)	(18,193)	32,235	8,990
Dividends on preferred stock and other	22,086	19,260	16,799

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(40,279)	$12,975	$(7,809)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2003	2002	2001
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$813,207	$583,385	$697,385
Purchased power and fuel costs paid	(491,305)	(336,050)	(377,832)
Natural gas option premiums paid	(19,642)	—	—
Cash paid for payroll and to other suppliers	(183,912)	(132,683)	(91,337)
Interest paid, net of amounts capitalized	(61,616)	(55,438)	(65,507)
Income taxes received (paid)	1,390	(2,978)	(11,963)
Other taxes paid	(26,971)	(36,224)	(34,043)
Other operating cash receipts and payments, net	1,207	67	27

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,358	20,079	116,730

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(42,005)	(39,783)	(35,913)
Other investing activities	(2,519)	—	(912)
Sale of TNP One	—	117,545	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(44,524)	77,762	(36,825)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances:
TNMP senior notes, net of discount	248,923	—	—
TNP senior secured credit facility	112,500	—	—
Financing costs	(5,296)	(557)	(109)
Redemptions:
TNP senior secured credit facility	(563)	—	—
TNP term loan	(71,300)	(85,900)	(1,600)
Other	—	(5,839)	5,839
Borrowings from (repayments to) TNMP/First Choice credit facility - net	(171,000)	(3,000)	(78,000)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	113,264	(95,296)	(73,870)

NET CHANGE IN CASH AND CASH EQUIVALENTS	101,098	2,545	6,035
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	16,690	14,145	8,110

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$117,788	$16,690	$14,145

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(18,193)	$32,235	$8,990
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Cumulative effect of change in accounting for major maintenance costs, net of taxes	—	—	1,170
Accrual for payment to TNMP	3,201	12,725	—
Depreciation and amortization	28,936	27,811	54,086
Credit for Texas system benefit fund regulatory asset	(3,716)	—	—
Charge for recovery of stranded plant	—	(733)	1,377
Amortization of debt-related costs and other deferred charges	7,281	4,782	4,174
Allowance for funds used during construction	(938)	(519)	(268)
Deferred income taxes	(190)	19,330	(5,168)
Investment tax credits	(453)	(2,533)	(769)
Deferred purchased power and fuel costs	18,373	13,523	48,041
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(603)	(84,847)	12,121
Accounts payable	12,867	8,386	(5,071)
Accrued interest	2,573	(1,133)	(713)
Accrued taxes	(7,729)	(9,518)	5,992
Changes in other current assets and liabilities	(1,584)	(3,102)	1,380
Interest rate lock on issuance of senior notes	(4,162)	—	—
Other, net	(3,305)	3,672	(8,612)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$32,358	$20,079	$116,730

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

	2003	2002
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$117,788	$16,690
Special deposits	2,520	—
Accounts receivable, net	94,987	94,384
Materials and supplies, at lower of cost or market	1,082	992
Deferred purchased power and fuel costs	135	1,320
Accumulated deferred income taxes	139	122
Gas hedges	6,237	—
Other current assets	2,640	1,202

Total current assets	225,528	114,710

UTILITY PLANT:
Electric plant	642,732	599,239
Construction work in progress	13,666	11,707

Total	656,398	610,946
Less accumulated depreciation	94,974	68,445

Net utility plant	561,424	542,501

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	1,273	1,273
Goodwill	270,256	270,256
Recoverable stranded costs	298,651	298,748
Regulatory tax assets	1,685	914
Deferred charges	49,956	46,334

Total long-term and other assets	621,821	617,525

	$1,408,773	$1,274,736

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,125	$172,600
Accounts payable	57,379	41,987
Accrued interest	15,279	12,706
Accrued taxes	6,754	14,483
Customers' deposits	6,342	6,438
Other current liabilities	11,056	11,016

Total current liabilities	97,935	259,230

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	40,844	23,656
Accumulated deferred income taxes	136,882	134,498
Accumulated deferred investment tax credits	18,459	19,333
Deferred credits and other liabilities	52,283	52,478
Regulatory liability-accrued cost of removal	38,218	35,811
Long-term debt, less current maturities	809,439	519,195
Redeemable cumulative preferred stock	162,538	—

Total long-term and other liabilities	1,258,663	784,971

REDEEMABLE CUMULATIVE PREFERRED STOCK	—	140,452

COMMON SHAREHOLDER’S EQUITY
Common shareholder’s equity:
Common stock, no par value per share
Authorized 1,000,000 shares; issued 100 shares	100,000	100,000
Accumulated deficit	(48,493)	(8,214)
Accumulated other comprehensive income-gas hedge	3,344	—
Accumulated other comprehensive loss-other	(2,676)	(1,703)

Total common shareholder’s equity	52,175	90,083

COMMITMENTS AND CONTINGENCIES (Note 12)

	$1,408,773	$1,274,736

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,

				2003	2002
				(In thousands)
LONG-TERM DEBT
SENIOR NOTES
TNMP 6.125% due 2008				$250,000	$—
TNMP 6.25% due 2009				175,000	175,000
TNP 10.25% due 2010				275,000	275,000
TNMP unamortized discount				(1,374)	(505)
CREDIT FACILITIES
TNP senior secured credit facility due 2006				111,938	—
TNMP/First Choice revolving credit facility				—	171,000
TERM LOAN
TNP variable rate due 2005				—	71,300

Total long-term debt				810,564	691,795
Less current maturities				(1,125)	(172,600)

Total long-term debt, less current maturities				809,439	519,195

PREFERRED STOCK
Senior Redeemable cumulative preferred stock of TNP with no par value
Authorized shares - 2,000,000

	Redemption price at TNP's option	Outstanding shares
		2003	2002
Senior redeemable including accrued dividends 14.50%	$1,145.00	159,918	139,027	162,538	140,452

Total redeemable cumulative preferred stock				162,538	140,452

COMMON SHAREHOLDER’S EQUITY
Common stock with no par value per share
Authorized shares - 1,000,000
Outstanding shares - 100				100,000	100,000
Accumulated deficit				(48,493)	(8,214)
Accumulated other comprehensive income-gas hedge				3,344	—
Accumulated other comprehensive loss-other				(2,676)	(1,703)

Total common shareholder’s equity				52,175	90,083

TOTAL CAPITALIZATION				$1,024,152	$749,730

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Shareholders’ Equity
	Common Stock		Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount			Total
	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 2001
Balance at January 1, 2001	100	100,000	(13,380)	—	86,620
Net income	—	—	8,990	—	8,990
Dividends on preferred stock	—	—	(16,361)	—	(16,361)
Preferred stock discount and accretion	—	—	(438)	—	(438)

Balance at December 31, 2001	100	100,000	(21,189)	—	78,811
YEAR ENDED DECEMBER 31, 2002
Comprehensive income
Net income	—	—	32,235	—	32,235
Other comprehensive income, net of tax Interest rate hedge	—	—	—	(1,703)	(1,703)

Comprehensive income	—	—	32,235	(1,703)	30,532
Dividends on preferred stock	—	—	(18,822)	—	(18,822)
Preferred stock discount and accretion	—	—	(438)	—	(438)

Balance at December 31, 2002	100	100,000	(8,214)	(1,703)	90,083
YEAR ENDED DECEMBER 31, 2003
Comprehensive income (loss)
Net loss	—	—	(18,193)	—	(18,193)
Other comprehensive income, net of tax
Gas hedge	—	—	—	3,344	3,344
Interest rate hedge	—	—	—	(973)	(973)

Comprehensive income (loss)	—	—	(18,193)	2,371	(15,822)
Dividends on preferred stock	—	—	(21,648)	—	(21,648)
Preferred stock discount and accretion	—	—	(438)	—	(438)

Balance at December 31, 2003	100	$100,000	$(48,493)	$668	$52,175

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

General Information. The consolidated financial statements of TNP and subsidiaries include the accounts of TNP and its wholly owned subsidiaries, TNMP, First Choice, and TNP Operating Company. All intercompany transactions and balances have been eliminated in consolidation.

Effective January 1, 2002, retail competition began in Texas under the provisions of Senate Bill 7. Prior to January 1, 2002, TNMP operated as an integrated electric utility in Texas. In accordance with Senate Bill 7 and in compliance with a plan approved by the PUCT, TNMP separated its Texas utility operations into three components:

•	Retail Sales Activities. First Choice assumed the activities related to the sale of electricity to retail customers in Texas. On January 1, 2002, TNMP’s customers automatically became customers of First Choice, unless they chose a different retail electric provider. The rates that First Choice charges for its services are not regulated, with the exception of the price-to-beat, a regulated price that First Choice must offer to certain former customers of TNMP.

•	Power Transmission and Distribution. TNMP continues to operate its regulated transmission and distribution business in Texas.

•	Power Generation. TGC became the unregulated entity performing TNMP’s generation activities in Texas. In October 2002, TNMP and TGC sold TNP One to Sempra Energy Resources. As a result of the sale, TGC neither owns property nor engages in any operating activities. Neither TNMP nor any of its affiliates are currently in the power generation business.

TNMP is a regulated utility operating in Texas and New Mexico. In Texas, TNMP is engaged solely in the transmission and distribution of electricity. In New Mexico, TNMP provides integrated electricity services under traditional cost-of-service regulation. Those services include transmitting, distributing, and selling electricity to New Mexico customers. Traditional cost-of-service regulation is a method of regulation that sets rates that TNMP can charge to its electricity customers based upon TNMP’s cost of providing that service. The cost of providing that service includes a return on the capital TNMP has invested and dedicated to providing electric service.

TNMP is subject to PUCT and NMPRC regulation. Some of TNMP’s activities, including the issuance of securities, are subject to FERC regulation, and its accounting records are maintained in accordance with FERC’s Uniform System of Accounts.

The use of estimates is required to prepare TNP’s consolidated financial statements in conformity with generally accepted accounting principles. Management believes that estimates are essential and will not materially differ from actual results. However, adjustments may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the 2003 financial statements.

Accounting for the Effects of Regulation. TNMP applies the provisions of SFAS 71, “Accounting for the Effects of Certain Types of Regulation,” to its transmission and distribution operations in Texas and New Mexico. TNMP discontinued the application of SFAS 71 to the generation/power supply portions of its operations in Texas as a result of the passage of Senate Bill 7.

Senate Bill 7 provides for recovery of stranded costs, which is the difference between the regulatory value of TNMP’s investments in generation assets and the market price for energy in a competitive market. Any such stranded costs would be recoverable from TNMP’s Texas transmission and distribution customers. See Note 2 for additional discussion of TNMP’s stranded costs.

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

AFUDC is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation. Established regulatory practices enable TNMP to recover these costs from customers. The composite rate used for AFUDC was 7.3 percent in 2003, 7.9 percent in 2002, and 9.0 percent in 2001. AFUDC is applied to construction expenditures for the portion of its business that is accounted for under SFAS 71.

The costs of depreciable units of plant retired or disposed of in the normal course of business are eliminated from utility plant accounts and such costs plus removal expenses less salvage are charged to accumulated depreciation. When complete operating units are disposed of, appropriate adjustments are made to accumulated depreciation, and the resulting gains or losses, if any, are recognized.

Depreciation is provided on a straight-line method based on the estimated lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment’s use. Depreciation as a percentage of average depreciable cost was 3.7 percent, 3.7 percent, and 3.2 percent in 2003, 2002, and 2001, respectively.

Cash Equivalents. Investments in highly liquid debt instruments with maturities of three months or less when purchased are considered cash equivalents.

Customer Receivables and Operating Revenues. TNMP and First Choice accrue estimated revenues for electricity delivered from the latest billing date to the end of the accounting period. Prior to February 2002, TNMP, under a factoring arrangement with an unaffiliated company, sold its customer receivables on a nonrecourse basis. Amounts estimated to have been delivered, but remaining unbilled, were also sold in connection with this agreement. The factoring arrangement was terminated in February 2002.

As of December 31, 2003, approximately $76.3 million of First Choice accounts receivable, which are classified as accounts receivable in the TNP balance sheet, have been pledged as collateral to Constellation in connection with a power supply agreement that was executed during the fourth quarter of 2003. The power supply agreement is described in Note 11.

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

Investment Tax Credit (ITC) amounts utilized in the federal income tax return are generally deferred and amortized to earnings ratably over the estimated service lives of the related assets. TNMP is not currently amortizing substantially all of its deferred ITC due to uncertainties regarding the application of Internal Revenue Service normalization rules to deferred ITC balances of entities that had been subject to cost-of-service regulation. Those uncertainties may also affect the ultimate realization of TNMP’s deferred ITC balance.

Other Comprehensive Income. Other Comprehensive Income includes unrealized gains and losses related to derivative transactions designated as cash flow hedges and minimum pension liabilities recorded under the provisions of SFAS No. 87, “Employers Accounting for Pensions.”

Details regarding the components of Other Comprehensive Income are discussed in Note 4.

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

Other Property and Investments. In December 2002, TNP recorded a $2.5 million pre-tax loss related to the write-off of TNP’s entire investment in a company involved in fuel cell research and development.

Fair Values of Financial Instruments. Fair values of cash equivalents and customer receivables approximated the carrying amounts because of the short maturities of those instruments.

The estimated fair values of long-term debt and preferred stock were based on quoted market prices of the same or similar issues. The estimated fair values of TNP’s financial instruments are as follows:

	December 31, 2003		December 31, 2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Capitalization and Liabilities
Long-term debt	$811,938	$848,378	$692,300	$667,488
Preferred stock	162,538	182,307	140,452	104,270

Reclassification. Certain items in 2001 and 2002 were reclassified to conform to the 2003 presentation.

Note 2. Regulatory Matters

Texas

Retail Competition. As discussed in Note 1, the Texas electricity market has been open to retail competition since January 1, 2002. In accordance with Senate Bill 7, TNMP provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP’s Texas service area. First Choice, TNMP’s affiliated retail electric provider, performs activities related to the sale of electricity to retail customers in Texas.

First Choice must offer customers that reside in TNMP’s service area, and whose loads are less than 1 megawatt a regulated price, commonly called the price-to-beat. The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer those customers any other rate before the loss of 40 percent of the energy consumed by its price-to-beat customers, or January 1, 2005, whichever occurs first. In January 2004, the PUCT approved a stipulation among TNMP and other parties, which found that First Choice had lost more than 40 percent of the energy consumed by its small commercial price-to-beat customers. As a result of PUCT’s action, First Choice may offer small commercial customers who reside in TNMP’s service area rates other than the price-to-beat. First Choice remains below the 40 percent loss threshold with respect to residential price-to-beat customers. Accordingly, First Choice continues to be prohibited from offering rates other than the price-to-beat to residential customers in TNMP’s service area.

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

Price-to-Beat Fuel Factor. In response to increases in natural gas prices beginning in December 2002, First Choice has requested and implemented three changes in the price-to-beat fuel factor. The changes in the price-to-beat fuel factor are shown in the following table (dollar amounts in millions):

Date Filed	Date Approved	Percentage Increase in Fuel Factor	Estimated Increase in Annual Revenue
December 2002	February 2003	19%	$17.0
February 2003	March 2003	14%	15.0
March 2003	April 2003	15%	19.0

In March 2003, the PUCT adopted a new rule governing the price-to-beat fuel factor. The new rule limits the ability of First Choice to respond to changes in the market price of natural gas by causing First Choice to calculate proposed changes to the price-to-beat fuel factor based on natural gas prices over a twenty-day period, as opposed to the previous ten-day period. In addition, gas prices must change by five percent before the price-to-beat fuel factor can be changed under the new rule, rather than four percent previously. The PUCT also affirmed its authority to reduce the price-to-beat fuel factor following the 2004 true-up proceeding. The rule would require the PUCT to reduce the price-to-beat fuel factor “if natural gas prices are below the prices embedded in the then-current factors.” The new rule took effect in April 2003.

Clawback. Senate Bill 7 includes a provision, commonly known as the clawback, that would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. TNMP would then pass the credit received from First choice to its transmission and distribution customers. The PUCT will confirm the amount of the clawback credit in the true-up proceeding that TNMP filed in 2004, as discussed below. The maximum credit to TNMP is limited to $150 multiplied by the difference between the number of First Choice price-to-beat customers and the number of First Choice competitively acquired residential customers as of January 1, 2004. First Choice estimates that its clawback liability is $15.9 million. Accordingly, First Choice increased its pre-tax reserve of $12.7 million recorded at December 31, 2002, by $3.2 million for the year ended December 31, 2003.

Final Fuel Reconciliation. Prior to the beginning of retail competition, TNMP recovered fuel and the energy-related portion of purchased power costs from customers through the fuel adjustment clause authorized by the PUCT. The demand-related portion of purchased power was recovered through base rates and, unlike the fuel and energy-related portion, was not subject to adjustment or future reconciliation. On April 1, 2003, TNMP filed its reconciliation of fuel and energy-related purchased power costs incurred between January 1, 2000, and December 31, 2001, in accordance with the provisions of Senate Bill 7.

In January 2004, the PUCT issued an order that disallowed $15.7 million of fuel and energy-related purchased power costs that TNMP incurred in 2000 and 2001. TNMP recorded the $10.1 million net of tax effect of the disallowance in the fourth quarter of 2003. As a result of the PUCT decision, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $40.8 million. The balance of fuel and energy-related purchased power costs resulting from the final fuel reconciliation was included in the true-up proceeding for stranded costs that TNMP filed in 2004, as discussed below in “2004 True-Up Proceeding”. TNMP’s over-recovered balance will reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers.

2001 Excess Earnings. TNMP filed a petition in November 2002 asking the PUCT to allow TNMP to establish a regulatory asset of $3.1 million, the amount of its 2001 Annual Report earnings deficiency that is attributable to System Benefit Fund payments. In August 2003, the PUCT approved TNMP’s petition and granted it authority to record the regulatory asset and accrue a return on that asset retroactive to December 31, 2001. The order requires TNMP to seek recovery of the regulatory asset in a base rate proceeding instituted on or before July 1, 2005, or forfeit the right to seek recovery of the regulatory asset. As a result of the PUCT order, TNMP’s pre-tax net income for the year ended December 31, 2003, increased $3.7 million ($2.3 million after tax), including accrued return.

Merger Commitments. As conditions for approval of the Merger, TNMP made a number of commitments to both the PUCT and NMPRC. The commitments cover a wide range of financial, operational, electric reliability, and other standards with which TNMP agreed to comply. TNMP made 55 commitments in New Mexico and Texas, of which 18 are currently in effect. TNMP monitors compliance on a monthly basis and could be subject to financial penalties for non-compliance with certain commitments. As of December 31, 2003, TNMP was in compliance with all of its Merger commitments, with the exception of nominal penalties in regard to certain reliability standards in Texas.

2004 True-Up Proceeding. On January 22, 2004, TNMP filed its true-up proceeding with the PUCT. The PUCT assigned Docket No. 29206 to the true-up proceeding. The purpose of the true-up proceeding is to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The proceeding will examine a number of issues, including the sale of TNP One that occurred in October 2002, the final fuel reconciliation and the clawback.

Based on TNMP’s true-up filing, the fair value of TNP One, less cost to sell, was approximately $117.6 million. The book value of TNP One was approximately $425.1 million. Details regarding the final fuel reconciliation and the clawback have been discussed previously in this section.

The schedule established for the true-up proceeding calls for a final order to be issued near the end of the second quarter of 2004.

Cities Rate Review. During the fourth quarter of 2003, several Texas cities passed resolutions requiring TNMP to file certain financial information with the cities so that the cities may determine whether TNMP’s transmission and distribution rates are reasonable. TNMP filed information in response to the resolutions in November 2003 and is responding to additional requests for information from the cities. TNMP cannot predict what action the cities may take, or what effects any such action may have on its financial position, cash flows, or results of operation at this time.

New Mexico

Affiliated Guarantee. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provides for certain power supply obligations of First Choice. The NMPRC originally granted TNMP authority to guarantee up to $75 million of First Choice obligations in December 2001. That authority was set to expire at the end of October 2003. TNMP agreed to a number of conditions in return for the authority to guarantee First Choice’s power supply obligations, including the following:

•	TNMP withdrew the request it made in June 2003 for authority to place its New Mexico operations in a separate wholly owned subsidiary of TNMP.

•	TNMP’s authority to guarantee First Choice’s obligations is limited to $50 million. That amount will consist of TNMP’s $25 million guarantee of First Choice’s performance under its agreement with Constellation, First Choice’s primary power supplier, and no more than $25 million in guarantees of First Choice’s performance under additional power supply agreements. TNMP currently has a guarantee of First Choice’s performance under an additional power supply agreement of $10 million. TNMP can guarantee First Choice’s performance under the additional power supply agreement to the extent that it maintains credit ratings of at least BB by S&P or at least Ba2 by Moody’s. The guarantees require TNMP to assume the obligations of First Choice in the event of default. As of December 31, 2003, TNMP’s maximum potential liability under the guarantees was $35 million.

•	TNMP’s authority to guarantee First Choice’s obligations ends on December 31, 2004, or on the date that First Choice establishes a bankruptcy remote SPE in connection with its agreement with Constellation. First Choice expects to establish the SPE during the first half of 2004, pending regulatory approvals.

•	TNMP will not seek to recover any liability for performance under the guarantees from its New Mexico customers.

•	During the term of the guarantees, TNMP will not seek to recover a cost of capital from its New Mexico customers other than the cost of capital that would be available to it if it had an investment grade credit rating, regardless of its actual credit rating.

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

Note 3. Accounting Developments

Employers’ Disclosures about Pensions and Other Postretirement Benefits

TNP has applied the revised disclosure provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revisions to SFAS 132 were issued in December 2003, and require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosures that are required by SFAS 132 are included in Note 6.

Financial Instruments with Characteristics of both Liabilities and Equity

TNP and TNMP adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), on December 31, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset. As a result of the adoption of SFAS 150, TNP has reclassified the balance of its redeemable cumulative preferred stock at December 31, 2003, as a liability. Beginning in 2004, TNP will classify dividends on preferred stock as interest expense. SFAS 150 does not permit the restatement of prior year balances of reclassified financial instruments. Accordingly, the balances of TNP’s redeemable preferred stock for period prior to adoption have not been reclassified.

Derivative Instruments and Hedging Activities

TNP and TNMP adopted SFAS No.149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), on June 30, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. SFAS 149 amends SFAS 133 for decisions made by the Derivatives Implementation Group that required amendments to SFAS 133, in connection with other FASB projects regarding financial instruments, and for implementation issues regarding the application of the definition of a derivative.

Accounting for Asset Retirement Obligations

TNP and TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. As a result of the adoption of SFAS 143, TNP and TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. Accordingly, TNMP has reclassified the estimated utility plant removal costs, which were $38.2 million, and $35.8 million as of December 31, 2003, and 2002, respectively, from accumulated depreciation to a regulatory liability included in long-term and other liabilities on the balance sheet.

Accounting for Goodwill and Other Intangible Assets

TNP adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. TNP stopped amortizing goodwill upon adoption of SFAS 142. For the year ended December 31, 2001, goodwill amortization was $11.6 million. In conjunction with the adoption of SFAS 142, TNP tested the goodwill related to the Merger for impairment and concluded that the fair value of the goodwill exceeded its carrying value. Accordingly, TNP made no adjustment to goodwill upon the adoption of SFAS 142.

The provisions of SFAS 142 require impairment testing at least annually. TNP may be required to test goodwill for impairment between annual tests if “an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.” TNP performed its annual goodwill impairment test as of December 31, 2003, and concluded that the fair value of the goodwill related to the Merger exceeded its carrying value as of December 31, 2003, of $270.3 million.

In accordance with SFAS 142, the effect of this accounting standard was applied prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to prior years is as follows (in thousands):

	2003	2002	2001
Net income (loss) before cumulative effect of change in accounting	$(18,193)	$32,235	$10,160
Net income (loss)	(18,193)	32,235	8,990
Add: Goodwill amortization, net of tax	—	—	11,208
Adjusted net (loss) income before cumulative effect of change in accounting	(18,193)	32,235	21,368
Adjusted net income (loss)	$(18,193)	$32,235	$20,198

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

Note 4. Derivative Instruments, Hedging Activities, and Other Comprehensive Income

Normal Purchases and Sales. In the normal course of business, TNMP and First Choice enter into commodity contracts, which include “swing” components for additional purchases or sales of electricity, in order to meet customer requirements. The FASB has defined criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception provided by SFAS 133, as amended by SFAS 149. Based on the FASB’s guidance, the management of TNMP and First Choice has determined that their respective contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP and First Choice do not account for their respective electricity contracts as derivatives.

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

TNP Interest Rate Swaps. In October 2002, TNP executed a $70 million interest rate swap transaction designed to manage interest rate risk associated with the Senior Credit Facility. The swap will terminate in October 2004. Under the terms of the swap, TNP pays a fixed rate of approximately 2.5 percent and receives variable rates that are currently set at approximately 1.1 percent. As of December 31, 2003, the variable interest rate on the Senior Credit Facility was approximately 7.1 percent, including the effects of the swap.

The fair value of TNP’s swap as of December 31, 2003, was a liability of $0.6 million, which is recorded on its balance sheet in deferred credits and other liabilities.

The interest rate swap was designated as a cash flow hedge. The swap is highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the years ended December 31, 2003 and 2002, TNP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swap in other comprehensive income as shown in the following table.

	Twelve Months Ended December 31, 2003			Twelve Months Ended December 31, 2002
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(631)	$240	$(391)	$(970)	$370	$(600)
Reclassification adjustments	855	(326)	529	99	(38)	61

Other comprehensive income (loss)	$224	$(86)	$138	$(871)	$332	$(539)

Over the next twelve months TNP anticipates that $0.4 million of unrealized after-tax losses will be reclassified from other comprehensive income to interest expense. The estimated amounts to be reclassified represent the earnings volatility that is avoided by using the interest rate swaps.

TNMP Interest Rate Hedges. In October 2002, TNMP executed two $75 million interest rate swap transactions designed to manage interest rate risk associated with the TNMP/First Choice Credit Facility. As discussed in Note 8, TNMP issued $250 million of 6.125 percent Senior Notes due in 2008, in June 2003. A portion of the proceeds from that borrowing was used to repay amounts outstanding under the TNMP/First Choice Credit Facility. As a result, TNMP terminated the swaps in June 2003 at a cost of $3.1 million, which was recorded in interest expense.

In May 2003, TNMP executed a $250 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of its $250 million of Senior Notes discussed above. The rate lock effectively fixed the five-year Treasury yield upon which the yield of the Senior Notes was based at approximately 2.6 percent. TNMP paid $4.2 million upon the issuance of the Senior Notes in June 2003 to settle the rate lock. The cost of the rate lock was recorded in accumulated other comprehensive income and will be amortized to interest expense over the life of the Senior Notes.

The interest rate swaps and the Treasury rate lock were designated as cash flow hedges. The instruments were highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the years ended December 31, 2003 and 2002, TNMP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swaps and Treasury rate lock in other comprehensive income as shown in the following table.

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(5,923)	$2,257	$(3,666)	$(2,084)	$794	$(1,290)
Reclassification adjustments	4,127	(1,572)	2,555	204	(78)	126

Other comprehensive income (loss)	$(1,796)	$685	$(1,111)	$(1,880)	$716	$(1,164)

TNMP displays cash flows from interest rate hedging transactions in the cash flow statement as cash flow from operations, in accordance with the provisions of SFAS No. 104, “Statement of Cash Flows-Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.”

Natural Gas Hedges. For the year ended December 31, 2003, First Choice paid $19.6 million to purchase natural gas call options to cover approximately 6.0 million MWH of firm commitments to customers. The options were purchased to mitigate commodity price risk associated with those commitments.

As of December 31, 2003, all natural gas options purchased during 2003 had been liquidated due to the purchase of natural gas swaps, as discussed below.

The options were designated as cash flow hedges. The options were highly effective in offsetting future cash flow volatility caused by increases in natural gas prices. For the year ended December 31, 2003, First Choice’s purchased power expense included pre-tax gains of $3.6 million ($2.2 million after tax) related to the exercise of natural gas call options. First Choice’s purchased power expense also includes pre-tax charges of $1.4 million ($0.9 million after tax) for the year ended December 31, 2003, related to changes in the value of options that were no longer designated as cash flow hedges.

In the third and fourth quarters of 2003, First Choice took advantage of favorable conditions in the natural gas market to purchase natural gas swaps, fixing the price of a portion of its power supply. As a result of those purchases, First Choice de-designated the natural gas call options related to those purchases. The fair value of the natural gas swaps as of December 31, 2003, was an asset of $6.2 million, which is recorded on TNP’s balance sheet as a current asset. For the year ended December 31, 2003, First Choice’s purchased power expense includes pre-tax gains of $0.9 million ($0.5 million after tax) related to the settlement of natural gas swaps.

In addition, First Choice recorded unrealized gains (losses), net of reclassification adjustments, associated with its natural gas hedges in other comprehensive income as shown in the following table.

	Year Ended December 31, 2003			Year Ended December 31, 2002
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(10,252)	$3,906	$(6,346)	$—	$—	$—
Reclassification adjustments	15,654	(5,964)	9,690	—	—	—

Other comprehensive income (loss)	$5,402	$(2,058)	$3,344	$—	$—	$—

Over the next twelve months, First Choice estimates that $1.1 million of unrealized after-tax costs related to natural gas call options will be reclassified through other comprehensive income to purchased power expense. In addition, $4.4 million of unrealized after-tax gains related to natural gas swaps will be reclassified through other comprehensive income to purchased power expense.

Minimum Pension Liability

SFAS 87, “Employers’ Accounting for Pensions,” requires the recognition of a minimum liability when the accumulated benefit obligation of a pension plan exceeds the fair value of plan assets. TNMP’s excess benefit plan is subject to this provision. Changes in the minimum pension liability are a component of other comprehensive income.

Other comprehensive income for TNMP includes the amounts shown in the following table for the years ended December 31, 2003, 2002, and 2001.

	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Year ended December 31, 2003	$346	$(132)	$214
Year ended December 31, 2002	508	(194)	314
Year ended December 31, 2001	(856)	326	(530)

Note 5. Sale of TNP One

On October 31, 2002, TNMP sold TNP One to Sempra Energy Resources. The sale completed a process that TNMP started in response to Senate Bill 7, which required electric utilities to separate their power generation business activities from the regulated transmission and distribution business. Senate Bill 7 also established various methods for quantifying stranded costs, one of which was the sale of generation plants.

Based on the true-up filing, as discussed in Note 2, the fair value of TNP One, less cost to sell, was approximately $117.6 million. The book value included in the true-up filing was approximately $425.1 million. TNMP believes that the difference between the fair value of TNP One, net of selling costs, and its book value is recoverable from its Texas transmission and distribution customers under the provisions of Senate Bill 7.

The adjusted carrying value of TNP One was reclassified in the balance sheet of TNMP as Assets Held for Sale as of January 1, 2002. At that time, TNMP stopped depreciating TNP One. Depreciation on TNP One was $15.2 million for the year ended December 31, 2001.

In accordance with the provisions of Senate Bill 7, TGC became the unregulated entity performing the generation activities of TNMP as of January 1, 2002. During the first quarter of 2002, TGC sold the output of TNP One to First Choice and recorded revenue of $15.4 million related to the sales. The sales were priced at TGC’s cost of operating TNP One and, accordingly, TGC realized no net income from the sales. In the second and third quarters of 2002, pending the sale of TNP One, TGC sold the output of TNP One to third parties, including Sempra Energy Resources, the ultimate purchaser of TNP One. TGC recorded $39.5 million of revenue and $4.3 million of pre-tax income related to the sales of TNP One output during the last three quarters of 2002.

Note 6. Employee Benefit Plans

Pension and Postretirement Benefits Plans

TNP and its subsidiaries sponsor a defined benefit pension plan covering substantially all of its employees. Benefits are based on an employee’s years of service and compensation. TNP’s funding policy is to contribute the minimum amount required by federal funding standards. TNP provides an excess benefit plan for certain key personnel and retired employees whose benefits in the principal plan federal law restricts. TNP also sponsors a health care plan that provides postretirement medical and death benefits to retirees who satisfied minimum age and service requirements during employment.

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$86,485	$82,810	$10,985	$11,580
Service cost	2,095	2,321	388	345
Interest cost	5,168	5,564	686	732
Participant contributions	—	—	640	476
Plan amendments	207	—	—	—
Actuarial (gain) or loss, including changes in discount rate	2,040	3,422	195	(253)
Curtailments/settlements	(3,403)	—	—	—
Benefits paid	(7,294)	(7,632)	(2,030)	(1,895)

Benefit obligation at end of year	$85,298	$86,485	$10,864	$10,985

Change in plan assets:
Fair value of plan assets at beginning of year	$88,444	$90,019	$5,556	$7,055
Actual return on plan assets, net of expenses	3,669	5,833	469	(949)
Settlements	(3,403)	—	—	—
Employer contributions	3,636	—	1,047	865
Participant contributions	—	—	638	474
Benefits paid	(7,294)	(7,408)	(2,022)	(1,889)

Fair value of plan assets at end of year	$85,052	$88,444	$5,688	$5,556

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

	Pension Benefits		Postretirement Benefits
	2003	2002	2003	2002
	(In thousands)
Reconciliation of funded status
Funded status	$(245)	$1,960	$(5,176)	$(5,429)
Unrecognized actuarial gain	30,147	26,654	3,887	4,048
Unrecognized transition obligation	—	—	—	—
Unrecognized prior service cost	187	—	—	—

Prepaid (accrued) benefit cost	$30,089	$28,614	$(1,289)	$(1,381)

Amounts recognized in the consolidated balance sheets
Prepaid (accrued) benefit cost	$30,089	$28,614	$(1,289)	$(1,381)

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	6.00%	6.50%	6.00%	6.50%
Average rate of compensation increase	3.50%	3.50%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $82.9 million and $82.8 million at December 31, 2003 and 2002, respectively.

The projected benefit obligation of the excess benefit plan, which has an accumulated benefit obligation in excess of plan assets, was $3.5 million and $6.3 million at December 31, 2003 and 2002, respectively. The accumulated benefit obligation of the excess benefit plan was $3.4 million and $6.2 million at December 31, 2003 and 2002, respectively. The excess benefit plan had no plan assets at December 31, 2003 and 2002, respectively.

The 2003 projected benefit obligation and 2003 net periodic benefit cost of the excess benefit plan were affected by the settlement of obligations related to the termination of a former member of TNP’s senior management. The benefits payable to the former member of senior management under the excess benefit plan were a significant portion of the total obligations of the excess benefit plan.

TNP has recognized the reduction in postretirement benefits plan liabilities due to the changes in Medicare that became law in December 2003. Recognition of the provisions of the new law reduced the accumulated benefit obligation of the postretirement benefits plan by approximately $0.4 million. TNP has not determined how the reduction in the accumulated benefit obligation will be reflected in the net postretirement benefit costs of the years 2004 and beyond. There have been no changes to estimates of either participation rates or per capita claims cost as a result of the new law. Accounting guidance on the accounting for the federal subsidy included in the new law is pending. Accordingly, authoritative guidance that may be issued in the future could require changes to the information reported here. Based on the advice of TNP’s actuary, TNP has concluded that its plan is at least actuarially equivalent to Medicare Part D.

	Pension Benefits			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Components of net periodic benefit cost
Service cost	$2,095	$2,321	$2,406	$389	$345	$394
Interest cost	5,168	5,564	5,715	686	732	831
Expected return on plan assets	(6,959)	(7,722)	(8,125)	(334)	(413)	(442)
Settlements	163	—	—	—	—	—
Amortization of prior service cost	20	—	—	—	—	—
Recognized actuarial (gain) loss	1,675	1,051	1,027	220	90	108

Net periodic benefit cost	$2,162	$1,214	$1,023	$961	$754	$891

Weighted-average assumptions to determine net periodic benefit cost for the years ended December 31
Discount rate	6.50%	7.25%	7.50%	6.50%	7.25%	7.50%
Expected long-term rate of return
on plan assets	8.50%	9.00%	9.50%	6.00%	6.00%	5.25%
Average rate of compensation increase	3.50%	4.00%	4.00%	N/A	N/A	N/A

The expected long-term rate of return on pension plan assets is based on an investment strategy that allocates pension plan assets among equity, TIPS, and money market assets based on a formula dependent upon the composite price/earnings ratio of the S&P 500 index and the current yield on TIPS. In developing the expected long-term rate of return assumption, TNP reviewed expectations of asset class returns as well as long-term inflation assumptions developed by independent consultants and economists. Projected investment returns were based on equity and fixed income indices, which represent broad market expectations. TNP determines the expected long-term rate of return by weighting the expected return on each asset class by the expected asset allocation produced by the investment strategy.

The assumed health care cost trend rate used to measure the expected cost of benefits was 9 percent for 2003 and is assumed to trend downward slightly each year to 5 percent for 2007 and thereafter. TNP’s exposure to cost increases in the postretirement benefit plan is minimized by a provision that limits TNP’s share of costs under the plan. Costs of the plan in excess of the limit are borne wholly by the participants. TNP reached the cost limit at the end of 2001. As a result, a one-percentage-point change in assumed health care cost trend rates would have no effect on either the 2003 net periodic expense or the year-end 2003 postretirement benefit obligation.

	Pension Plan Assets		Postretirement Benefits Plan Assets
	2003	2002	2003	2002
Weighted-average asset allocations by asset category at December 31
Equities	11%	8%	13%	10%
Debt securities (composed entirely of TIPS)	11%	10%	10%	10%
Other (money market assets)	78%	82%	77%	80%

	100%	100%	100%	100%

TNP’s investment policy for both the pension plan and postretirement benefit plan is to have a reasonably balanced investment approach, with a long-term bias toward equity investments. TNP’s investment strategy allocates plan assets among equity, TIPS, and money market assets based on a formula dependent upon the composite price/earnings ratio of the S&P 500 index and the current yield on TIPS. For the pension plan, the target equity allocation is a function of the price/earnings ratio of the S&P 500 index, as shown in the following table.

PE Ratio Bands	S&P 500 PE Ratio	Target Equity Allocation	Allowable Range
I	Greater than 23.5	10%	5% to 15%
II	Less than or equal to 23.5 and greater than 19.25	30%	25% to 35%
III	Less than or equal to 19.25 and greater than 13.0	50%	45% to 55%
IV	Less than or equal to 13.0 and greater than 11.0	70%	65% to 75%
V	Less than or equal to 11.0	90%	85% to 95%

The target equity allocation for the postretirement benefit plan is also a function of the price/earnings ratio of the S&P 500 index, as shown in the following table.

PE Ratio Bands	S&P 500 PE Ratio	Target Equity Allocation	Allowable Range
I	Greater than 23.5	10.25%	5.25% to 15.25%
II	Less than or equal to 23.5 and greater than 19.25	33%	28% to 38%
III	Less than or equal to 19.25 and greater than 13.0	54%	49% to 59%
IV	Less than or equal to 13.0 and greater than 11.0	75%	70% to 80%
V	Less than or equal to 11.0	96%	91% to 100%

Assets not held in equities will be invested in fixed income investments, excluding an amount held in cash to pay current benefits and expenses. Once the target equity allocation for the plans has been determined, the remaining assets of the plans will be invested in TIPS subject to the limitations in the following tables.

If Yield on TIPS is declining.

Yield Bands	Yield on TIPS Investments	Target TIPS Allocation	Allowable Range
I	Less than 2.50	10%	5% to 15%
II	Greater than or equal to 2.50 and less than 2.65	20%	15% to 25%
III	Greater than or equal to 2.65 and less than 2.80	40%	35% to 45%
IV	Greater than or equal to 2.80 and less than 3.00	70%	65% to 75%
V	Greater than or equal to 3.00	100%	95% to 100%

If Yield on TIPS is increasing.

Yield Bands	Yield on TIPS Investments	Target TIPS Allocation	Allowable Range
I	Less than 2.60	10%	5% to 15%
II	Greater than or equal to 2.60 and less than 2.75	20%	15% to 25%
III	Greater than or equal to 2.75 and less than 2.90	40%	35% to 45%
IV	Greater than or equal to 2.90 and less than 3.10	70%	65% to 75%
V	Greater than or equal to 3.10	100%	95% to 100%

Assets of the plans that are not invested in equities or TIPS at any point in time will be invested in money market investments.

TNP expects to contribute $0.3 million to the pension plan and $1.0 million to the postretirement benefits plan in 2004.

	Pension Benefits	Post- Retirement Benefits
	(In thousands)
Expected future benefit payments, reflecting expected future service, to be paid in
2004	$7,540	$1,028
2005	8,200	968
2006	7,910	947
2007	8,115	911
2008	8,290	894
2009 - 2013	41,850	4,708

Incentive Plans and Employment Agreements

TNP and its subsidiaries have two incentive compensation plans. All employees participate in one or both of these plans. Incentive compensation is based on meeting key financial and operational performance goals such as earnings before interest, taxes, depreciation and amortization, customer satisfaction, and system reliability measures.

In connection with the Merger, TNMP entered into employment agreements with certain members of TNMP’s senior management. The employment agreements expired in April 2003. Expiration of the agreements did not change the status of the members of senior management that were covered by the employment agreements.

TNP’s operating expenses for 2003, 2002, and 2001 included costs for the various plans and bonuses in employment agreements of $2.4 million, $4.8 million, and $5.8 million, respectively.

Other Employee Benefits

TNP and its subsidiaries have a 401(k) plan designed to enhance the other retirement plans available to its employees. Employees may invest their contributions in various mutual funds. TNP’s contributions are invested in the same manner as the employee’s contributions. TNP’s operating expenses for 2003, 2002, and 2001 included contribution costs of $0.8 million, $0.8 million and $0.9 million, respectively.

Note 7. Income Taxes

Components of income taxes (benefits) were as follows:

	2003	2002	2001
	(In thousands)
Taxes (benefits) on net operating income (loss):
Federal - current	$(8,638)	$3,037	$10,597
State - current and deferred	(486)	3,288	3,179
Federal - deferred	(2,031)	14,705	(5,340)
ITC adjustments	(874)	(1,459)	(769)

	(12,029)	19,571	7,667

Taxes on other income (loss):
Federal - current	760	(466)	1,570
Federal - deferred	—	—	172

	760	(466)	1,742

Tax benefit from cumulative effect of change in accounting principle (Note 3)	—	—	(720)

Total income taxes (benefits)	$(11,269)	$19,105	$8,689

The amounts for total income taxes differ from the amounts computed by applying the appropriate federal income tax rate to earnings (loss) before income taxes for the following reasons:

	2003	2002	2001
	(In thousands)
Tax at statutory tax rate	$(10,312)	$17,112	$5,075
Amortization of accumulated deferred ITC	(874)	(1,459)	(1,585)
Amortization of excess deferred taxes	(198)	(141)	(141)
State income taxes	(486)	3,288	2,376
Goodwill amortization	—	—	4,065
Permanent differences excluding goodwill	—	(34)	(703)
Other, net	601	339	(398)

Actual income taxes (benefits)	$(11,269)	$19,105	$8,689

The tax effects of temporary differences that gave rise to significant portions of net current and net noncurrent deferred income taxes as of December 31, 2003, and 2002, are presented below.

	2003	2002
	(In thousands)
Current deferred income taxes:
Deferred tax assets: other	$139	$122

Noncurrent deferred income taxes:
Deferred tax assets:
Minimum tax carryforwards	$29,006	$28,887
Provision for clawback	5,270	4,212
Regulatory related items	10,910	11,461
Deferred purchased power	12,812	7,676
Accrued employee benefit costs	1,541	2,651
Excess earnings	14,296	14,296
Contribution in aid of construction	2,676	2,660
Other	1,541	207

	78,052	72,050

Deferred tax liabilities:
Utility plant, principally due to depreciation and basis differences, including TNP One recoverable stranded cost	(185,743)	(177,315)
Deferred charges	(20,605)	(20,027)
Other recoverable stranded costs (noncurrent)	(4,684)	(4,684)
Regulatory related items	(3,902)	(4,522)

	(214,934)	(206,548)

Noncurrent deferred income taxes, net	$(136,882)	$(134,498)

Federal tax carryforwards as of December 31, 2003, were as follows:

(In thousands)
Minimum tax credits
Amount	$29,006
Expiration period	None

Note 8. Long-Term Debt

TNP

Senior Credit Facility. In August 2003, TNP and the banks participating in TNP’s Senior Credit Facility agreed to increase the commitment under, and extend the maturity of, the Senior Credit Facility. As a result the Senior Credit Facility is now composed of a $112.5 million term loan that matures in December 2006. The commitment under the term loan increased $42 million and TNP used the proceeds to provide First Choice with $25 million in additional capital and to replace the working capital available under the revolving portion of the Senior Credit Facility. The revolving portion of the Senior Credit Facility expired in August 2003 and had a commitment of $15 million. The extension of the maturity of the Senior Credit Facility coordinates the refunding of the term loan with the anticipated issuance of securitization bonds related to the recovery of stranded costs as discussed in Note 2. As of December 31, 2003, the Senior Credit Facility had an outstanding balance of $111.9 million and an interest rate of approximately 7.1 percent, including the effects of the interest rate swap discussed in Note 4. The Senior Credit Facility is secured by a pledge of all TNMP and First Choice common stock held by TNP.

The Senior Credit Facility contains various financial covenants with which TNP must comply. Due to losses during the first quarter of 2003 at First Choice resulting from high natural gas prices, and increased amounts of outstanding debt due to the termination of TNMP’s factoring agreement early in 2002, TNP did not comply with one financial covenant for the period ended March 31, 2003. In May 2003, TNP obtained a modification of that financial covenant, as well as a second covenant. Additional covenants pertaining to risk management practices were implemented with this amendment. The amendment allowed TNP to meet the covenant, which was in noncompliance for the period ended March 31, 2003, and TNP expects to comply with all covenants for the Senior Credit Facility through December 31, 2004.

For the years ended December 31, 2003, 2002 and 2001, respectively, the average interest rate on the Senior Credit Facility was approximately 6.7 percent, 4.5 percent, and 7.0 percent.

TNMP and First Choice

TNMP Senior Notes. On June 10, 2003, TNMP completed the sale of $250 million of 6.125 percent Senior Notes due in 2008. On or after May 1, 2005, TNMP will be required to redeem the Senior Notes to the extent that it receives proceeds from the securitization of stranded costs. A portion of the proceeds from this sale was used to repay TNMP’s outstanding borrowings under the TNMP/First Choice Credit Facility of $207 million. As a result of the sale, TNMP believes that it has adequate cash to meet its working capital needs without the need for additional bank financing through at least the end of 2005. TNMP’s cash balance as of December 31, 2003, was approximately $56.9 million

TNMP/First Choice Credit Facility. The TNMP/First Choice Credit Facility expired in October 2003. Prior to the issuance of the 6.125 percent Senior Notes due in 2008, TNMP and First Choice used the TNMP/First Choice Credit Facility to finance their working capital requirements. For the years ended December 31, 2003, 2002 and 2001, the average interest rate on the TNMP/First Choice Credit Facility was 3.5 percent, 3.0 percent and 5.7 percent, respectively.

As discussed in Note 11, First Choice has provided for its working capital needs by executing a new power supply agreement with Constellation and with cash on hand.

Maturities

As of December 31, 2003, scheduled maturities of long-term debt for the five years following 2003 are as follows:

Year	Senior Credit Facility	TNMP 6.125% Senior Notes	Total
	(in thousands)
2004	$1,125	$—	$1,125
2005	1,125	—	1,125
2006	109,688	—	109,688
2007	—	—	—
2008	—	250,000	250,000

Note 9. Capital Stock and Dividends

TNP

Senior Redeemable Preferred Stock (Preferred Stock). Through April 1, 2005, dividends on Preferred Stock will be paid by issuing additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of the dividends to be paid. After April 1, 2005, TNP has the option to pay dividends in cash or by issuing additional shares of Preferred Stock as previously described. For the years ended December 31, 2003, 2002 and 2001, TNP issued 20,891, 18,164 and 15,788 shares of Preferred Stock, respectively, in payment of dividends on the Preferred Stock.

Before April 1, 2005, TNP can redeem all, but not less than all, of the Preferred Stock at a specified price, plus accumulated dividends, in the event of a change in control. After April 1, 2005, TNP may redeem any amount of the Preferred Stock at specified prices, plus accumulated dividends. All of the Preferred Stock must be redeemed by April 1, 2011.

Note 10. Related Party Transactions

At the time of the Merger, and in accordance with the SW Acquisition limited partnership agreement, TNP and Laurel Hill entered into a Management Services Agreement under which TNP engaged Laurel Hill as its agent to provide certain management and financial advisory services to TNP. For the each of the years ended December 31, 2003, 2002 and 2001, TNP paid Laurel Hill $1.2 million under the agreement.

In 2002, TNMP paid Laurel Hill a transaction fee of $1.3 million for acting as TNMP’s financial advisor in connection with the sale of TNP One. Laurel Hill received the fee pursuant to provisions of the SW Acquisition limited partnership agreement.

TNP paid fees of $1 million in 2003 and $1 million in 2004, for advisory services in 2002 and 2003 by the original limited partners of SW Acquisition, pursuant to provisions of the SW Acquisition limited partnership agreement.

Note 11. Segment and Related Information

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

Twelve Months Ended December 31, 2003

	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$140,193	$695,300	$—	$835,493
Intercompany revenue	109,295	—	(109,295)	—
Purchased power and fuel	(67,902)	(451,684)	77	(519,509)
Other direct costs	(21,858)	(210,197)	107,709	(124,346)
Depreciation expense	(28,631)	(299)	(6)	(28,936)
Other operating expenses	(65,279)	(54,090)	(7,061)	(126,430)

Operating income (loss)	65,818	(20,970)	(8,576)	36,272
Other income and deductions, net	2,068	88	(5)	2,151
Interest charges	(28,899)	(1,123)	(37,863)	(67,885)

Income (loss) before taxes	38,987	(22,005)	(46,444)	(29,462)
Income taxes	(13,705)	8,727	16,247	11,269

Net income (loss)	$25,282	$(13,278)	$(30,197)	$(18,193)

Cash Flow Data

Cash received from customers	$246,372	$680,715	$(113,880)	$813,207
Purchased power and fuel costs paid	(65,640)	(425,448)	(217)	(491,305)
Natural gas option premiums paid	—	(19,642)	—	(19,642)
Cash paid for payroll and to other suppliers	(51,488)	(36,031)	(7,106)	(94,625)
Transmission and distribution charges	—	(201,658)	112,371	(89,287)
Interest and other taxes paid	(47,204)	(7,762)	(33,621)	(88,587)
Intercompany dividends, income taxes refunded (paid), and other	(12,871)	675	14,793	2,597

Net cash provided by (used in) operations	69,169	(9,151)	(27,660)	32,358

Sale of TNP One	—	—	—	—
Other investing activities, primarily additions to utility plant	(44,910)	(332)	718	(44,524)

Net cash provided by (used in) investing activities	(44,910)	(332)	718	(44,524)

Borrowings from (repayments of) credit facilities	(171,000)	—	(563)	(171,563)
Issuance of senior notes, net of discount	248,923	—	—	248,923
Issuance of term loan under TNP senior credit facility	—	—	112,500	112,500
Intercompany dividends	(29,400)	—	29,400	—
Intercompany financing	—	35,000	(35,000)	—
Intercompany borrowing	(14,557)	14,557	—	—
Repayment of term loan under TNP senior credit facility	—	—	(71,300)	(71,300)
Other	(1,600)	(242)	(3,454)	(5,296)

Net cash provided by (used in) financing activities	$32,366	$49,315	$31,583	$113,264

Balance Sheet Data as of December 31, 2003

Cash and cash equivalents	$56,907	$45,045	$15,836	$117,788
Accounts receivable	32,443	74,347	(11,803)	94,987
Other current assets	4,264	8,277	212	12,753
Net utility plant	558,618	2,788	18	561,424
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,651	—	—	298,651
Other property, regulatory tax assets and deferred charges	30,465	8	22,441	52,914

Total assets	$981,348	$130,465	$296,960	$1,408,773

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	13,302	54,937	(10,860)	57,379
Other current liabilities	25,914	6,674	6,843	39,431
Deferred purchased power and fuel costs	40,844	—	—	40,844
Accumulated deferred income taxes and investment tax credits	170,626	(5,472)	(9,813)	155,341
Regulatory liability - accrued cost of removal	38,218	—	—	38,218
Deferred credits	22,839	15,926	13,518	52,283
Long-term debt, less current maturities	423,626	—	385,813	809,439
Redeemable cumulative preferred stock	—	—	162,538	162,538
Common shareholder’s equity	245,979	58,400	(252,204)	52,175

Total liabilities and shareholder’s equity	$981,348	$130,465	$296,960	$1,408,773

Twelve Months Ended December 31, 2002

	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$142,443	$505,256	$39,672	$687,371
Intercompany revenue	107,658	—	(107,658)	—
Purchased power and fuel	(65,193)	(247,963)	(21,352)	(334,508)
Other direct costs	(19,691)	(174,396)	105,987	(88,100)
Depreciation expense	(27,567)	(238)	(6)	(27,811)
Other operating expenses	(66,448)	(39,562)	(17,821)	(123,831)

Operating income (loss)	71,202	43,097	(1,178)	113,121
Other income and deductions, net	4,966	322	(7,345)	(2,057)
Interest charges	(20,872)	(1,028)	(37,824)	(59,724)

Income (loss) before taxes	55,296	42,391	(46,347)	51,340
Income taxes	(19,166)	(16,351)	16,412	(19,105)

Net income (loss)	$36,130	$26,040	$(29,935)	$32,235

Cash Flow Data

Cash received from customers	$208,517	$426,880	$(52,012)	$583,385
Purchased power and fuel costs paid	(86,125)	(225,119)	(24,806)	(336,050)
Natural gas option premiums paid	—	—	—	—
Cash paid for payroll and to other suppliers	(46,848)	(26,975)	(13,801)	(87,624)
Transmission and distribution charges	—	(135,197)	90,138	(45,059)
Interest and other taxes paid	(41,939)	(3,803)	(45,920)	(91,662)
Intercompany dividends, income taxes refunded (paid), and other	90,248	(19,195)	(73,964)	(2,911)

Net cash provided by (used in) operations	123,853	16,591	(120,365)	20,079

Sale of TNP One	—	—	117,545	117,545
Other investing activities, primarily additions to utility plant	(38,823)	(442)	(518)	(39,783)

Net cash provided by (used in) investing activities	(38,823)	(442)	117,027	77,762

Borrowings from (repayments of) credit facilities	35,800	(6,000)	(32,800)	(3,000)
Intercompany dividends	(102,300)	(15,000)	117,300	—
Intercompany financing	(32,963)	23,000	9,963	—
Intercompany borrowing	14,557	(14,657)	100	—
Repayment of term loan under TNP senior credit facility	—	—	(85,900)	(85,900)
Other	(5,478)	(266)	(652)	(6,396)

Net cash provided by (used in) financing activities	$(90,384)	$(12,923)	$8,011	$(95,296)

Balance Sheet Data as of December 31, 2002

Cash and cash equivalents	$282	$5,213	$11,195	$16,690
Accounts receivable	33,745	77,560	(16,921)	94,384
Other current assets	2,995	15,073	(14,432)	3,636
Net utility plant	539,721	2,757	23	542,501
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,748	—	—	298,748
Other property, regulatory tax assets and deferred charges	22,480	508	25,533	48,521

Total assets	$897,971	$101,111	$275,654	$1,274,736

Current maturities of long-term debt	$171,000	$—	$1,600	$172,600
Accounts payable	8,998	48,341	(15,352)	41,987
Other current liabilities	39,989	11,341	(6,687)	44,643
Deferred purchased power and fuel costs	23,656	—	—	23,656
Accumulated deferred income taxes and investment tax credits	168,304	(4,631)	(9,842)	153,831
Regulatory liability - accrued cost of removal	35,811	—	—	35,811
Deferred credits	24,724	12,725	15,029	52,478
Long-term debt, less current maturities	174,495	—	344,700	519,195
Redeemable cumulative preferred stock	—	—	140,452	140,452
Common shareholder’s equity	250,994	33,335	(194,246)	90,083

Total liabilities and shareholder’s equity	$897,971	$101,111	$275,654	$1,274,736

As of December 31, 2003, TNP has assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

Note 12. Commitments and Contingencies

Energy Supply

Amendment to Power Supply and Service Agreement. On March 31, 2003, First Choice and Constellation amended the power supply and service agreement under which First Choice purchased power to serve its price-to-beat load, prior to the new supply agreement with Constellation that is discussed below. The amendment requires First Choice to pay Constellation $9.2 million during 2004. In return, First Choice will no longer be required to assign the output from a power supply contract with a third party to Constellation from January 1, 2004 to August 31, 2004. The third party power contract, which represents approximately 1.4 million MWH at a cost of approximately $30 per MWH, was originally executed by TNMP and was assigned to First Choice at the beginning of retail competition in Texas. The amendment had no impact on Constellation’s obligation to provide power for First Choice’s price-to-beat customers or the price at which Constellation provides that power. As a result of the amendment to the power supply and service agreement, and the termination of First Choice’s requirement to assign the third party power contract to Constellation, First Choice obtained fixed-price power to cover its 2004 firm commitments, from January through August.

New Constellation Agreement. On October 28, 2003, First Choice and Constellation executed a new power supply agreement under which Constellation will supply First Choice the majority of its power requirements through the end of 2006. As part of the agreement, First Choice granted a security interest in its accounts receivable to Constellation, providing First Choice with sufficient credit for its Texas operations. This agreement eliminated the need for a new credit facility First Choice had been negotiating, or the renewal of the TNMP/First Choice Credit Facility that expired in October 2003.

First Choice is implementing the new agreement with Constellation in three phases. Phase one began with the execution of the new power supply agreement described above on October 28, 2003. Phase one ended and phase two began in December 2003, when First Choice executed a restructured power supply agreement with Constellation to replace the previous agreement. The credit terms in place during phase one continue to apply in phase two. In particular, Constellation received a lien against billed and unbilled receivables and a variable amount of cash to cover both settlement exposure and mark-to-market exposure rather than requiring First Choice to post cash collateral for purchased power supply. However, if a dramatic change in electricity or gas forward prices creates an increase in Constellation’s credit exposure to First Choice beyond a limit based on cash and accounts receivable, First Choice will be constrained in its ability to sign up additional customers until that imbalance is corrected.

In phase two, Constellation assumed the risks associated with differences in expected customers’ usage, and weather-related risks, for a fixed fee above the cost of energy. First Choice retained the risks associated with customer attrition.

Phase three of the agreement begins once First Choice establishes a bankruptcy remote SPE to hold all customer contracts and wholesale power and gas contracts. Some of the provisions in phase three of the agreement are subject to PUCT approval. First Choice expects to have the SPE established during the first half of 2004. Constellation will receive a lien on accounts receivable, customer contracts, cash, and the equity of the SPE. The lien will provide First Choice with enough credit to purchase power without the need to deposit cash collateral with Constellation, and will result in Constellation releasing TNMP from its $25 million guarantee. Phase three will continue until the expiration of the agreement on December 31, 2006.

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

In the event of termination, the security interest in First Choice’s accounts receivable granted to Constellation would remain in effect until First Choice’s obligations are paid in full, and until the power supply agreements with Constellation are terminated. Alternatively First Choice can provide Constellation with alternate collateral. Provisions of the power supply agreements that by their terms survive termination would expire on their original expiration dates.

New Mexico. TNMP’s power requirements in New Mexico are supplied by PNM under a long-term wholesale power contract that expires in December 2006. In addition to providing power supply, PNM acts as TNMP’s agent to procure, schedule and dispatch wholesale power on TNMP’s behalf throughout the term of the contract.

Take or Pay Obligations. At December 31, 2003, TNMP and First Choice had various outstanding commitments for take or pay provisions in their energy supply agreements with PNM and Constellation, respectively. Detailed below are the fixed and determinable portion of the obligations (amounts in millions):

	2004	2005	2006	2007	2008
Purchased power agreements	$219.8	$89.0	$73.4	$—	$—

Legal Actions

Transmission Cost of Service. In June 2001 the Supreme Court of Texas overturned the methodology adopted by the PUCT to determine how much companies pay and charge for transmission services for the period January 1, 1997, through August 31, 1999. The PUCT had ordered a uniform methodology for all utilities operating within ERCOT and the Supreme Court stated that the costs needed to be determined on an individual company basis. During the third quarter of 2003, parties to the proceedings agreed to a settlement of the contested issues. As a result of the settlement, TNMP was required to pay $0.2 million.

Other

TNP and TNMP are involved in various claims and other legal proceedings arising in the ordinary course of business. In the opinion of management, the dispositions of these matters will not have a material adverse effect on TNP’s and TNMP’s consolidated financial condition or results of operations.

Note 13. Selected Quarterly Consolidated Financial Data (unaudited)

The following selected quarterly consolidated financial data for TNP is unaudited, and, in the opinion of TNP’s management, is a fair summary of the results of operations for such periods:

	March 31	June 30	September 30	December 31
	(In thousands)
2003
Operating revenues	$183,721	$223,525	$252,687	$175,560
Net operating income (loss)	(19,203)	15,999	34,512	4,964
Net income (loss)	(20,025)	(1,018)	10,516	(7,666)

	March 31	June 30	September 30	December 31
	(In thousands)
2002
Operating revenues	$120,664	$173,376	$229,161	$164,170
Net operating income	22,722	29,291	52,741	8,367
Net income (loss)	5,170	9,215	23,331	(5,481)

Generally, the variations between quarters reflect the seasonal fluctuations of the businesses of TNMP and First Choice. The operations of First Choice in the first quarter of 2003 were affected by increases in the price of natural gas. The operating revenue, operating income, and net income of TNMP in the fourth quarter of 2003 were reduced by the PUCT’s disallowance of $15.7 million of fuel and energy-related purchased power costs in the final fuel reconciliation, as discussed in Note 2.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A.	CONTROLS AND PROCEDURES.

As of December 31, 2003, the Chief Executive Officer and Chief Financial Officer of TNP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of TNP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) that is required to be included in TNP’s periodic SEC filings.

There were no significant changes in TNP’s internal controls or in other factors that could significantly affect these controls for the quarter ended December 31, 2003.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Directors

Michael E. Bray, 56 became President and Chief Operating Officer of TNP on January 19, 2004. He became a director of TNP on January 14, 2004. He became a director of TNMP and Chairman of First Choice on February 4, 2004. From July 2000 until September 2003 he was President of PPL Electric Utilities and Vice Chair of PPL Gas Utilities, electric and gas utilities based in Allentown, Pennsylvania. From April 2000 to July 2000 he was Senior Vice President of PPL Electric. From February 1999 to April 2000 he was President and Chief Executive Officer of Consolidated Edison Development, Inc., a power generation subsidiary of Consolidated Edison Company of New York, New York. From March 1997 to February 1999 he was Senior Vice President—Electric Business Unit of Long Island Lighting Company (LILCO).

Gerald L. Brodsky, 55, became a director of TNP on January 14, 2004. Mr. Brodsky is an investment banker and consultant with over 30 years experience. He has been Managing Director in the Corporate Finance Practice at Bates White LLC, a consulting firm, since October 2003. He was Chief Operating Officer/Director of Investment Banking of Harmonic Research, Inc., a securities firm, from January 2000 until June 2003, and Managing Director of Corporate Development of Maxcor Financial, Inc., a securities firm, from August 1997 until January 2000. He was a director and an officer of Ultra Fast Optical Systems, Inc., a private portfolio company engaged in telecom equipment photonics from 2000 until 2002.

William J. Catacosinos, 73, has been Chairman and Chief Executive Officer of TNP since the closing of the Merger in April 2000. In addition, he was President of TNP from April 2000 until January 2004. He is also a member of TNMP’s board of directors. Since November 1998, Dr. Catacosinos has served as Managing Partner of Laurel Hill Capital Partners. Dr. Catacosinos was Chairman and Chief Executive Officer of LILCO from January 1984 to July 1998.

James T. Flynn, 70, became a director of TNMP at the time of the Merger in April 2000 and of TNP in November 2000. Mr. Flynn, prior to his retirement, was President and Chief Operating Officer of LILCO from December 1996 to January 1999.

Kenneth S. Grossman, 47, became a director of TNP on May 8, 2002. Mr. Grossman has been in the investment management business for more than five years. He has served as Managing Director of Alpine Associates, an investment management firm since October 1999. He was Executive Vice President of Imperial Capital, an investment management firm, from April 1999 to September 1999, and a principal of his own investment management firm from January 1998 until March 1999. Mr. Grossman has been director of Evercom, Inc., a provider of jail and prison inmate phone systems and technology based in Irving, Texas, since March 2003, and a director of Elot, Inc., a software manufacturer, since January 2003.

David Kehler, 55, became a director of TNP on May 8, 2002. Mr. Kehler has been an independent consultant since February 2000, and Managing Director of Government Procurement Advisors, LLC, since December 2002. From February 1994 until January 2000, he was Associate Deputy State Treasurer of the State of New Jersey.

Leeam Lowin, 58, became a director of both TNP and TNMP at the time of the Merger in April 2000. For the past 36 years, Mr. Lowin has been an investment manager for private accounts. From 1984 to 1998, Mr. Lowin served as a consultant to LILCO. From July 1992 to March 1996, he was a member of the board of directors of AEL Industries and managed the sale of that company to Tracor.

James O’Brien, 57, became a director of TNP on May 8, 2002. Mr. O’Brien has been president of Bare Cove Financial, a consulting firm, since June 1998. From September 1986 until December 1998, Mr. O’Brien was Vice President and Principal of Beacon Hill Financial, an investment banking firm. Mr. O’Brien also has served as a director of Cyterra Corp., a privately-held security company, since August 2001.

Steven Shulman, 62, was elected a director on January 14, 2004. Mr. Shulman is an investment banker with over 30 years of experience. Since 1985, he has been an investment banker through his wholly owned company, the Hampton Group, Inc. Since 1997, Mr. Shulman has been Chairman and Chief Executive officer of Terrace Food Group, Inc., a produce and dairy products distributor. He was Chairman of Wilshire Restaurant Group, a wholly owned subsidiary of Marie Callendar Pie Shops, Inc., from 1989 until 1999. He serves as a director of Ark Restaurants Corp., a NASDAQ listed restaurant company; Beacon Capital Partners, Inc., a privately held real estate firm; C3I, Inc., a privately held service company; The General Chemical Group, Inc., a NASDAQ listed commodity chemical company; Paragon Technologies, Inc., an American Stock Exchange listed material handling company; PlasmaSol Corp., a privately held venture capital firm; Terrace Food Group, Inc., a privately held food service company; and Transportation Technologies Industries, Inc., a privately held manufacturer of truck components. He also serves as Vice Chairman of the Board of Stevens Institute of Technology.

Committees and Meetings

TNP’s Board of Directors maintains the following two standing committees.

•	Audit Committee. This committee oversees the financial reporting process; reviews the annual and quarterly financial statements; recommends to the full board the appointment of the independent accountants and evaluates their performance and fees charged; reviews the internal audit function; meets with the independent accountants and with appropriate financial personnel and internal auditors regarding corporate financial reporting, accounting procedures and controls, risk management and the scope of internal and independent audits; and evaluates officers’ compliance with ethics policies, national and state laws and regulations related to securities, criminal conduct and the environment. Messrs. Flynn, Grossman, Kehler and Lowin are members of the Audit Committee, and Mr. Flynn is its Chair. The Board of Directors has determined that all members of the Audit Committee are financial experts (as defined by the Securities and Exchange Commission).

•	Compensation Committee. This committee reviews the performance of the Company’s officers and establishes the appropriate level of base compensation ranges and specific base salaries within such ranges for the officers who report to the Chief Executive Officer; recommends actions with respect to adoption, amendment, administration or termination of compensation, welfare, benefit, pension and other plans related to compensation of employees; reviews the terms and conditions of all employee benefit plans; establishes performance goals for all incentive compensation plans and designates participants in incentive compensation plans for management; oversees the management organization; and makes recommendations to the full board with respect to directors’ compensation. Messrs. Flynn, Lowin and O’Brien are members of the Compensation Committee, and Mr. Lowin is the chair.

During 2003, TNP’s board of directors held 11 meetings. The Audit Committee held four meetings and the Compensation Committee held three meetings. All directors attended at least 75 percent of the meetings of the Board of Directors and the committees on which they served during 2003.

Director Compensation

Each non-employee director receives an annual retainer of $20,000 from TNP. Nonemployee directors of TNMP also receive an annual retainer of $28,000 from TNMP; nonemployee directors of First Choice receive an annual retainer of $5,000. Each non-employee director receives a fee of $1,250 for each meeting of the TNP, TNMP and First Choice boards and committees that he attends. Directors and committee members are also reimbursed for travel and other incidental expenses incurred in connection with their duties. Directors who are employees receive no additional compensation for serving as directors.

Compensation Committee Interlocks and Insider Participation

No Compensation Committee member is a director of or serves on the compensation committee of an entity that has an executive officer serving on TNP’s Board of Directors or Compensation Committee.

Executive Officers

The information set forth under “Employees and Executives” in Part 1 is incorporated here by reference.

Code of Ethics

TNP, TNMP and First Choice have adopted an ethics policy that applies to all of their respective employees. A copy of the policy is filed with this report as an exhibit.

Item 11.	EXECUTIVE COMPENSATION.

The following table summarizes the compensation paid to the Chief Executive Officers of TNP and TNMP and the other most highly compensated executive officers of TNP and TNMP (the “Named Executive Officers”) for services rendered in all capacities to TNP, TNMP and their affiliated companies during 2001, 2002 and 2003.

		Annual Compensation			All Other Compensation(3)
Name & Principal Position(1)	Year	Salary	Bonus(2)
William J. Catacosinos, Chairman and Chief Executive Officer of TNP	2003 2002 2001	$1,550,000 1,519,231 1,419,231	$	— 386,638 407,860	$48,024 51,687 46,024

Theodore A. Babcock, Chief Financial Officer, TNP	2003 2002 2001	$248,146 241,228 235,043		$35,366 60,571 72,929	$9,126 10,431 10,445

Kathleen M. Marion, Corporate Secretary, TNP	2003 2002 2001	$107,190 104,882 102,193		$15,377 26,335 31,708	$4,781 5,810 6,103

Jack V. Chambers, Chairman, President and Chief Executive Officer of TNMP	2003 2002 2001	$380,000 380,000 342,627		$276,831 371,831 383,719	$6,914 10,577 10,997

Manjit S. Cheema, President, First Choice and Treasurer, TNP	2003 2002 2001	$264,000 264,000 241,272		$231,934 307,167 315,940	$8,286 11,058 11,660

(1)	The Named Executive Officers of TNP are Dr. Catacosinos, Mr. Babcock and Ms. Marion. Messrs. Chambers and Cheema are the presidents of the principal operating subsidiaries of TNP.

(2)	The 2003 amounts shown in this column for Mr. Babcock and Ms. Marion are the bonuses relating to 2003 and paid in 2004 under the TNP incentive compensation plans. The 2003 amounts shown in this column for Messrs. Chambers and Cheema consist of bonuses paid on the anniversary date of their respective employment agreements, under the terms of such agreements. The employment agreements under which each received the annual bonuses expired on April 7, 2003. Neither Mr. Chambers nor Mr. Cheema received incentive compensation relating to 2003 under the TNMP or First Choice incentive compensation plans.

(3)	The 2003 amounts in this column and the table below consist of the following items earned or paid in 2003: (a) company contributions to TNP’s and TNMP’s 401(k) plan, including incentive matching contributions for 2003 paid in 2004; and (b) premiums for group life insurance paid by the Company (none of the Named Executive Officers has any cash value rights related to such insurance).

	401(k) Plan	Life Insurance Premiums
Dr. Catacosinos	6,000	$42,024
Mr. Babcock	8,342	784
Ms. Marion	4,500	281
Mr. Chambers	6,000	914
Mr. Cheema	6,000	2,286

Pension Plan

The pension plan is a noncontributory defined benefit plan. Effective October 1, 1997, TNP amended its pension plan to change it to a cash balance retirement plan. As amended, the pension plan provides benefits based on an account balance. Employees who, as of October 1, 1997, were at least 55 years of age, or were at least 50 years of age and had at least 10 years of service, can be “grandfathered” in the prior pension plan, and will receive benefits under the plan that provides the greater retirement payments.

The amended pension plan bases its benefits on an employee’s account balance when he or she retires or leaves the company. An employee’s initial account balance was based on his or her accrued pension benefits under the pre-amendment plan or at the time of his or her employment. The account balance grows as TNP adds benefit credits consisting of a percentage of compensation and interest credits based on one-year Treasury constant maturities rates. All employees are eligible to participate in the pension plan. All Named Executive Officers participate in the pension plan, as amended. Participants may receive plan benefits as an annuity or as a lump sum.

The following table lists the estimated annual benefits payable at normal retirement age for the Named Executive Officers, which are based upon the current qualified pay limits ($205,000 in 2004) projected forward, if such officer elects to receive plan benefits as an annuity. Benefits based upon pay above the qualified pay limits are nonqualified and are paid from the Excess Benefit Plan, discussed below.

Name	Total Annuity	Pension Plan Annuity	Excess Benefit Plan Annuity
William J. Catacosinos	$40,000	$5,000	$35,000
Theodore A. Babcock	43,000	29,000	14,000
Kathleen M. Marion	19,000	19,000	—
Chambers, Jack V.	113,000	49,000	64,000
Cheema, Manjit S.	95,000	37,000	58,000

The employees of the subsidiaries of TNP are also participants in the Pension and Excess Benefit Plans.

Employment Contracts and Termination, Severance and Change of Control and Arrangements

Dr. Catacosinos, Mr. Babcock and Ms. Marion, the Named Executive Officer of TNP, are each employed pursuant to a written employment agreement. In addition, Mr. Bray, the TNP President and Chief Operating Officer since January 19, 2004, and Mr. Chambers, the President of TNMP, are each employed pursuant to a written employment agreement.

William J. Catacosinos. Dr. Catacosinos is employed by TNP as its Chairman and Chief Executive Officer pursuant to an employment agreement dated as of April 7, 2000. The term of his agreement is three years, and such term shall automatically be extended for an additional one year period on each anniversary date of the agreement, unless either Dr. Catacosinos or TNP gives notice to the other at least 90 days prior to any such anniversary date that the Agreement term, as then extended, shall not be extended beyond its then automatically extended term.

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

Mr. Babcock and Ms. Marion. TNP entered into employment agreements with Mr. Babcock and Ms. Marion as of March 15, 2001. On February 3, 2004, the expiration date of these agreements was extended until March 15, 2006. Each agreement specifies the position and duties of the executive and the compensation and benefits provided to the executive during the agreement term. Each agreement specifies that the executive will receive a minimum level of compensation during each year of the agreement’s term and participate in all company benefit plans. The minimum compensation for Mr. Babcock is $230,000 and for Ms. Marion is $100,000. This compensation will consist of:

•	An annual base salary.

•	An annual incentive bonus ranging from 0 percent to 37.5 percent of the executive’s base salary based on the executive’s attainment of certain pre-established financial and operational goals, and subject to employment through the end of the relevant calendar year. The target annual incentive bonus will be equal to 25 percent of base salary in each case.

Each agreement provides that if the company terminates the executive for any reason other than Cause or if the executive resigns for Good Reason (as each agreement defines such terms), he or she will be entitled to the greater of either (a) a continuation of the executive’s then-current annual salary for a period of 18 months, and any annual incentive bonus that becomes payable during the 18 month period, pro-rated for any partial year, or (b) a lump sum payment equal to the then current annual salary divided by twelve and multiplied by the total number of months between the date of termination and the termination date of the agreement, plus an amount equal to the incentive compensation for the year in which the termination occurs, pro rated for the number of months employed during that year. In addition, each executive would be vested in the pension benefit and entitled to credit on his or her pension plan accruals based on his or her annual salary immediately prior to termination applied to the months between such termination and March 15, 2006.

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

Mr. Bray. TNP entered into a three-year employment agreement with Michael E. Bray as of January 19, 2004. Mr. Bray’s employment agreement provides that:

•	during each year of his agreement’s term, he will receive a base salary of at least $450,000 and an annual incentive bonus of between 0 percent and 37.5 percent of his base salary, based on the attainment of financial and operational goals to be established at the beginning of each year. Mr. Bray’s incentive bonus in 2004 shall be not less than $150,000.

•	if TNP terminates him for any reason other than Cause or if he resigns for Good Reason (each term is defined in his employment agreement), he will be entitled to receive either:

•	a lump sump payment equal to the continuation of his then-current annual salary for a period of 18 months, plus an amount equal to the incentive compensation for the year in which the termination occurs, pro rated for the number of months employed during that year, or

•	a lump sum payment equal to his then current annual salary divided by 12 and multiplied times the total number of months between the date of termination and expiration of the agreement, plus an amount equal to the incentive compensation for the year in which the termination occurs, pro rated for the number of months employed during that year; and

•	medical insurance at a cost equal to that paid by TNP employees for the greater of (a) 18 months or (b) the period from the termination until the expiration of the agreement.

•	if Mr. Bray is terminated without Cause or terminates his employment for Good Reason in the event of a change of control of TNP, he will be entitled to a lump sum equal to three times his then current annual salary, and medical insurance for three years at a cost to him equal to that paid by employees of TNMP. The lump sum would be grossed up by the amounts of any excise taxes payable on such lump sum, pursuant to Section 4999 of the Internal Revenue Code, and any additional excise and income taxes that result from each gross up payment.

•	if Mr. Bray is terminated for any reason other than Cause, he will be vested in the pension benefit and entitled to credit on his pension plan accruals based on his annual salary immediately prior to termination applied to the months between his termination and January 1, 2007.

Mr. Chambers. Mr. Chambers is employed pursuant to a one-year employment agreement with TNMP that became effective on April 8, 2003. It provides that Mr. Chambers will receive a base salary of not less than $380,000 and is eligible to receive any annual, long-term or other incentive bonuses then in effect for TNMP officers, provided he remains employed by TNMP at the end of each calendar year during the term of his agreement. The amount of his annual incentive bonus will be based on the attainment of financial and operational goals to be established.

Mr. Chambers’ agreement also provides that if Mr. Chambers’ employment is terminated for any reason, he (or his estate, in the event of his death) shall be entitled to receive a special lump sum retirement benefit equal to $848,677. If Mr. Chambers’ employment is terminated for Cause, all rights under his employment agreement (other than the special retirement benefits described in the preceding sentence) shall cease and he shall not be entitled to any additional compensation or payments under his employment agreement.

Mr. Cheema. TNMP has agreed to provide Mr. Cheema (or his estate, in the event of his death) with a special lump sum retirement benefit equal to $700,000 if his employment with First Choice is terminated for any reason.

Change of Control Agreements. In addition to the foregoing agreements, Mr. Chambers and Mr. Cheema have each entered into a change of control agreement. Under such agreements, if, within the period beginning 90 days prior to and ending 365 days after a change of control of TNP Enterprises, First Choice or, in the case of Mr. Chambers, TNMP, the officer’s employment is terminated without Cause (as the agreements define such term) or the officer resigns following a significant change in duties, responsibilities, authority, title, reporting responsibilities, compensation or benefits, then the officer would become entitled to receive:

(a)	an amount equal to the officer’s (i) unpaid annual base salary and accrued vacation pay through the effective date of termination, plus (ii) the target annual bonus under the TNMP or First Choice short-term incentive plan then in effect, pro-rated for the completed portion of the then-existing fiscal year;

(b)	a lump sum equal to three times the officer’s annual base salary; such amount would be grossed up by the amounts of any excise taxes payable on such lump sum, pursuant to Section 4999 of the Internal Revenue Code of 1986, and any additional excise and income taxes that result from each gross up payment; and

(c)	health and dental insurance at a cost to such officer equal to that paid by other TNMP or First Choice employees for a period of three years.

If the officer is terminated for Cause, or terminates his or her employment other than for the reasons giving rise in the change of control benefits, the officer will not receive any change in control benefits. In addition, each officer will be entitled to receive the benefits described in paragraphs (b) and (c), above only if the officer executes a release in such form as we require releasing us from any and all further liability in connection with such termination, and such release becomes effective by its terms.

Each agreement shall terminate upon the earliest of (a) the date that all obligations of the parties to the respective agreement have been satisfied; (b) the date, prior to a change of control, that the officer is no longer employed by TNMP or First Choice; (c) the second anniversary of a change of control; and (d) April 7, 2006, the third anniversary of the effective date of the respective agreements.

Report on Executive Compensation of TNP Compensation Committee

The TNP Compensation Committee oversees all executive compensation matters of TNP. Messrs. Flynn, Lowin and O’Brien were members of the Committee during 2003. This report describes the Committee’s compensation policies applicable to TNP’s executive officers during 2003.

Employment Agreements. The Named Executive Officers of TNP are compensated in accordance with their respective employment agreements.

Dr. Catacosinos’ employment agreement was in place when the Committee was formed in 2000. The Committee approved employment agreements for Mr. Babcock and Ms. Marion during 2001.

The terms of these employment agreements are described in more detail in this Annual Report at “Executive Compensation-Employment Contracts and Termination, Severance and Change of Control Arrangements.”

Incentive Compensation. Each Named Executive Officer is eligible to receive an annual incentive bonus under the terms of his or her employment agreement. This bonus may range from 0 percent to 37.5 percent of the officer’s base salary, and is based on the attainment of certain pre-established financial and operational goals. It is also subject to the officer’s employment with TNP through the end of the relevant year.

TNP paid the incentive bonuses for the 2003 performance period in February 2004. The performance measures used were the same measures used in the TNP and TNMP Management Short-Term and Broad-Based Incentive Compensation Plans. The financial measures include (i) a financial measure of earnings before interest, taxes, dividends and amortization (EBITDA) for TNMP and First Choice, (ii) TNMP operational performance measures of customer satisfaction, system reliability and safety, and (iii) First Choice operational performance measures of customer satisfaction, customer retention, collections, billing accuracy, timeliness of switching and customer responsiveness. The overall attainment of the performance measures resulted in a composite payout of 56.56 percent of target for Mr. Babcock and Ms. Marion, TNP’s chief financial officer and corporate secretary, or approximately 14.3 percent of their annual base salaries.

The performance measures at TNMP were at or above target. The Committee approved an adjustment to the TNMP EBITDA goal to reflect a reduction in EBITDA caused by the PUCT’s disallowance of $15.7 million of fuel and energy-related purchased power costs that TNMP incurred in 2000 and 2001. This adjustment resulted in the payment of the 2003 incentive compensation related to that financial goal at near the maximum level. The First Choice financial performance measure required that First Choice’s EBITDA exceed a specified amount as a precondition to the payment of any amount related to any other performance goal of First Choice. First Choice failed to achieve its threshold performance measure and, as a result, no amounts were paid with respect to First Choice’s measures.

During the year, TNP matches its employees’ 401(k) contributions in amounts up to 3 percent of their base salaries, or a maximum of $6,000. It also makes an additional matching contribution to the 401(k) retirement plan based on the same financial performance measure used in the TNP and TNMP Management Short-Term and Broad-Based Incentive Compensation Plans. In February 2004, TNP made an incentive matching contribution to the 401(k) accounts of eligible participants, including Mr. Babcock and Ms. Marion, based on the 2003 incentive compensation performance measures. The incentive matching contribution was equal to approximately 39 percent of the matching contributions paid during 2003.

Compensation of TNP Chairman and Chief Executive Officer.

TNP compensated Dr. Catacosinos in accordance with the terms of his employment agreement, which is described in this Annual Report under “Executive Compensation – Employment Contracts and Termination, Severance and Change of Control Arrangements.” His agreement sets forth the base salary that he received during 2003. Under his agreement, he is entitled to participate in all incentive, pension, retirement, savings, 401(k) and other employee pension benefit plans and programs that the Company and/or TNMP maintain for the benefit of TNMP’s senior management executives, and at the same levels and on the same terms as do TNMP senior management executives. Because First Choice did not achieve its EBITDA financial goal, Dr. Catacosinos elected to forgo any incentive compensation payments with respect to 2003.

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

James T. Flynn

Leeam Lowin, Chair

James W. O’Brien

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

Neither TNP nor any of its subsidiaries has any compensation plan, including individual compensation arrangements, under which TNP equity securities are authorized for issuance.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At the time of the Merger, and in accordance with the SW Acquisition limited partnership agreement, TNP and Laurel Hill entered into a Management Services Agreement under which TNP engaged Laurel Hill as its agent to provide certain management and financial advisory services to TNP. These services include an assessment of TNP’s competitive environment, development and implementation of a strategic plan, assessment and implementation of financing strategies, development and implementation of operating budgets, development and implementation of marketing and sales initiatives, regulatory advice, and other advice relating to the enhancement of shareholder value, all for the purpose of assisting TNP in developing and executing its long-term business goals and strategy. During the term of this agreement through March 2004, TNP is paying Laurel Hill an annual fee of $1,200,000, payable in monthly installments. Beginning April 2004, this amount will be reduced to an annual fee of $250,000. This agreement has a three-year initial term that expires in 2003, and will automatically renew thereafter for successive one-year terms. It provides that TNP will indemnify Laurel Hill, its agents and the companies controlling Laurel Hill for losses arising out of the Agreement or Laurel Hill’s duties thereunder. Dr. Catacosinos is the Manager of Laurel Hill. Laurel Hill is a limited partner of SW Acquisition.

In 2002, TNMP paid Laurel Hill a transaction fee of $1.3 million for acting as TNMP’s financial advisor in connection with the sale of TNP One. Laurel Hill received the fee pursuant to provisions of the SW Acquisition limited partnership agreement.

TNP paid fees of $1 million in 2003 and $1 million in 2004, for advisory services in 2002 and 2003 by the original limited partners of SW Acquisition, pursuant to provisions of the SW Acquisition limited partnership agreement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees paid or accrued (in thousands) by TNP for the audit and other services provided by Deloitte & Touche LLP for the years ended December 31, 2003 and 2002.

	2003	2002
Audit fees(1)	$380	$238
Audit-related Fees(2)	40	26
Tax fees(3)	5	27
All other fees(4)	79	—

Total	$504	$291

The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by TNP’s independent auditors. The Audit Committee pre-approved all audit-related and non-audit services in 2003 and 2002.

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

(2)	Audit-related fees consisted primarily of accounting consultations, employee benefit plan audits, and other attestation services.

(3)	Includes fees for tax compliance, tax planning and tax advice.

(4)	All other fees principally include risk assessment services related to First Choice Energy supply.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)	The following financial statements are filed as part of this report:

Report on Form 8-K:

TNP filed an 8-K dated November 13, 2003 to report the issuance of its third quarter 2003 Earnings Release.

TNP filed an 8-K dated November 26, 2003 to report the Proposal for Decision on the Final Fuel Reconciliation.

TNMP filed an 8-K dated December 18, 2003 to report Standard & Poor’s Inc. had lowered the corporate credit rating for TNMP.

(b)	The following financial statement schedules are filed as part of this report:

Schedule II – Valuation and Qualifying Accounts

TNP Enterprises, Inc. and Subsidiaries	69

(c)	The Exhibit Index on page 70 is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

TNP ENTERPRISES, INC.

Date:	March 2, 2004	By:	\s\ WILLIAM J. CATACOSINOS

William J. Catacosinos, Chairman and Chief Executive Officer

Date:	March 2, 2004	By:	\s\ THEODORE A. BABCOCK

Theodore A. Babcock, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

		Title	Date

By	\s\ WILLIAM J. CATACOSINOS	Chairman & Chief Executive Officer	3/02/04

William J. Catacosinos

By	\s\ MICHAEL E. BRAY	President, Chief Operating Officer & Director	3/02/04

Michael E. Bray

By	\s\ GERALD L. BRODSKY	Director	3/02/04

Gerald L. Brodsky

By	\s\ JAMES T. FLYNN	Director	3/02/04

James T. Flynn

By	\s\ KENNETH S. GROSSMAN	Director	3/02/04

Kenneth S. Grossman

By	\s\ DAVID KEHLER	Director	3/02/04

David Kehler

By	\s\ LEEAM LOWIN	Director	3/02/04

Leeam Lowin

By	\s\ JAMES W. O’BRIEN	Director	3/02/04

James W. O’Brien

By	\s\ STEVEN SHULMAN	Director	3/02/04

Steven Shulman

TNP ENTERPRISES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2003

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions to from Provision[1]	Balance at End of Period
Year Ended December 31, 2003
Accumulated Provision Deducted From Assets - Uncollectible Accounts	$2,599	$13,151	$—	$11,260	$4,490

[1]	Deductions from provision represent losses for which the provision was created, net of recoveries of amounts previously written off.

EXHIBIT INDEX

•	Exhibits filed with this report are denoted by “*.”

•	Agreements with Management contracts are denoted by “+”.

•	Certain exhibits are incorporated by reference to the exhibits and prior filings noted in parentheses.

Exhibit No.	Description

3(a)	Amended and Restated Articles of Incorporation (Ex. 3(a)(i), TNP Form 10-Q, quarter ended March 31, 2000).

3(b)	Amended and Restated Bylaws (Ex. 3(a)(ii), TNP Form 10-Q, quarter ended March 31, 2000).

3(c)	Articles of Merger of ST Acquisition Corp. with and into TNP Enterprises, Inc. (Ex.3 (a)(iii) TNP Form 10-Q, quarter ended March 31, 2000).

4(a)	Statement of Resolution Decreasing Series A Preferred Stock, Eliminating Series B Preferred Stock and Establishing Two New Series of Shares, (Series C & D) filed with the Secretary of the State of Texas on May 25, 2000, by the Registrant (Exhibit 4.1, Form S-4, File No. 333-42116, filed July 24, 2000).

4(b)	Form of 14 1/2% Redeemable Preferred Stock of the Registrant. (Exhibit 4.2, Form S-4, File No. 333-42116, filed July 24, 2000).

4(c)	Unit Agreement dated as of May 26, 2000, among TNP Enterprises, Inc., SW Acquisition, L.P. and The Bank of New York, as Unit Agent. (Exhibit 4.5, Form S-4, File No. 333-42116, filed July 24, 2000).

4(d)	Warrant Agreement, dated as of May 26, 2000, between SW Acquisition, L.P. and The Bank of New York, as Warrant Agent (Exhibit 4.6, Form S-4, File No. 333-42116 filed July 24, 2000).

4(e)	Indenture, dated as of April 7, 2000, between ST Acquisition Corp. and The Bank of New York, as Trustee. (Exhibit 4-A, Form 8-K filed April 7, 2000).

4(f)	First Supplemental Indenture dated as of April 7, 2000, between the Registrant and The Bank of New York, as Trustee. (Exhibit 4-B, Form 8-K filed April 7, 2000).

4(g)	Form of 10.25% Senior Subordinated Exchange Note of the Registrant. (Exhibit 4-A, Form 8-K filed April 7, 2000).

*10(a)	Amended and Restated Credit Agreement dated August 28, 2003 among TNP, the Several Lenders from Time to Time Parties Thereto and Canadian Imperial bank of Commerce, as Administrative Agent.

10(c)+	Agreement dated April 7, 2000 between William J. Catacosinos and TNP. (Ex. 10(m), TNP 2000 Form 10-K).

*10(d)+	Agreement dated January 19, 2004 between Michael E. Bray and TNP.

10(e)	Agreement dated March 15, 2001 between Theodore A. Babcock and TNP. (Ex. 10(n), TNP 2002 Form 10-K)

10(f)	Agreement dated March 15, 2001 between Kathleen Marion and TNMP (Ex. 10(o), TNP 2002 Form 10-K).

*14	Code of Ethics.

*21	Subsidiaries of the Registrant.

*31.1	Certification of William J. Catacosinos pursuant to Rule 13a-14(a) /Rule 15d-14(a) of the Securities Exchange Act.

*31.2	Certification of Theodore A. Babcock pursuant to Rule 13a-14(a) /Rule 15d-14(a) of the Securities Exchange Act.

*32.1	Certification of William J. Catacosinos pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of Theodore A. Babcock pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.