Form 10-Q
period 2004-03-31
TNP ENTERPRISES INC
filed 2004-05-05
CIK 741612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

TNP Enterprises, Inc. And Subsidiaries

Quarterly Report on Form 10-Q for the period ended March 31, 2004

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF LOSS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
OPERATING REVENUES	$162,150	$183,721

OPERATING EXPENSES:
Purchased power	79,037	136,969
Other operating and maintenance	47,181	52,062
Depreciation	7,433	7,123
Taxes other than income taxes	6,761	6,770

Total operating expenses	140,412	202,924

OPERATING INCOME (LOSS)	21,738	(19,203)

INTEREST CHARGES, PREFERRED DIVIDENDS,
AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	15,580	12,434
Other interest and amortization of debt-related costs	1,111	1,116
Dividends on preferred stock and other	5,907	—
Other income and deductions, net	(555)	(369)

Total	22,043	13,181

LOSS BEFORE INCOME TAXES	(305)	(32,384)
Income taxes (benefits)	1,942	(12,359)

NET LOSS	(2,247)	(20,025)
Dividends on preferred stock and other	—	5,149

LOSS APPLICABLE TO COMMON STOCK	$(2,247)	$(25,174)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
NET LOSS	$(2,247)	$(20,025)

Cash flow hedges, net of tax:
Gas hedge	2,691	(3,024)
Interest rate hedge, net of reclassification adjustment (Note 4)	108	(645)

Total cash flow hedges	2,799	(3,669)

COMPREHENSIVE INCOME (LOSS)	$552	$(23,694)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$176,062	$163,935
Purchased power costs paid	(95,085)	(96,141)
Natural gas option premiums paid	—	(18,652)
Cash paid for payroll and to other suppliers	(47,529)	(44,580)
Interest paid, net of amounts capitalized	(7,566)	(7,912)
Income taxes refunded	630	2,620
Other taxes paid	(12,948)	(11,526)
Other operating cash receipts and payments, net	357	216

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	13,921	(12,040)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and other investing activities	(9,537)	(9,035)

NET CASH USED IN INVESTING ACTIVITIES	(9,537)	(9,035)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions:
TNMP senior notes	(5,000)	—
TNP senior secured credit facility	(281)	—
TNP term loan	—	(400)
Borrowings from TNMP/First Choice credit facility - net	—	14,000
Financing costs	(399)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,680)	13,600

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,296)	(7,475)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	117,788	16,690

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,492	$9,215

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(2,247)	$(20,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued dividends on preferred stock and other	5,907	—
Depreciation	7,433	7,123
Amortization of debt-related costs and other deferred charges	1,155	1,041
Allowance for funds used during construction	(277)	(220)
Deferred income taxes	2,859	(288)
Investment tax credits	(317)	(159)
Deferred purchased power and fuel costs	34	921
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	23,084	(12,437)
Accounts payable	(19,430)	43,108
Accrued interest	8,106	4,603
Accrued taxes	(5,606)	(14,151)
Changes in other current assets and liabilities	(7,451)	(17,227)
Other, net	671	(4,329)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$13,921	$(12,040)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004 (Unaudited)	December 31, 2003
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$116,492	$117,788
Special deposits	2,524	2,520
Accounts receivable	71,903	94,987
Materials and supplies, at lower of cost or market	1,143	1,082
Deferred purchased power and fuel costs	220	135
Accumulated deferred income taxes	139	139
Gas hedges	9,542	6,237
Other current assets	7,923	2,640

Total current assets	209,886	225,528

UTILITY PLANT:
Electric plant	648,558	642,732
Construction work in progress	15,157	13,666

Total	663,715	656,398
Less accumulated depreciation	101,730	94,974

Net utility plant	561,985	561,424

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	1,273	1,273
Goodwill	270,256	270,256
Recoverable stranded costs	298,651	298,651
Regulatory tax assets	1,906	1,685
Deferred charges	49,572	49,956

Total long-term and other assets	621,658	621,821

	$1,393,529	$1,408,773

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,125	$1,125
Accounts payable	35,424	57,379
Accrued interest	23,385	15,279
Accrued taxes	1,148	6,754
Accrued payroll and benefits	2,935	5,367
Customers’ deposits	6,662	6,342
Other current liabilities	5,694	5,689

Total current liabilities	76,373	97,935

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	40,963	40,844
Accumulated deferred income taxes	141,137	136,882
Accumulated deferred investment tax credits	18,142	18,459
Regulatory liability-accrued cost of removal	38,895	38,218
Deferred credits and other liabilities	52,604	52,283
Long-term debt, less current maturities	804,244	809,439
Redeemable cumulative preferred stock	168,444	162,538

Total long-term and other liabilities	1,264,429	1,258,663

COMMON SHAREHOLDER’S EQUITY
Common shareholder’s equity:
Common stock - no par value per share.
Authorized 1,000,000 shares; issued 100 shares	100,000	100,000
Accumulated deficit	(50,740)	(48,493)
Accumulated other comprehensive income-gas hedge	6,035	3,344
Accumulated other comprehensive loss-other	(2,568)	(2,676)

Total common shareholder’s equity	52,727	52,175

COMMITMENTS AND CONTINGENCIES (Note 8)

	$1,393,529	$1,408,773

The accompanying notes are an integral part of these consolidated financial statements.

TNP Enterprises Inc. and Subsidiaries

Notes to Consolidated Interim Financial Statements

Note 1. Interim Financial Statements

The interim consolidated financial statements of TNP and subsidiaries are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated interim financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP’s 2003 Annual Report on Form 10-K.

Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholder’s equity.

Note 2. Regulatory Matters

Texas

Retail Competition. As reported in TNP’s 2003 Annual Report on Form 10-K, the Texas electricity market has been open to retail competition since January 1, 2002. In accordance with Senate Bill 7, Texas-New Mexico Power Company (TNMP) provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP’s Texas service area. First Choice Power (First Choice), TNMP’s affiliated retail electric provider, performs activities related to the sale of electricity to retail customers in Texas.

First Choice must offer customers that reside in TNMP’s service area, and whose loads are less than 1 megawatt, a regulated price, commonly called the price-to-beat. The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer those customers any other rate before the loss of 40 percent of the energy consumed by its price-to-beat customers, or January 1, 2005, whichever occurs first. In January 2004, the Public Utility Commission of Texas (PUCT) approved a stipulation among TNMP and other parties, which found that First Choice had lost more than 40 percent of the energy consumed by its small commercial price-to-beat customers. As a result of PUCT’s action, First Choice may offer small commercial customers who reside in TNMP’s service area rates other than the price-to-beat. First Choice remains below the 40 percent loss threshold with respect to residential price-to-beat customers. Accordingly, First Choice continues to be prohibited from offering rates other than the price-to-beat to residential customers in TNMP’s service area.

In April 2004, the PUCT adopted several changes to customer protection rules that will be effective June 1, 2004. Of the changes, the rules related to disconnection for non-payment and the required amount of a customer deposit are expected to have the greatest impact on First Choice. The new rule for disconnection for non-payment states that if a customer does not make a payment or payment arrangement until after the final due date specified in the disconnect notice, the retail electric provider is allowed to disconnect the customer. The previous rule only allowed the retail electric provider to terminate service and drop the customer to the retail electric provider that was affiliated with the customer’s transmission and distribution service provider, or to the provider of last resort for non-payment. The new rule for the required amount of deposit states that the deposit shall not exceed the greater of one-fifth of the estimated annual billing or the sum of the next two month’s estimated billings. The previous rule stated that the deposit could not exceed the greater of one-sixth of the estimated annual billing or the sum of the next two month’s estimated billings.

Special Purpose Entity. On March 16, 2004, the PUCT issued its final order in Docket No. 29081, approving First Choice’s request to establish a bankruptcy remote Special Purpose Entity (SPE). The final order in this docket allowed the transfer of First Choice’s existing Retail Electric Provider certificate to the SPE and authorized the transfer of certain First Choice customers to the SPE. First Choice will make a filing with the PUCT in the second quarter of 2004 showing that it has complied with the terms of the final order. First Choice expects to establish the SPE on June 1, 2004, at which time the SPE will hold all customer contracts and wholesale power and gas contracts previously held by First Choice, with the exception of certain financial instruments held for hedging purposes.

2004 True-Up Proceeding. On January 22, 2004, TNMP filed its true-up proceeding with the PUCT. The PUCT assigned Docket No. 29206 to the true-up proceeding. The purpose of the true-up proceeding is to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The proceeding examined a number of issues, including the sale of TNP One that occurred in October 2002, the final fuel reconciliation and the clawback.

Based on TNMP’s true-up filing, the fair value of TNP One, less cost to sell, was approximately $117.6 million. The book value of TNP One as of December 31, 2001, was approximately $425.1 million.

In January 2004, the PUCT issued an order that disallowed $15.7 million of fuel and energy-related purchased power costs that TNMP incurred in 2000 and 2001. TNMP recorded the $10.1 million after-tax effect of the disallowance, and associated interest, in the fourth quarter of 2003. As a result of the PUCT decision, TNMP has an over-recovered balance of fuel and energy-related purchased power costs of $41.0 million as of March 31, 2004. The balance of fuel and energy-related purchased power costs resulting from the final fuel reconciliation is included in the true-up proceeding. TNMP’s over-recovered balance will reduce the amount of stranded costs TNMP would be entitled to recover from its transmission and distribution customers.

Senate Bill 7 includes a provision, commonly known as the clawback, that would require First Choice to credit TNMP the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. TNMP would then pass the credit received from First Choice to its transmission and distribution customers. The PUCT will confirm the amount of the clawback in the true-up proceeding. As indicated in the true-up filing, First Choice estimates that its clawback liability is $15.9 million.

In April 2004, the State Office of Administrative Hearings conducted hearings regarding the true-up proceeding. The schedule established for the true-up proceeding calls for a final order to be issued near the end of the second quarter of 2004. Following the true-up, the PUCT is required to conduct proceedings that will adjust TNMP’s rates to reflect the results of the true-up. However, TNMP is unable to predict the timing of this proceeding. In addition, the PUCT has the authority to reduce the price-to-beat fuel factor following the true-up proceeding, if conditions warrant.

Action taken by the PUCT in the true-up proceeding could affect the ultimate recovery of the amounts requested as recoverable stranded costs. PUCT action that limits the recovery of requested stranded costs could have a material impact on TNP’s and TNMP’s financial position and cash flows.

Cities Rate Review. During the fourth quarter of 2003, several Texas cities passed resolutions requiring TNMP to file certain financial information with the cities so that the cities may determine whether TNMP’s transmission and distribution rates are reasonable. TNMP filed information in response to the resolutions in November 2003 and has responded to additional requests for information from the cities. TNMP cannot predict what action the cities may take, or what effects any such action may have on its financial position, cash flows, or results of operation at this time.

Transmission Cost Recovery Factor. Due to changes in wholesale transmission rates, TNMP requested an update to its transmission cost recovery factor (TCRF). The TCRF is a non-bypassable transmission service charge paid by retail electric providers. On March 1, 2004, the PUCT approved a TCRF update in Docket No. 29295. TNMP estimates that this TCRF update will increase annual transmission revenue by $0.5 million.

New Mexico

Affiliated Guarantee. In October 2003, the New Mexico Public Regulation Commission (NMPRC) granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. TNMP expects that its authority to guarantee the power supply obligations of First Choice will terminate on June 1, 2004, when First Choice expects to have established a bankruptcy remote SPE under authorization granted by the PUCT in Docket No. 29081. The SPE will be established in connection with First Choice’s power supply agreement with Constellation.

Note 3. Accounting Developments

Employers’ Disclosures about Pensions and Other Postretirement Benefits

TNP has applied the revised disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits”. The revisions to SFAS 132 were issued in December 2003, and require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosures that are required by SFAS 132 are included in Note 5.

Financial Instruments with Characteristics of both Liabilities and Equity

TNP and TNMP adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), on December 31, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset. As a result of the adoption of SFAS 150, TNP reclassified the balance of its redeemable cumulative preferred stock at December 31, 2003, as a liability. For the three months ended March 31, 2004, TNP classified dividends on preferred stock as interest expense. SFAS 150 does not permit the restatement of prior year expenses or balances of reclassified financial instruments. Accordingly, the dividends upon TNP’s redeemable preferred stock for periods prior to adoption have not been reclassified.

Accounting for Asset Retirement Obligations

TNP and TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. As a result of the adoption of SFAS 143, TNP and TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. Accordingly, TNMP has reclassified the estimated utility plant removal costs, which were $38.9 million and $38.2 million as of March 31, 2004 and December 31, 2003, respectively, from accumulated depreciation to a regulatory liability included in long-term and other liabilities on the balance sheet.

Note 4. Derivative Instruments, Hedging Activities, and Other Comprehensive Income

Normal Purchases and Sales. In the normal course of business, TNMP and First Choice enter into commodity contracts, which include “swing” components for additional purchases or sales of electricity, in order to meet customer requirements. The Financial Accounting Standards Board (FASB) has defined criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception provided by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 149, “Amendments of Statement 133 on Derivative Instruments and Hedging Activities.” Based on the FASB’s guidance, the management of TNMP and First Choice has determined that their respective contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP and First Choice do not account for their respective electricity contracts as derivatives.

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

TNP Interest Rate Swaps. In October 2002, TNP executed a $70 million interest rate swap transaction designed to manage interest rate risk associated with the Senior Credit Facility. The swap will terminate in October 2004. Under the terms of the swap, TNP pays a fixed rate of approximately 2.5 percent and receives variable rates that are currently set at approximately 1.2 percent. As of March 31, 2004, the variable interest rate on the Senior Credit Facility was approximately 7.1 percent, including the effects of the swap.

The fair value of TNP’s swap as of March 31, 2004, was a liability of $0.7 million, which is recorded on its balance sheet in deferred credits and other liabilities.

The interest rate swap was designated as a cash flow hedge. The swap is highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three months ended March 31, 2004 and 2003, TNP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swap in other comprehensive income as shown in the following table.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(271)	$103	$(168)	$(528)	$201	$(327)
Reclassification adjustments	238	(91)	147	178	(68)	110

Other comprehensive income (loss)	$(33)	$12	$(21)	$(350)	$133	$(217)

Over the next twelve months TNP anticipates that $0.4 million of unrealized after-tax losses will be reclassified from other comprehensive income to interest expense. The estimated amounts to be reclassified represent the earnings volatility that is avoided by using the interest rate swaps.

TNMP Interest Rate Hedges. In October 2002, TNMP executed two $75 million interest rate swap transactions designed to manage interest rate risk associated with the expired TNMP/First Choice Credit Facility. TNMP terminated the swaps in June 2003 in connection with the issuance of its $250 million of 6.125 percent Senior Notes due in 2008.

In May 2003, TNMP executed a $250 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of its $250 million of 6.125 percent Senior Notes due in 2008. The rate lock effectively fixed the five-year Treasury yield upon which the yield of the Senior Notes was based at approximately 2.6 percent. TNMP paid $4.2 million upon the issuance of the Senior Notes in June 2003 to settle the rate lock. The cost of the rate lock was recorded in accumulated other comprehensive income and will be amortized to interest expense over the life of the Senior Notes.

The interest rate swaps and the Treasury rate lock were designated as cash flow hedges. The instruments were highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three months ended March 31, 2004 and 2003, TNMP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swaps and Treasury rate lock in other comprehensive income as shown in the following table.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$—	$—	$—	$(1,067)	$407	$(660)
Reclassification adjustments	208	(79)	129	374	(142)	232

Other comprehensive income (loss)	$208	$(79)	$129	$(693)	$265	$(428)

TNMP displays cash flows from interest rate hedging transactions in the cash flow statement as cash flow from operations, in accordance with the provisions of SFAS No. 104, “Statement of Cash Flows-Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.”

Natural Gas Hedges. During 2003, First Choice purchased natural gas call options to mitigate commodity price risk associated with firm commitments to customers. As of December 31, 2003, all natural gas options purchased during 2003 had been liquidated due to the purchase of natural gas swaps, as discussed below.

The options were designated as cash flow hedges. The options were highly effective in offsetting future cash flow volatility caused by increases in natural gas prices. For the three months ended March 31, 2003, First Choice’s purchased power expense included pre-tax gains of $0.7 million ($0.4 million after tax) related to the exercise of natural gas call options.

Beginning in the third quarter of 2003, First Choice took advantage of favorable conditions in the natural gas market to enter into natural gas swaps, fixing the price of a portion of its power supply. The fair value of the natural gas swaps as of March 31, 2004, was an asset of $9.5 million, which is recorded on TNP’s balance sheet as a current asset. For the three months ended March 31, 2004, First Choice’s purchased power expense includes pre-tax gains of $2.1 million ($1.3 million after tax) related to the settlement of natural gas swaps.

In addition, First Choice recorded unrealized gains (losses), net of reclassification adjustments, associated with its natural gas hedges in other comprehensive income as shown in the following table.

	Three Months Ended March 31, 2004			Three Months Ended March 31, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$5,500	$(2,096)	$3,404	$(4,914)	$1,872	$(3,042)
Reclassification adjustments	(1,152)	439	(713)	29	(11)	18

Other comprehensive income (loss)	$4,348	$(1,657)	$2,691	$(4,885)	$1,861	$(3,024)

Over the next twelve months, First Choice estimates that a minimal amount of unrealized after-tax costs related to natural gas call options will be reclassified through other comprehensive income to purchased power expense. First Choice also estimates that $6.1 million of unrealized after-tax gains related to natural gas swaps will be reclassified through other comprehensive income to purchased power expense.

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

The components of net periodic benefit cost of TNP’s employee benefit plans for the three months ended March 31, 2004 and 2003 are shown in the following table (amounts in thousands).

	Pension Benefits Three Months Ended March 31,		Postretirement Benefits Three Months Ended March 31,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$554	$1,123	$106	$97
Interest cost	1,231	2,753	162	170
Expected return on plan assets	(1,532)	(3,691)	(89)	(83)
Settlements	—	93	—	—
Amortization of prior service cost	5	10	—	—
Recognized actuarial (gain) loss	548	891	51	54

Net periodic benefit cost	$806	$1,179	$230	$238

TNP reported expected 2004 contributions of $0.3 million to the pension plan and $1.0 million to the postretirement benefits plan in its 2003 Annual Report on Form 10-K. TNP does not expect that its 2004 contributions will vary significantly from the previously disclosed amounts.

Note 6. Related Party Transactions

In accordance with the SW Acquisition limited partnership agreement, TNP and Laurel Hill Capital Partners (Laurel Hill) are parties to a Management Services Agreement under which Laurel Hill provides certain management and financial advisory services to TNP. For each of the three-month periods ended March 31, 2004 and 2003, TNP paid Laurel Hill $0.3 million under the agreement.

TNP incurred fees of $0.3 million for the three months ended March 31, 2004, for advisory services by the original limited partners of SW Acquisition, pursuant to provisions of the SW Acquisition limited partnership agreement.

Note 7. Segment and Related Information

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

	Three Months Ended March 31, 2004
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data
Revenue from external customers	$41,138	$121,012	$—	$162,150
Intercompany revenue	20,516	—	(20,516)	—
Purchased power	(17,446)	(61,591)	—	(79,037)
Other direct costs	(5,589)	(37,500)	20,085	(23,004)
Depreciation expense	(7,349)	(82)	(2)	(7,433)
Other operating expenses	(17,562)	(11,941)	(1,435)	(30,938)

Operating income (loss)	13,708	9,898	(1,868)	21,738
Other income and deductions, net	474	43	38	555
Interest charges	(7,100)	(75)	(15,423)	(22,598)

Income (loss) before taxes	7,082	9,866	(17,253)	(305)
Income taxes	(2,338)	(3,517)	3,913	(1,942)

Net income (loss)	$4,744	$6,349	$(13,340)	$(2,247)

Cash Flow Data
Cash received from customers	$58,167	$141,201	$(23,306)	$176,062
Purchased power costs paid	(17,477)	(77,608)	—	(95,085)
Cash paid for payroll and to other suppliers	(14,783)	(10,136)	(1,959)	(26,878)
Transmission and distribution charges	—	(43,538)	22,887	(20,651)
Interest and other taxes paid	(16,866)	(1,532)	(2,116)	(20,514)
Intercompany dividends, income taxes refunded (paid), and other	908	42	37	987

Net cash provided by (used in) operations	9,949	8,429	(4,457)	13,921

Net cash used in investing activities, primarily additions to utility plant	(9,363)	(174)	—	(9,537)

Borrowings from (repayments of) credit facilities	—	—	(281)	(281)
Redemption of senior notes	(5,000)	—	—	(5,000)
Intercompany borrowing	—	—	—	—
Other	(295)	—	(104)	(399)

Net cash provided by (used in) financing activities	$(5,295)	$—	$(385)	$(5,680)

Balance Sheet Data as of March 31, 2004
Cash and cash equivalents	$52,198	$53,299	$10,995	$116,492
Accounts receivable	28,066	52,530	(8,693)	71,903
Other current assets	4,826	16,501	164	21,491
Net utility plant	559,088	2,880	17	561,985
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,651	—	—	298,651
Other property, regulatory tax assets and deferred charges	30,667	3,819	18,265	52,751

Total assets	$973,496	$129,029	$291,004	$1,393,529

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	7,971	35,722	(8,269)	35,424
Other current liabilities	25,892	9,940	3,992	39,824
Deferred purchased power and fuel costs	40,963	—	—	40,963
Accumulated deferred income taxes and investment tax credits	173,086	—	(13,807)	159,279
Deferred credits	23,124	15,926	13,554	52,604
Regulatory liability-accrued cost of removal	38,895	—	—	38,895
Long-term debt, less current maturities	418,713	—	385,531	804,244
Redeemable cumulative preferred stock	—	—	168,444	168,444
Common shareholder’s equity	244,852	67,441	(259,566)	52,727

Total liabilities and shareholder’s equity	$973,496	$129,029	$291,004	$1,393,529

	Three Months Ended March 31, 2003
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data
Revenue from external customers	$35,809	$147,912	$—	$183,721
Intercompany revenue	25,556	—	(25,556)	—
Purchased power	(17,036)	(120,010)	77	(136,969)
Other direct costs	(5,144)	(48,005)	25,159	(27,990)
Depreciation expense	(7,055)	(67)	(1)	(7,123)
Other operating expenses	(16,602)	(12,777)	(1,463)	(30,842)

Operating income (loss)	15,528	(32,947)	(1,784)	(19,203)
Other income and deductions, net	339	112	(82)	369
Interest charges	(4,965)	(304)	(8,281)	(13,550)

Income (loss) before taxes	10,902	(33,139)	(10,147)	(32,384)
Income taxes	(3,854)	12,602	3,611	12,359

Net income (loss)	$7,048	$(20,537)	$(6,536)	$(20,025)

Cash Flow Data
Cash received from customers	$50,049	$133,919	$(20,033)	$163,935
Purchased power costs paid	(14,188)	(82,194)	241	(96,141)
Natural gas option premiums paid	—	(18,652)	—	(18,652)
Cash paid for payroll and to other suppliers	(14,391)	(12,715)	(2,372)	(29,478)
Transmission and distribution charges	—	(34,745)	19,643	(15,102)
Interest and other taxes paid	(17,126)	(1,502)	(810)	(19,438)
Intercompany dividends, income taxes refunded (paid), and other	1,100	1,516	220	2,836

Net cash provided by (used in) operations	5,444	(14,373)	(3,111)	(12,040)

Net cash used in investing activities, primarily additions to utility plant	(8,884)	(151)	—	(9,035)

Borrowings from (repayments of) credit facilities	14,000	—	(400)	13,600
Redemption of senior notes	—	—	—	—
Intercompany borrowing	(10,757)	10,757	—	—
Other	73	(73)	—	—

Net cash provided by (used in) financing activities	$3,316	$10,684	$(400)	$13,600

Balance Sheet Data as of March 31, 2003
Cash and cash equivalents	$158	$1,373	$7,684	$9,215
Accounts receivable	39,684	89,268	(22,131)	106,821
Other current assets	2,388	18,064	(3,705)	16,747
Net utility plant	541,769	2,841	23	544,633
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,748	—	—	298,748
Other property, regulatory tax assets and deferred charges	21,988	523	25,120	47,631

Total assets	$904,735	$112,069	$277,247	$1,294,051

Current maturities of long-term debt	$185,000	$—	$1,600	$186,600
Accounts payable	11,210	95,243	(21,358)	85,095
Other current liabilities	41,352	905	(10,471)	31,786
Deferred purchased power and fuel costs	23,770	—	—	23,770
Accumulated deferred income taxes and investment tax credits	167,905	(6,577)	(10,058)	151,270
Regulatory liability - accrued cost of removal	35,811	—	—	35,811
Deferred credits	25,957	12,725	15,380	54,062
Long-term debt, less current maturities	174,516	—	344,300	518,816
Redeemable cumulative preferred stock	—	—	145,601	145,601
Common shareholder’s equity	239,214	9,773	(187,747)	61,240

Total liabilities and shareholder’s equity	$904,735	$112,069	$277,247	$1,294,051

As of March 31, 2004, TNP has assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

Note 8. Commitments and Contingencies

Energy Supply

Constellation Agreement. As reported in the 2003 Annual Report on Form 10-K, First Choice and Constellation executed a new power supply agreement in October 2003 under which Constellation will supply First Choice the majority of its power requirements through the end of 2006. The new agreement included provisions that provided First Choice with sufficient credit for its Texas operations. As a result, First Choice has secured supply to serve all of its forecasted commitments to existing competitive customers for 2004 at fixed prices. In addition, First Choice has secured supply to serve all of its forecasted commitments to price-to-beat customers through September 2004 at fixed prices.

First Choice has implemented the new agreement with Constellation in three phases. Phase one began and ended in 2003. Phase two of the agreement began in December 2003 and is expected to end on June 1, 2004. On that date, First Choice expects to establish a bankruptcy remote SPE and transfer all of First Choice’s customers and receivables into the SPE, which will operate as a retail electric provider, as discussed in Note 2, and phase three will begin. First Choice took this action to comply with the PUCT order issued on March 16, 2004 that authorized the transfer of certain customers to the SPE.

The SPE will hold all customer contracts and wholesale power and gas contracts previously held by First Choice, with the exception of certain financial instruments held for hedging purposes. Constellation will receive a lien against billed and unbilled receivables and variable amounts of cash of the SPE to cover settlement exposure and mark-to-market exposure rather than requiring First Choice to post alternate collateral for purchased power supply. However, if a dramatic change in electricity or gas forward prices creates an increase in Constellation’s credit exposure to First Choice beyond a limit based on cash and accounts receivable, First Choice will be constrained in its ability to sign up additional customers until that imbalance is corrected. Constellation will also have a lien against the customer contracts and equity of the SPE. The lien will provide the SPE with enough credit to purchase power without the need to deposit cash collateral with Constellation and will release TNMP from its $25 million guarantee of certain power supply obligations of First Choice upon establishment of the SPE.

Phase three will continue until the expiration of the agreement on December 31, 2006. First Choice may terminate the agreement upon ninety days prior notice to Constellation, for any reason. In the event of termination, the security interest in SPE’s accounts receivable granted to Constellation would remain in effect until the SPE’s obligations are paid in full, and until the power supply agreements with Constellation are terminated. Alternatively the SPE can provide Constellation with alternate collateral. Provisions of the power supply agreements that by their terms survive termination would expire on their original expiration dates.

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

Customer Retention and Acquisition. At March 31, 2004, First Choice served approximately 173,000 customers at price-to-beat rates and approximately 59,000 customers at competitive rates. At March 31, 2003, First Choice served approximately 186,000 and 55,000 price-to-beat and competitive customers, respectively. In response to the factors discussed in Bad Debt and Delinquency, below, First Choice is not actively pursuing mass market customers. Mass market customers who choose First Choice as their retail electric provider are required to make a deposit before First Choice begins service.

Bad Debt and Delinquency. Under current PUCT rules, First Choice has the right to disconnect customers that reside in TNMP’s transmission and distribution service territory for nonpayment. However, First Choice is prohibited from disconnecting customers who reside outside TNMP’s transmission and distribution service territory for nonpayment, but may transfer such a customer to the affiliated retail electric provider of the transmission and distribution service provider that serves the transferred customer.

The current structure described above limits First Choice’s collection activities, and affects both bad debt expense and the level of delinquent accounts receivable. Bad debt expense as a percentage of operating revenues for First Choice was approximately 2.1 percent at March 31, 2004, compared with 1.4 percent at March 31, 2003. On average, delinquent accounts receivable were approximately 9.0 percent of monthly operating revenue for the three months ended March 31, 2004, compared with a 7.4 percent delinquency rate for the three months ended March 31, 2003.

As discussed in Note 2, the PUCT is implementing changes to the current customer protection rules. As a result, First Choice will have the right to disconnect customers that reside both inside and outside TNMP’s transmission and distribution service territory for nonpayment starting on June 1, 2004. First Choice expects that both its bad debt and delinquency rates will decrease due to the implementation of these new customer protection rules.

First Choice Energy Supply

Strategy for mitigating fluctuation in costs of energy supply. First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. In addition, First Choice can use its ability to change the price-to-beat fuel factor to mitigate fluctuations in the cost of its price-to-beat energy supply and use various financial instruments to hedge against the risk of adverse changes in natural gas prices.

Phase Three of Constellation Power Supply Agreement. As reported in the 2003 Annual Report on Form 10-K, First Choice and Constellation executed a new power supply agreement in October 2003 under which Constellation will supply First Choice the majority of its power requirements through the end of 2006. The new agreement included provisions that provided First Choice with sufficient credit for its Texas operations. As a result, First Choice has secured supply to serve all of its forecasted commitments to existing competitive customers for 2004 at fixed prices. In addition, First Choice has secured supply to serve all of its forecasted commitments to price-to-beat customers through September 2004 at fixed prices.

First Choice has implemented the new agreement with Constellation in three phases. Phase one began and ended in 2003. Phase two of the agreement began in December 2003 and is expected to end on June 1, 2004. On that date, First Choice expects to establish a bankruptcy remote SPE and transfer all of First Choice’s customers and receivables into the SPE, which will operate as a retail electric provider, as discussed in Note 2, and phase three will begin. First Choice took this action to comply with the PUCT order issued on March 16, 2004 that authorized the transfer of certain customers to the SPE.

The SPE will hold all customer contracts and wholesale power and gas contracts previously held by First Choice, with the exception of certain financial instruments held for hedging purposes. Constellation will receive a lien against billed and unbilled receivables and variable amounts of cash of the SPE to cover settlement exposure and mark-to-market exposure rather than requiring First Choice to post alternate collateral for purchased power supply. However, if a dramatic change in electricity or gas forward prices creates an increase in Constellation’s credit exposure to First Choice beyond a limit based on cash and accounts receivable, First Choice will be constrained in its ability to sign up additional customers until that imbalance is corrected. Constellation will also have a lien against the customer contracts and equity of the SPE. The lien will provide the SPE with enough credit to purchase power without the need to deposit cash collateral with Constellation and will release TNMP from its $25 million guarantee of certain power supply obligations of First Choice upon establishment of the SPE.

Load Forecasting. First Choice’s load fluctuates continuously due to among other things, customer additions and losses, changes in customers’ usage, severe or unexpected weather and timing of customer switching. First Choice continually monitors and revises its load forecast to account for changing customer loads (both price-to-beat and competitive). First Choice develops short-term load forecasts to identify short-term load surpluses and shortages, and to insure that hedges are in place to cover expected sales. To the extent these short-term load forecasts identify shortages, First Choice covers shortages through short-term power purchases. First Choice may cover off-peak shortages through purchases on the Electric Reliability Council of Texas (ERCOT) balancing market where off-peak prices are generally lower than can be contracted through short-term purchases.

The restructured power supply agreement with Constellation resulted in Constellation assuming the risks related to changes in expected customers’ usage and weather-related risks. First Choice retained the risks associated with customer attrition.

TNMP

TNMP provides transmission and distribution services within TNMP’s Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service. As of March 31, 2004, 34 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provided electric service to customers that accounted for approximately 45 percent of the energy delivered by TNMP for the quarter ended March 31, 2004. TNMP’s next largest customer was a non-affiliated retail electric provider that served customers that accounted for approximately 25 percent of the energy delivered by TNMP during the quarter ended March 31, 2004.

Critical Accounting Policies

TNP is required to use estimates in order to prepare the consolidated interim financial statements in accordance with generally accepted accounting principles. Those estimates include accruals for estimated revenues for electricity delivered from the latest billing date to the end of the accounting period and estimated purchased power expenses incurred but not billed at the end of the accounting period. The use of these estimates is customary in the electric utility industry. Estimated revenues and purchased power expenses are adjusted to the actual amounts billed or incurred in the following month.

In addition, purchased power expenses are subject to adjustment due to revisions that ERCOT may make to the metered load of First Choice during ERCOT’s settlement process. First Choice has recorded an estimate of ERCOT’s resettlement adjustment for the year ended December 31, 2003. Upon receipt of the final ERCOT true-up adjustment, First Choice will adjust the currently recorded estimate. The amount of this adjustment could be significant to the results of operations of First Choice.

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

Goodwill and Intangible Assets. TNP has goodwill related to the Merger that had a carrying value of $270.3 million as of March 31, 2004. As discussed in Note 7, TNP has apportioned the carrying value of the goodwill between its Regulated Transmission and Distribution segment and First Choice. As of March 31, 2004, TNP had assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires TNP to test goodwill for impairment at least annually and more frequently when indicators of impairment exist. TNP performed its annual goodwill impairment test as of December 31, 2003, and concluded that the fair value of the goodwill related to the Merger exceeded its carrying value.

To determine the fair value of the goodwill, TNP estimated the fair value of the Regulated Transmission and Distribution and First Choice segments. TNP’s estimate was based on the present value of the projected cash flows of each segment. Projected cash flows for the segments were derived from TNP’s five-year financial forecast.

The five-year forecast is subject to a number of estimates, including projections of customer growth and margins at First Choice and the effects of regulation on both First Choice and TNMP. To the extent the assumptions are not achieved, or cannot be sustained, future assumptions may require modification, and such modifications would affect the estimates of expected cash flows contained in TNP’s annual goodwill impairment test. Accordingly, TNP’s conclusion regarding the fair value of goodwill would be affected by changes in the five-year financial forecast.

Accounting for Derivatives – Normal Purchases and Sales. In the normal course of business, TNMP and First Choice enter into commodity contracts, which include “swing” components for additional purchases or sales of electricity, in order to meet customer requirements. In most circumstances, such contracts would be defined as derivatives under SFAS 133. However, the FASB has defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133, as amended by SFAS 149. Based on the FASB’s guidance, the management of TNMP and First Choice has determined that their respective contracts for electricity qualify for the normal purchases and sales exception. Accordingly, TNMP and First Choice do not account for their respective electricity contracts as derivatives.

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

Overall Results

TNP had a loss applicable to common stock of $2.2 million for the quarter ended March 31, 2004, compared with a loss applicable to common stock of $25.2 million for the quarter ended March 31, 2003. The changes in TNP’s earnings for the quarter ended March 31, 2004 are attributable to the factors listed below (in millions):

Earnings Increase(Decrease)
Three Months Ended March 31, 2004 v. 2003
Change in First Choice net income (loss)	$26.9
Change in TNMP net income	(2.3)
TNP Preferred stock dividends	(0.7)
All other and intercompany eliminations	(0.9)

TNP consolidated earnings	$23.0

First Choice Results

First Choice had net income of $6.4 million for the quarter ended March 31, 2004, compared with a net loss of $20.5 million for the quarter ended March 31, 2003. The changes in First Choice’s earnings for the quarter ended March 31, 2004 are attributable to the factors listed below (in millions):

Earnings Increase(Decrease)
Three Months Ended March 31, 2004 v. 2003
Changes in gross profit	$42.0
Other operating and maintenance	0.7
All other (including income tax effects on the items above)	(15.8)

Change in First Choice net income (loss)	$26.9

First Choice Gross Profit

The following table summarizes the components of First Choice gross profit (in thousands).

	Three Months Ended March 31,
	2004	2003	Increase (Decrease)
Operating revenues	$121,012	$147,912	$(26,900)
Transmission and distribution costs	37,500	48,005	(10,505)

Operating revenues, net of transmission and distribution costs	83,512	99,907	(16,395)

Purchased power	61,591	120,010	(58,419)

Gross profit	$21,921	$(20,103)	$42,024

Transmission and distribution costs are included in the “Other operating and maintenance” line of TNP’s consolidated income statement. The following table summarizes the components of the change in First Choice’s gross profit for the three months ended March 31, 2004, compared with the same period in 2003 (in thousands).

Increase (Decrease)
Three Months Ended March 31, 2004 v. 2003
Price variances
Changes in price-to-beat rates, primarily fuel factor increases	$2,390
Changes in competitive rates	5,521
Decreased purchased power expenses attributable to lower prices	16,166
Quantity variances
Decreased sales to competitive customers, net of transmission and distribution charges	(12,256)
Decreased purchased power expenses attributable to lower sales to competitive customers	19,285
Decreased sales to price-to-beat customers, net of transmission and distribution charges	(11,888)
Decreased purchased power expenses attributable to lower sales to price-to-beat customers	12,890
Prior period adjustments to purchased power expense	10,078
All other	(162)

Gross profit	$42,024

Gross profit for the three months ended March 31, 2004, increased $42.0 million compared with the corresponding 2003 period. The increase in the quarter resulted from lower purchased power expenses and was partially offset by decreased revenues from competitive and price-to-beat customers.

Revenues from price-to-beat customers for the first quarter, net of transmission and distribution charges, decreased $9.5 million compared to the same period in 2003. The decrease was caused by milder weather conditions in the first quarter of 2004 compared to the first quarter of 2003 and a decrease in the number of price-to-beat customers, partially offset by increases in the price-to-beat fuel factor that were implemented during 2003.

Revenues from competitive customers, net of transmission and distribution charges, decreased $6.7 million for the quarter ended March 31, 2004, compared with the quarter ended March 31, 2003. Decreased sales resulting from milder weather in the first quarter of 2004 compared to the first quarter of 2003 and the departure of unprofitable customers were primarily responsible for the decrease in revenue. The decrease in revenue was partially offset by increases in rates of $5.5 million. Beginning in 2003, First Choice charged competitive customers higher rates to offset increasing natural gas prices.

Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service. The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. During the three months ended March 31, 2004, First Choice billed its customers and incurred transmission and distribution costs related to sales to price-to-beat and competitive customers of $37.5 million, compared with $48.0 million for the three months ended March 31, 2003. As noted above, the decreases reflect a decrease in the number of price-to-beat and competitive customers along with lower weather-related sales in the first three months of 2004 compared to the first three months of 2003.

Purchased power expenses decreased $58.4 million for the three months ended March 31, 2004 compared with the amount incurred in the same period in 2003. Lower prices accounted for $16.2 million of the decrease. Natural gas prices began to rise late in 2002 and spiked in March 2003. First Choice responded to the increases by purchasing natural gas options to mitigate the risk of increasing natural gas prices. Since that time, First Choice has restructured its purchase power agreement with Constellation. The new agreement included provisions that provided First Choice with sufficient credit for its Texas operations, giving First Choice the ability to purchase natural gas at fixed prices, thereby locking in the cost of its energy supply. An additional $32.2 million of the decrease resulted from a decrease in sales during the first quarter of 2004 compared with the first quarter of 2003 as discussed above. Purchased power was also reduced by $10.1 million attributable to adjustments to purchased power expense recorded in prior periods. In the first quarter of 2004, First Choice recorded a $5.0 million reduction in purchased power expenses related to its estimate of ERCOT’s resettlement adjustment for the year ended December 31, 2003. Purchased power expenses in the first quarter of 2003 included additional expenses associated with a true-up of fourth quarter 2002 purchased power costs of $5.1 million.

Other Operating and Maintenance

Other operating and maintenance expenses for the first quarter of 2004 decreased $0.7 million compared with the same period in 2003. The decrease resulted primarily from lower marketing expenses.

TNMP Results

TNMP had income applicable to common stock of $4.7 million for the quarter ended March 31, 2004, compared with income applicable to common stock of $7.0 million for the quarter ended March 31, 2003. The changes in TNMP’s earnings for the quarter ended March 31, 2004 are attributable to the factors listed below (in millions):

Earnings Increase(Decrease)
Three Months Ended March 31, 2004 v. 2003
Changes in gross profit	$(0.6)
Other operating and maintenance	(0.7)
Interest charges	(2.1)
All other (including income tax effects on the items above)	1.1

TNMP consolidated earnings	$(2.3)

TNMP Gross Profit

The following table summarizes the components of TNMP gross profit (in thousands).

	Three Months Ended March 31, 2004
	2004	2003	Increase (Decrease)
Operating revenues	$61,654	$61,365	$289
Purchased power	17,446	16,959	487
Transmission expense	5,589	5,144	445

Gross profit	$38,619	$39,262	$(643)

Transmission expense is included in the “Other operating and maintenance” line of TNP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the three months ended March 31, 2004, compared with the same period in 2003 (in thousands).

Increase/(Decrease)
Three Months Ended March 31, 2004 v. 2003
Weather related	$(1,924)
Electric service revenues	1,184
Customer growth	607
All other	(510)

Gross profit	$(643)

Gross profit for the three months ended March 31, 2004, decreased $0.6 million, or 1.6 percent compared with the corresponding 2003 period. The overall decrease is driven by a $1.9 million decrease in revenue due to lower sales resulting from milder weather. Partially offsetting these reductions were increases in revenues of $1.2 million due to the timing of billings for electric property rent, and $0.6 million associated with growth in customers.

Purchased power expenses increased by $0.5 million for the three months ended March 31, 2004 compared with the amount incurred in the same period in 2003. The increase did not affect gross profit because all of TNMP’s purchased power expense is incurred in New Mexico, where TNMP recovers all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC.

Operating Expenses

For the three months ended March 31, 2004, TNMP incurred operating expenses of $47.9 million, an increase of $2.1 million from the amount incurred during the corresponding period of 2003. Operating expenses include purchased power and transmission expense. Those expenses increased $0.9 million for the three months ended March 31, 2004, compared with the same period in 2003.

The details in the changes of purchased power and transmission expense are discussed above in “Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses for the first quarter of 2004 increased $0.7 million compared with the same period in 2003. The increase is due to legal expenses incurred in connection with the true-up proceeding discussed in Note 2 and higher tree trimming expenses.

Interest Expenses

Interest expenses increased $2.1 million for the three months ended March 31, 2004, compared to the same period in 2003. The increase reflects interest on TNMP’s issuance of $250 million of 6.125 percent Senior Notes in June 2003.

Financial Condition

TNP Liquidity

TNP’s main sources of liquidity, and its ability to service its debt, depend primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement.

For the three months ended March 31, 2004, TNP’s cash flow from operations was $26.0 million higher than in the three months ended March 31, 2003. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase(Decrease)
Three Months Ended March 31, 2004 v. 2003
Cash paid in 2003 for natural gas options	$18.6
Increased cash flow from sales, net of purchased power payments	13.2
Increased cash paid to suppliers	(2.9)
Income taxes refunded	(2.0)
All other	(0.9)

TNP consolidated cash flow from operations	$26.0

In the first half of 2003, First Choice purchased natural gas options as part of a strategy to mitigate the risk of increasing natural gas prices. The purchases of natural gas options ended in the second half of 2003. Cash flow from sales net of purchased power payments increased due to increases in the price-to-beat fuel factor along with lower natural gas prices. The increased payments to suppliers are primarily attributable to increased transmission and distribution charges. Income tax refunds decreased due to amounts received from prior year amended returns.

Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and cash on hand should be sufficient to meet TNP’s working capital requirements at least through the end of 2005.

First Choice Liquidity

First Choice Liquidity. As reported in 2003 Annual Report on Form 10-K, First Choice and Constellation executed a new power supply agreement in October 2003 under which Constellation will supply First Choice the majority of its power requirements through the end of 2006.

First Choice has implemented the new agreement with Constellation in three phases. Phase one began and ended in 2003. Phase two of the agreement began in December 2003 and is expected to end on June 1, 2004. On that date, First Choice expects to establish a bankruptcy remote SPE and transfer all of First Choice’s customers and receivables into the SPE, which will operate as a retail electric provider, as discussed in Note 2, and phase three will begin. First Choice took this action to comply with the PUCT order issued on March 16, 2004 that authorized the transfer of certain customers to the SPE.

The SPE will hold all customer contracts and wholesale power and gas contracts previously held by First Choice, with the exception of certain financial instruments held for hedging purposes. Constellation will receive a lien against billed and unbilled receivables and variable amounts of cash of the SPE to cover settlement exposure and mark-to-market exposure rather than requiring First Choice to post alternate collateral for purchased power supply. However, if a dramatic change in electricity or gas forward prices creates an increase in Constellation’s credit exposure to First Choice beyond a limit based on cash and accounts receivable, First Choice will be constrained in its ability to sign up additional customers until that imbalance is corrected. Constellation will also have a lien against the customer contracts and equity of the SPE. The lien will provide the SPE with enough credit to purchase power without the need to deposit cash collateral with Constellation and will release TNMP from its $25 million guarantee of certain power supply obligations of First Choice upon establishment of the SPE.

Phase three will continue until the expiration of the agreement on December 31, 2006. First Choice may terminate the agreement upon ninety days prior notice to Constellation, for any reason. In the event of termination, the security interest in SPE’s accounts receivable granted to Constellation would remain in effect until the SPE’s obligations are paid in full, and until the power supply agreements with Constellation are terminated. Alternatively the SPE can provide Constellation with alternate collateral. Provisions of the power supply agreements that by their terms survive termination would expire on their original expiration dates.

TNMP Liquidity

Affiliated Guarantee. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. TNMP expects that its authority to guarantee the power supply obligations of First Choice will terminate on June 1, 2004, when First Choice expects to have established a bankruptcy remote SPE under authorization granted by the PUCT in Docket No. 29081. The SPE will be established in connection with First Choice’s power supply agreement with Constellation.

TNMP 6.25 Percent Senior Notes Due in 2009. In February 2004, TNMP repurchased $5 million of the $175 million of 6.25 percent Senior Notes due in 2009. TNMP repurchased an additional $2.3 million of the Senior Notes in April 2004.

TNMP believes that cash flow from its operations and cash on hand will be sufficient to meet its working capital requirements at least through the end of 2005, without the need for additional bank financing. TNMP’s cash balance as of March 31, 2004, was approximately $52 million.

Item 4. Controls and Procedures.

As of March 31, 2004, the Chief Executive Officer and Chief Financial Officer of TNP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of TNP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNP’s periodic SEC filings.

There have been no significant changes in TNP’s internal controls or in other factors that could significantly affect these controls during the three months ended to March 31, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 2 and 8 for information regarding additional regulatory and legal matters.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(31.2) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

TNMP filed an 8-K dated March 2, 2004 to report the issuance of its 2003 financial results.

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: the ability of TNP’s subsidiaries to adapt to open market competition; the ability of First Choice to attract and retain customers as competition moves forward; changes to First Choice purchased power costs resulting from the ERCOT settlement process; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP’s businesses; decisions in connection with regulatory proceedings including PUCT Docket No. 29206, the stranded cost true-up proceeding of TNMP; insurance coverage available for claims made in litigation; general business and economic conditions; price fluctuations in the electric power and natural gas markets; collections experience; and other factors described from time to time in TNP’s reports filed with the Securities and Exchange Commission. TNP wishes to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	TNP ENTERPRISES, INC.

Date: May 4, 2004	By	\s\ WILLIAM J. CATACOSINOS
William J. Catacosinos
Chief Executive Officer

Date: May 4, 2004	By	\s\ THEODORE A. BABCOCK
Theodore A. Babcock
Chief Financial Officer