Form 10-Q
period 2004-06-30
TNP ENTERPRISES INC
filed 2004-08-05
CIK 741612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

TNP Enterprises, Inc. And Subsidiaries

Quarterly Report on Form 10-Q for the period ended June 30, 2004

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
OPERATING REVENUES	$177,504	$223,525	$339,654	$407,246

OPERATING EXPENSES:
Purchased power	88,457	138,024	167,494	274,993
Other operating and maintenance	47,201	54,948	94,383	107,010
Accrual for payment (credit) to TNMP	(48)	419	(48)	419
Depreciation	7,497	7,196	14,929	14,320
Taxes other than income taxes	7,529	6,939	14,291	13,709

Total operating expenses	150,636	207,526	291,049	410,451

OPERATING INCOME (LOSS)	26,868	15,999	48,605	(3,205)

INTEREST CHARGES, PREFERRED DIVIDENDS, AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	15,505	16,065	31,085	28,499
Other interest and amortization of debt-related costs	1,121	2,249	2,232	3,366
Dividends on preferred stock and other	6,328	—	12,234	—
Other income and deductions, net	(489)	(505)	(1,044)	(875)

Total	22,465	17,809	44,507	30,990

INCOME (LOSS) BEFORE INCOME TAXES	4,403	(1,810)	4,098	(34,195)
Income taxes (benefits)	3,580	(792)	5,523	(13,151)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	823	(1,018)	(1,425)	(21,044)
Extraordinary item - disallowance of stranded costs, net of taxes (Note 3)	(97,836)	—	(97,836)	—

NET LOSS	(97,013)	(1,018)	(99,261)	(21,044)
Dividends on preferred stock and other	—	5,515	—	10,664

LOSS APPLICABLE TO COMMON STOCK	$(97,013)	$(6,533)	$(99,261)	$(31,708)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
NET LOSS	$(97,013)	$(1,018)	$(99,261)	$(21,044)

Cash flow hedges, net of tax:
Gas hedge, net of reclassification adjustment (Note 5)	(2,850)	762	(159)	(2,262)
Interest rate hedge, net of reclassification adjustment (Note 5)	339	(990)	447	(1,635)

Total cash flow hedges	(2,511)	(228)	288	(3,897)

COMPREHENSIVE LOSS	$(99,524)	$(1,246)	$(98,973)	$(24,941)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$328,086	$362,723
Purchased power costs paid	(180,907)	(233,001)
Natural gas option premiums paid	—	(19,147)
Cash paid for payroll and to other suppliers	(82,474)	(92,703)
Interest paid, net of amounts capitalized	(31,475)	(32,137)
Income taxes refunded	652	583
Other taxes paid	(17,414)	(15,468)
Other operating cash receipts and payments, net	645	565

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	17,113	(28,585)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and other investing activities	(22,844)	(20,075)

NET CASH USED IN INVESTING ACTIVITIES	(22,844)	(20,075)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of TNMP senior notes, net of discount	—	248,923
Repayments to TNMP/First Choice credit facility - net	—	(164,000)
Redemptions:
TNMP senior notes	(8,375)	—
TNP senior secured credit facility	(563)	—
TNP term loan	—	(800)
Financing and redemption costs	(1,033)	(2,332)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,971)	81,791

NET CHANGE IN CASH AND CASH EQUIVALENTS	(15,702)	33,131
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	117,788	16,690

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,086	$49,821

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(99,261)	$(21,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Extraordinary item - disallowance of stranded costs, net of taxes	97,836	—
Accrued dividends on preferred stock and other	12,234	—
Accrual for payment to TNMP	(48)	419
Depreciation	14,929	14,320
Amortization of debt-related costs and other deferred charges	2,244	3,205
Allowance for funds used during construction	(555)	(457)
Deferred income taxes	26,695	118
Investment tax credits	(556)	(397)
Deferred purchased power and fuel costs	540	1,324
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	5,109	(29,317)
Accounts payable	(8,473)	43,175
Accrued interest	(197)	705
Accrued taxes	(22,016)	(13,900)
Changes in other current assets and liabilities	(11,755)	(16,798)
Interest rate lock on issuance of senior notes	—	(4,162)
Other, net	387	(5,776)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$17,113	$(28,585)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Payment of dividends on preferred stock by issuance of additional preferred shares	$11,595	$10,080

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004 (Unaudited)	December 31, 2003
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$102,086	$117,788
Special deposits	3,076	2,520
Accounts receivable, net	89,878	94,987
Federal income tax receivable	28,874	—
Materials and supplies, at lower of cost or market	1,157	1,082
Gas hedges	5,101	6,237
Other current assets	14,298	2,914

Total current assets	244,470	225,528

UTILITY PLANT:
Electric plant	668,022	642,732
Construction work in progress	8,726	13,666

Total	676,748	656,398
Less accumulated depreciation	108,636	94,974

Net utility plant	568,112	561,424

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	1,273	1,273
Goodwill	270,256	270,256
Recoverable stranded costs	87,316	298,651
Regulatory tax assets	2,236	1,685
Deferred charges	49,491	49,956

Total long-term and other assets	410,572	621,821

	$1,223,154	$1,408,773

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,125	$1,125
Accounts payable	46,381	57,379
Accrued interest	15,082	15,279
Accrued taxes	13,612	6,754
Accrued payroll and benefits	4,478	5,367
Customers’ deposits	7,363	6,342
Other current liabilities	5,702	5,689

Total current liabilities	93,743	97,935

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	—	40,844
Accumulated deferred income taxes	106,031	136,882
Accumulated deferred investment tax credits	2,803	18,459
Regulatory liability-accrued cost of removal	39,485	38,218
Deferred credits and other liabilities	52,445	52,283
Long-term debt, less current maturities	800,671	809,439
Redeemable cumulative preferred stock	174,773	162,538

Total long-term and other liabilities	1,176,208	1,258,663

COMMON SHAREHOLDER’S EQUITY
Common shareholder’s equity:
Common stock - no par value per share. Authorized 1,000,000 shares; issued 100 shares	100,000	100,000
Accumulated deficit	(147,753)	(48,493)
Accumulated other comprehensive income-gas hedge	3,185	3,344
Accumulated other comprehensive loss-other	(2,229)	(2,676)

Total common shareholder’s equity	(46,797)	52,175

COMMITMENTS AND CONTINGENCIES (Note 9)

	$1,223,154	$1,408,773

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

Except as noted otherwise, prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholder’s equity.

Note 2. Proposed PNM Resources, Inc., / TNP Enterprises, Inc. Merger

On July 24, 2004, SW Acquisition, L.P., the sole holder of TNP common stock, entered into an agreement (“Stock Purchase Agreement”) to sell all of the outstanding common stock of TNP to PNM Resources, Inc. for approximately $189 million comprised of equal amounts of PNM Resources common stock and cash. PNM Resources will also assume approximately $835 million of TNP’s net debt and senior redeemable cumulative preferred stock (“preferred securities”).

Under the terms of the agreement, TNP’s common shareholders will receive approximately $189 million in consideration, consisting of approximately 4.7 million newly issued PNM Resources shares and the remainder being paid in cash, subject to closing adjustments. The existing indebtedness and preferred securities at TNP will be retired. All debt at TNMP, TNP’s wholly-owned electric utility subsidiary, will remain outstanding.

Based on the number of common shares outstanding on a fully diluted basis and taking into account additional equity issuances, following the transaction, PNM Resources’ shareholders would own 94 percent of the PNM Resources’ common equity, and TNP’s shareholders would own approximately 6 percent.

The transaction is subject to certain conditions, including, to the extent they are required, receipt of necessary orders or other actions by the Public Utility Commission of Texas (“PUCT”), New Mexico Public Regulation Commission (“NMPRC”), the Federal Energy Regulatory Commission (“FERC”) the Securities and Exchange Commission (“SEC”) and clearance under applicable federal anti-trust statutes. Such approvals are expected to take approximately 9-12 months.

The transaction is also subject to certain rights of termination by each party, including rights of termination in the event that required regulatory action is denied or not received. The Stock Purchase Agreement may also be terminated if the closing has not occurred on or prior to December 31, 2005.

Note 3. Regulatory Matters

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

First Choice must offer customers that reside in TNMP’s service area, and whose loads are less than one megawatt, a regulated price, commonly called the price-to-beat. The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer those customers any other rate before the loss of 40 percent of the energy consumed by its price-to-beat customers, or January 1, 2005, whichever occurs first. In January 2004, the PUCT approved a stipulation among TNMP and other parties, which found that First Choice had lost more than 40 percent of the energy consumed by its small commercial price-to-beat customers. As a result of the PUCT’s action, First Choice may offer small commercial customers who reside in TNMP’s service area rates other than the price-to-beat. First Choice remains below the 40 percent loss threshold with respect to residential price-to-beat customers. Accordingly, First Choice continues to be prohibited from offering rates other than the price-to-beat to residential customers in TNMP’s service area.

On June 1, 2004, several changes to customer protection rules in Texas became effective. Of the changes, the rules related to disconnection for non-payment and the required amount of a customer deposit are expected to have the greatest impact on First Choice. The new rule for disconnection for non-payment states that if a customer does not make a payment or payment arrangement until after the final due date specified in the disconnect notice, the retail electric provider is allowed to disconnect the customer. The previous rule only allowed the retail electric provider to terminate service and drop the customer to the retail electric provider that was affiliated with the customer’s transmission and distribution service provider, or to the provider of last resort for non-payment. The new rule for the required amount of deposit states that the deposit shall not exceed the greater of one-fifth of the estimated annual billing or the sum of the next two month’s estimated billings. The previous rule stated that the deposit could not exceed the greater of one-sixth of the estimated annual billing or the sum of the next two month’s estimated billings.

Special Purpose Entity. On June 2, 2004, First Choice established a wholly owned bankruptcy remote Special Purpose Entity (SPE). The SPE holds all customer contracts and wholesale power and gas contracts previously held by First Choice, with the exception of certain financial instruments held for hedging purposes. First Choice is expected to make a filing with the PUCT in the third quarter of 2004 showing that is has complied with the terms of the final order in Docket No. 29081, which approved First Choice’s request to establish a bankruptcy remote SPE.

2004 True-Up Proceeding. On July 22, 2004, the PUCT issued its decision in TNMP’s stranded cost true-up proceeding. The PUCT decision allows TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded costs. TNMP’s original request included approximately $307.6 million of stranded costs related to the sale of TNP One, which occurred in October 2002, and a credit of approximately $41.1 million related to TNMP’s over-recovered balance of fuel and energy-related purchased power costs.

The PUCT’s decision results in a loss of $155.1 million before an income tax benefit of $57.3 million ($97.8 million after tax). TNMP recorded the $97.8 million after tax loss as an extraordinary item in the second quarter of 2004. The loss was classified as an extraordinary item in accordance with SFAS 101, “Regulated Enterprises – Accounting for the Discontinuance of the Application of FASB Statement No. 71.”

In the decision, the PUCT found that TNMP’s selection of an affiliate of TNMP to serve as its financial advisor to the sale of TNP One, as well as deficiencies in the process, resulted in a sale transaction that was not a bona fide third party transaction under a competitive offering. Additionally, the PUCT disallowed costs associated with TNMP’s failure to reduce costs associated with a renegotiated long-term lignite contract. Also, the PUCT grossed up certain disallowances for income tax effects. TNMP intends to file a motion for rehearing of the final true-up order with the PUCT. TNMP disagrees with the PUCT decision, and intends to vigorously pursue all avenues of appeal of this order.

In addition to the decision regarding stranded costs, the PUCT order confirmed that First Choice’s clawback liability to TNMP is $15.9 million. The clawback liability will be included in a rate adjustment proceeding that TNMP will file within sixty days of the time that consideration of the final order, including motions for rehearing, is complete.

Price-to-Beat Fuel Factor. Effective July 7, 2004, First Choice increased its price-to-beat fuel factor by 8.3% following the PUCT’s approval of a request that First Choice made in May 2004. First Choice estimates that the July 2004 increase in the price-to-beat fuel factor will increase 2004 revenues by approximately $9.0 million. The May 2004 price-to-beat fuel filing was First Choice’s first for 2004. First Choice is allowed two price-to-beat filings annually.

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

New Mexico

Affiliate Guarantee. In October 2003, the NMPRC granted TNMP’s request for authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. TNMP’s authority to guarantee the power supply obligations of First Choice terminated on June 2, 2004, when First Choice established a bankruptcy remote SPE under authorization granted by the PUCT in Docket No. 29081. The SPE was established in connection with First Choice’s power supply agreement with Constellation.

New Mexico Fuel and Purchased Power. In January 2002, as part of the final order in Docket No. 3643, TNMP established a fuel and purchased power cost adjustment clause (FPPCAC) in New Mexico. This clause allowed TNMP to recover actual purchased power costs from customers. New Mexico regulations require TNMP to seek approval for continuation of the FPPCAC every two years. In July 2004, the staff of the NMPRC notified TNMP that it had failed to file for the continuation of the FPPCAC.

Amounts collected from February through June 2004 are subject to refund. TNMP made a filing in July with the NMPRC to re-establish the FFPCAC in the fourth quarter of 2004. TNMP’s earnings were reduced by $0.4 million after tax ($0.7 million before tax), for the three and six months ended June 30, 2004, as a result of discontinuing the FPPCAC retroactive to February 2004.

SEC Holding Company Exemption. In July 2004, TNP was notified by the SEC that it appeared that TNP does not meet the formal requirements for exemption under the Public Utility Holding Company Act. TNP responded by filing information with the SEC that demonstrates that TNP does meet the exemption requirements.

Note 4. Accounting Developments

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

Financial Instruments with Characteristics of both Liabilities and Equity

TNP and TNMP adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), on December 31, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset. As a result of the adoption of SFAS 150, TNP reclassified the balance of its redeemable cumulative preferred stock at December 31, 2003, as a liability. For the six months ended June 30, 2004, TNP classified dividends on preferred stock as interest expense. SFAS 150 does not permit the restatement of prior year expenses or balances of reclassified financial instruments. Accordingly, the dividends upon TNP’s redeemable preferred stock for periods prior to adoption have not been reclassified.

Accounting for Asset Retirement Obligations

TNP and TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. As a result of the adoption of SFAS 143, TNP and TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. Accordingly, TNMP has reclassified the estimated utility plant removal costs, which were $39.5 million and $38.2 million as of June 30, 2004 and December 31, 2003, respectively, from accumulated depreciation to a regulatory liability included in long-term and other liabilities on the balance sheet.

Note 5. Derivative Instruments, Hedging Activities, and Other Comprehensive Income

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

TNP Interest Rate Swaps. In October 2002, TNP executed a $70 million interest rate swap transaction designed to manage interest rate risk associated with the Senior Credit Facility. The swap will terminate in October 2004. Under the terms of the swap, TNP pays a fixed rate of approximately 2.5 percent and receives variable rates that are currently set at approximately 1.2 percent. As of June 30, 2004, the variable interest rate on the Senior Credit Facility was approximately 7.2 percent, including the effects of the swap.

The fair value of TNP’s swap as of June 30, 2004, was a liability of $0.3 million, which is recorded on its balance sheet in deferred credits and other liabilities.

The interest rate swap is designated as a cash flow hedge. The swap is highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three months and six months ended June 30, 2004 and 2003, TNP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swap in other comprehensive income as shown in the following tables.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$105	$(40)	$65	$(166)	$63	$(103)
Reclassification adjustments	235	(90)	145	472	(180)	292

Other comprehensive income (loss)	$340	$(130)	$210	$306	$(117)	$189

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(281)	$107	$(174)	$(809)	$308	$(501)
Reclassification adjustments	202	(77)	125	380	(145)	235

Other comprehensive income (loss)	$(79)	$30	$(49)	$(429)	$163	$(266)

Over the next twelve months TNP anticipates that $0.2 million of unrealized after-tax losses will be reclassified from other comprehensive income to interest expense. The estimated amounts to be reclassified represent the earnings volatility that is avoided by using the interest rate swaps.

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

The interest rate swaps and the Treasury rate lock were designated as cash flow hedges. The instruments were highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three months and six months ended June 30, 2004 and 2003, TNMP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swaps and Treasury rate lock in other comprehensive income as shown in the following tables.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$0	$0	$0	$0	$0	$0
Reclassification adjustments	208	(79)	129	416	(158)	258

Other comprehensive income (loss)	$208	$(79)	$129	$416	$(158)	$258

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(4,856)	$1,850	$(3,006)	$(5,922)	$2,256	$(3,666)
Reclassification adjustments	3,336	(1,271)	2,065	3,711	(1,414)	2,297

Other comprehensive income (loss)	$(1,520)	$579	$(941)	$(2,211)	$842	$(1,369)

TNMP displays cash flows from interest rate hedging transactions in the cash flow statement as cash flow from operations, in accordance with the provisions of SFAS No. 104, “Statement of Cash Flows-Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.”

Natural Gas Hedges. Beginning in the third quarter of 2003, First Choice took advantage of favorable conditions in the natural gas market to enter into natural gas swaps, fixing the price of a portion of its power supply. The fair value of the natural gas swaps as of June 30, 2004, was an asset of $5.1 million, which is recorded on TNP’s balance sheet as a current asset. For the three months ended June 30, 2004, First Choice’s purchased power expense includes pre-tax gains of $6.8 million ($4.2 million after tax) related to the settlement of natural gas swaps.

In addition, First Choice recorded unrealized gains (losses), net of reclassification adjustments, associated with its natural gas hedges in other comprehensive income as shown in the following tables.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$2,382	$(908)	$1,474	$7,882	$(3,003)	$4,879
Reclassification adjustments	(6,986)	2,662	(4,324)	(8,139)	3,101	(5,038)

Other comprehensive income (loss)	$(4,604)	$1,754	$(2,850)	$(257)	$98	$(159)

	Three Months Ended June 30, 2003			Six Months Ended June 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(2,013)	$767	$(1,246)	$(6,927)	$2,639	$(4,288)
Reclassification adjustments	3,244	(1,236)	2,008	3,273	(1,247)	2,026

Other comprehensive income (loss)	$1,231	$(469)	$762	$(3,654)	$1,392	$(2,262)

First Choice also estimates that $3.2 million of unrealized after-tax gains related to natural gas swaps will be reclassified through other comprehensive income to purchased power expense.

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

The components of net periodic benefit cost of TNP’s employee benefit plans for the three and six months ended June 30, 2004 and 2003 are shown in the following table (amounts in thousands).

	Pension Benefits Three Months Ended June 30,		Postretirement Benefits Three Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$497	$525	$102	$97
Interest cost	1,168	1,292	155	172
Expected return on plan assets	(1,412)	(1,558)	(74)	(77)
Settlements	—	—	—	—
Amortization of prior service cost	5	5	—	—
Amortization of transitional (asset) or obligation	—	—	—	—
Recognized actuarial (gain) loss	457	418	51	54

Net periodic benefit cost	$715	$682	$234	$246

	Pension Benefits Six Months Ended June 30,		Postretirement Benefits Six Months Ended June 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$1,046	$1,049	$204	$194
Interest cost	2,394	2,584	310	343
Expected return on plan assets	(2,932)	(3,309)	(148)	(163)
Settlements	—	163	—	—
Amortization of prior service cost	10	10	—	—
	—	—	—	—
Recognized actuarial (gain) loss	1,005	839	102	110

Net periodic benefit cost	$1,523	$1,336	$468	$484

TNP reported expected 2004 contributions of $0.3 million to the pension plan and $1.0 million to the postretirement benefits plan in its 2003 Annual Report on Form 10-K. TNP does not expect that its 2004 contributions will vary significantly from the previously disclosed amounts.

Note 7. Related Party Transactions

In accordance with the SW Acquisition limited partnership agreement, TNP and Laurel Hill Capital Partners (Laurel Hill) are parties to a Management Services Agreement under which Laurel Hill provides certain management and financial advisory services to TNP. For the three and six month periods ended June 30, 2004, TNP paid Laurel Hill $0.1 million and $0.4 million, respectively, under the agreement. During the same time periods in 2003, TNP paid Laurel Hill $0.3 million and $0.6 million, respectively.

TNP also incurred fees of $0.3 million and $0.5 million for the three and six months ended June 30, 2004, for advisory services by the original limited partners of SW Acquisition, pursuant to provisions of the SW Acquisition limited partnership agreement.

Note 8. Segment and Related Information

TNP has two reportable segments that reflect the separation of TNMP’s business according to the provisions of Senate Bill 7. The first segment includes TNMP’s regulated transmission and distribution business in Texas and its New Mexico operations, and the second includes the unregulated activities of First Choice relating to the sale of electricity to retail customers in Texas.

The following tables present information about revenues, profits, and assets of TNP’s reportable segments (in thousands).

	Three Months Ended June 30, 2004
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$41,219	$136,285	$—	$177,504
Intercompany revenue	23,850	—	(23,850)	—
Purchased power	(17,527)	(70,930)	—	(88,457)
Other direct costs	(7,084)	(39,562)	23,420	(23,226)
Depreciation expense	(7,403)	(93)	(1)	(7,497)
Other operating expenses	(18,121)	(11,633)	(1,702)	(31,456)

Operating income (loss)	14,934	14,067	(2,133)	26,868
Other income and deductions, net	411	58	19	489
Interest charges	(7,034)	(86)	(15,833)	(22,954)

Income (loss) before taxes	8,311	14,039	(17,947)	4,403
Income taxes	(2,711)	(5,008)	4,138	(3,580)
Extraordinary Items - disallowance of stranded cost (net of taxes)	(97,836)	—	—	(97,836)

Net income (loss)	(92,236)	9,031	(13,809)	(97,013)
Dividends on preferred stock and other	—	—	—	—

Income (loss) applicable to common stock	$(92,236)	$9,031	$(13,809)	$(97,013)

Cash Flow Data

Cash received from customers	$53,093	$119,621	$(20,690)	$152,024
Purchased power costs paid	(17,179)	(68,643)	—	(85,822)
Cash paid for payroll and to other suppliers	(9,960)	(8,554)	(1,148)	(19,662)
Transmission and distribution charges	—	(35,543)	20,260	(15,283)
Interest and other taxes paid	(10,900)	(1,076)	(16,399)	(28,375)
Intercompany dividends, income taxes refunded (paid), and other	(1,787)	(3,978)	6,076	310

Net cash provided by (used in) operations	13,267	1,827	(11,901)	3,192

Net cash used in investing activities, primarily additions to utility plant	(12,988)	(320)	—	(13,307)

Borrowings from (repayments of) credit facilities	—	—	(282)	(282)
Redemption of senior notes	(3,375)	—	—	(3,375)
Intercompany dividends	(6,000)	—	6,000	—
Other	(626)	—	(8)	(634)

Net cash provided by (used in) financing activities	$(10,001)	$—	$5,710	$(4,291)

Balance Sheet Data as of June 30, 2004

Cash and cash equivalents	$42,476	$54,807	$4,803	$102,086
Accounts receivable	33,002	68,521	(11,645)	89,878
Other current assets	32,807	17,635	2,064	52,506
Net utility plant	564,989	3,107	16	568,112
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	87,316	—	—	87,316
Other property, regulatory tax assets and deferred charges	31,331	—	21,669	53,000

Total assets	$791,921	$144,070	$287,163	$1,223,154

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	9,781	47,528	(10,929)	46,381
Other current liabilities	27,231	12,428	6,580	46,237
Accumulated deferred income taxes and investment tax credits	123,950	(5,386)	(9,731)	108,833
Deferred credits	23,308	15,878	13,260	52,446
Regulatory liability-accrued cost of removal	39,485	—	—	39,485
Long-term debt, less current maturities	415,421	—	385,250	800,671
Redeemable cumulative preferred stock	—	—	174,773	174,773
Common shareholder’s equity	152,745	73,622	(273,165)	(46,797)

Total liabilities and shareholder’s equity	$791,921	$144,070	$287,163	$1,223,154

	Six Months Ended June 30, 2004
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$82,357	$257,297	$—	$339,654
Intercompany revenue	44,365	—	(44,365)	—
Purchased power	(34,972)	(132,521)	—	(167,494)
Other direct costs	(12,673)	(77,062)	43,505	(46,229)
Depreciation expense	(14,752)	(175)	(2)	(14,929)
Other operating expenses	(35,683)	(23,574)	(3,139)	(62,396)

Operating income (loss)	28,642	23,965	(4,001)	48,605
Other income and deductions, net	885	101	57	1,044
Interest charges	(14,134)	(161)	(31,256)	(45,551)

Income (loss) before taxes	15,393	23,905	(35,200)	4,098
Income taxes	(5,049)	(8,525)	8,051	(5,523)
Extraordinary Items - disallowance of stranded cost (net of taxes)	(97,836)	—	—	(97,836)

Net income (loss)	(87,492)	15,380	(27,149)	(99,261)
Dividends on preferred stock and other	—	—	—	—

Income (loss) applicable to common stock	$(87,492)	$15,380	$(27,149)	$(99,261)

Cash Flow Data

Cash received from customers	$111,260	$260,822	$(43,996)	$328,086
Purchased power costs paid	(34,656)	(146,251)	—	(180,907)
Cash paid for payroll and to other suppliers	(24,743)	(18,690)	(3,107)	(46,540)
Transmission and distribution charges	—	(79,081)	43,147	(35,934)
Interest and other taxes paid	(27,766)	(2,608)	(18,515)	(48,889)
Intercompany dividends, income taxes refunded (paid), and other	(879)	(3,936)	6,113	1,297

Net cash provided by (used in) operations	23,215	10,256	(16,358)	17,113

Net cash used in investing activities, primarily additions to utility plant	(22,351)	(494)	—	(22,844)

Borrowings from (repayments of) credit facilities	—	—	(563)	(563)
Redemption of senior notes	(8,375)	—	—	(8,375)
Intercompany dividends	(6,000)	—	6,000	—
Other	(921)	—	(112)	(1,033)

Net cash provided by (used in) financing activities	$(15,296)	$—	$5,325	$(9,971)

Balance Sheet Data as of June 30, 2004

Cash and cash equivalents	$42,476	$54,807	$4,803	$102,086
Accounts receivable	33,002	68,521	(11,645)	89,878
Other current assets	32,807	17,635	2,064	52,506
Net utility plant	564,989	3,107	16	568,112
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	87,316	—	—	87,316
Other property, regulatory tax assets and deferred charges	31,331	—	21,669	53,000

Total assets	$791,921	$144,070	$287,163	$1,223,154

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	9,781	47,528	(10,929)	46,381
Other current liabilities	27,231	12,428	6,580	46,237
Accumulated deferred income taxes and investment tax credits	123,950	(5,386)	(9,731)	108,834
Deferred credits	23,308	15,878	13,260	52,445
Regulatory liability-accrued cost of removal	39,485	—	—	39,485
Long-term debt, less current maturities	415,421	—	385,250	800,671
Redeemable cumulative preferred stock	—	—	174,773	174,773
Common shareholder’s equity	152,745	73,622	(273,165)	(46,797)

Total liabilities and shareholder’s equity	$791,921	$144,070	$287,163	$1,223,154

	Three Months Ended June 30, 2003
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data
Revenue from external customers	$39,399	$184,126	$—	$223,525
Intercompany revenue	28,362	—	(28,362)	—
Purchased power	(16,342)	(121,682)	—	(138,024)
Other direct costs	(5,215)	(54,572)	27,965	(31,822)
Depreciation expense	(7,122)	(73)	(1)	(7,196)
Other operating expenses	(17,055)	(12,201)	(1,228)	(30,484)

Operating income (loss)	22,027	(4,402)	(1,626)	15,999
Other income and deductions, net	499	—	6	505
Interest charges	(8,812)	(316)	(9,186)	(18,314)

Income (loss) before taxes	13,714	(4,718)	(10,806)	(1,810)
Income taxes	(4,882)	1,836	3,838	792

Net income (loss)	8,832	(2,882)	(6,968)	(1,018)
Dividends on preferred stock and other	—	—	5,515	5,515

Income (loss) applicable to common stock	$8,832	$(2,882)	$(12,483)	$(6,533)

Cash Flow Data
Cash received from customers	$68,758	$163,733	$(33,703)	$198,788
Purchased power costs paid	(19,161)	(117,458)	—	(136,619)
Natural gas option premiums paid	—	(495)	—	(495)
Cash paid for payroll and to other suppliers	(16,854)	(8,078)	(507)	(25,439)
Transmission and distribution charges	—	(56,229)	33,306	(22,923)
Interest and other taxes paid	(12,162)	(695)	(15,310)	(28,167)
Intercompany dividends, income taxes refunded (paid), and other	(8,069)	(819)	7,199	(1,689)

Net cash provided by (used in) operations	12,512	(20,041)	(9,015)	(16,544)

Net cash used in investing activities, primarily additions to utility plant	(10,964)	(76)	—	(11,040)

Borrowings from (repayments of) credit facilities	(185,000)	7,000	(400)	(178,400)
Issuance of senior notes, net of discount	248,923	—	—	248,923
Intercompany dividends	(18,400)	—	18,400	—
Intercompany financing	—	10,000	(10,000)	—
Intercompany borrowing (lending)	(3,800)	3,800	—	—
Other	(1,480)	(172)	(680)	(2,332)

Net cash provided by (used in) financing activities	$40,243	$20,628	$7,320	$68,191

Balance Sheet Data as of June 30, 2003
Cash and cash equivalents	$41,949	$1,884	$5,988	$49,821
Accounts receivable	35,008	106,042	(17,349)	123,701
Other current assets	2,844	13,164	179	16,187
Net utility plant	510,019	2,844	20	512,883
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,748	—	—	298,748
Other property, regulatory tax assets and deferred charges	23,186	124	24,286	47,596

Total assets	$911,754	$124,058	$283,380	$1,319,192

Current maturities of long-term debt	$—	$7,000	$1,600	$8,600
Accounts payable	8,986	92,187	(16,011)	85,162
Other current liabilities	19,403	437	8,102	27,942
Deferred purchased power and fuel costs	24,241	—	—	24,241
Accumulated deferred income taxes and investment tax credits	167,931	(6,363)	(10,087)	151,481
Deferred credits	20,611	13,144	15,040	48,795
Long-term debt, less current maturities	423,477		343,900	767,377
Redeemable cumulative preferred stock	—	—	151,116	151,116
Common shareholder’s equity	247,105	17,653	(210,280)	54,478

Total liabilities and shareholder’s equity	$911,754	$124,058	$283,380	$1,319,192

	Six Months Ended June 30, 2003
	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data
Revenue from external customers	$75,208	$332,038	$—	$407,246
Intercompany revenue	53,918	—	(53,918)	—
Purchased power	(33,378)	(241,692)	77	(274,993)
Other direct costs	(10,359)	(102,577)	53,124	(59,812)
Depreciation expense	(14,177)	(140)	(3)	(14,320)
Other operating expenses	(33,657)	(24,978)	(2,691)	(61,326)

Operating income (loss)	37,555	(37,349)	(3,411)	(3,205)
Other income and deductions, net	838	112	(75)	875
Interest charges	(13,778)	(620)	(17,467)	(31,865)

Income (loss) before taxes	24,615	(37,857)	(20,953)	(34,195)
Income taxes	(8,735)	14,438	7,448	13,151

Net income (loss)	15,880	(23,419)	(13,505)	(21,044)
Dividends on preferred stock and other	—	—	10,664	10,664

Income (loss) applicable to common stock	$15,880	$(23,419)	$(24,169)	$(31,708)

Cash Flow Data
Cash received from customers	$118,807	$297,652	$(53,736)	$362,723
Purchased power costs paid	(33,132)	(199,652)	(217)	(233,001)
Natural gas option premiums paid	—	(19,147)	—	(19,147)
Cash paid for payroll and to other suppliers	(31,463)	(20,793)	(2,422)	(54,678)
Transmission and distribution charges	—	(90,974)	52,949	(38,025)
Interest and other taxes paid	(29,287)	(2,197)	(16,121)	(47,605)
Intercompany dividends, income taxes refunded (paid), and other	(6,969)	697	7,420	1,148

Net cash provided by (used in) operations	17,956	(34,414)	(12,127)	(28,585)

Net cash used in investing activities, primarily additions to utility plant	(19,848)	(227)	—	(20,075)

Borrowings from (repayments of) credit facilities	(171,000)	7,000	(800)	(164,800)
Issuance of senior notes, net of discount	248,923	—	—	248,923
Intercompany dividends	(18,400)	—	18,400	—
Intercompany financing	—	10,000	(10,000)	—
Intercompany borrowing (lending)	(14,557)	14,557	—	—
Other	(1,407)	(245)	(680)	(2,332)

Net cash provided by (used in) financing activities	$43,559	$31,312	$6,920	$81,791

Balance Sheet Data as of June 30, 2003

Cash and cash equivalents	$41,949	$1,884	$5,988	$49,821
Accounts receivable	35,008	106,042	(17,349)	123,701
Other current assets	2,844	13,164	179	16,187
Net utility plant	510,019	2,844	20	512,883
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,748	—	—	298,748
Other property, regulatory tax assets and deferred charges	23,186	124	24,286	47,596

Total assets	$911,754	$124,058	$283,380	$1,319,192

Current maturities of long-term debt	$—	$7,000	$1,600	$8,600
Accounts payable	8,986	92,187	(16,011)	85,162
Other current liabilities	19,403	437	8,102	27,942
Deferred purchased power and fuel costs	24,241	—	—	24,241
Accumulated deferred income taxes and investment tax credits	167,931	(6,363)	(10,087)	151,481
Deferred credits	20,611	13,144	15,040	48,795
Long-term debt, less current maturities	423,477		343,900	767,377
Redeemable cumulative preferred stock	—	—	151,116	151,116
Common shareholder’s equity	247,105	17,653	(210,280)	54,478

Total liabilities and shareholder’s equity	$911,754	$124,058	$283,380	$1,319,192

As of June 30, 2004, TNP had assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice. As discussed in Note 3, TNMP recorded an after tax loss of $97.8 million in the second quarter of 2004 related to the PUCT true-up proceeding regarding TNMP’s stranded costs. TNP did not assign goodwill to the Regulated Transmission and Distribution segment based upon the potential cash flows resulting from stranded cost recovery. Accordingly, the loss recorded as a result of the PUCT decision in the true-up proceeding did not result in impairment of the goodwill assigned to the Regulated Transmission and Distribution segment.

Note 9. Commitments and Contingencies

Energy Supply

Constellation Agreement. As reported in the 2003 Annual Report on Form 10-K, First Choice and Constellation executed a new power supply agreement in October 2003 under which Constellation will supply First Choice the majority of its power requirements through the end of 2006. The new agreement included provisions that provided First Choice with sufficient credit for its operations. As a result, First Choice has secured supply to serve all of its forecasted commitments to existing competitive customers for 2004 at fixed prices. In addition, First Choice has fixed the price of energy for forecasted commitments to price-to-beat customers through November 2004.

First Choice implemented the new agreement with Constellation in three phases. Phase one began and ended in 2003. Phase two of the agreement began in December 2003 and ended on June 1, 2004. On that date, phase three commenced and First Choice transferred all of First Choice’s customers and receivables into a bankruptcy remote subsidiary, First Choice Power Special Purpose, LP (FCPSP or SPE), which operates as a retail electric provider, as discussed in Note 3. First Choice took this action in compliance with the PUCT order issued on March 16, 2004 that authorized the transfer of customers to the SPE.

The SPE holds all customer contracts and wholesale power and natural gas contracts previously held by First Choice, with the exception of certain financial instruments held by First Choice for hedging purposes. Constellation received a lien against the assets of the SPE, including billed and unbilled receivables and all cash of the SPE and customer contracts and against the equity of the SPE, to cover settlement exposure and mark-to-market exposure rather than requiring the SPE to post alternate collateral for purchased power supply. In addition, the SPE is restricted by covenants that limit the size of the SPE’s unhedged market positions and require that sales by the SPE retain a positive retail margin. The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement. If, however, a change in electricity or gas forward prices increases Constellation’s credit exposure to the SPE beyond a limit based on Constellation’s liens in cash and accounts receivable, Constellation will have no obligation to supply additional customers of the SPE unless the SPE provides letters of credit or other collateral acceptable to Constellation, and the SPE will be constrained in its ability to sign up additional customers until that credit shortfall is corrected. In connection with the formation of the SPE, Constellation released TNMP from its $25 million guarantee of certain power supply obligations of First Choice.

Phase three commitments to supply power for new customers will continue until December 31, 2006, although Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires. The SPE may terminate the agreement upon thirty days prior notice to Constellation, for any reason, but the agreement and all liens securing the agreement remain in effect with respect to transactions entered into prior to the termination, until both parties have fulfilled all of their obligations with respect to such transactions or such transactions have been terminated for default or certain reasons related to regulatory changes. Provisions of the power supply agreements that by their terms survive termination would expire on their original expiration dates.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Competitive Conditions

First Choice Customer Operations

As discussed in Note 3, the Texas electricity market has been open to retail competition since January 1, 2002. First Choice has addressed, and continues to address, a number of issues related to the development of retail competition.

Customer Retention and Acquisition. At June 30, 2004, First Choice served approximately 170,000 customers at price-to-beat rates and approximately 55,000 customers at competitive rates. At June 30, 2003, First Choice served approximately 186,000 and 75,000 price-to-beat and competitive customers, respectively. In response to the factors discussed in Bad Debt and Delinquency, below, First Choice has not actively pursued mass market customers. Mass market customers who choose First Choice as their retail electric provider are required to make a deposit before First Choice begins service.

Bad Debt and Delinquency. Under PUCT rules prior to June 1, 2004, First Choice had the right to disconnect customers that reside in TNMP’s transmission and distribution service territory for nonpayment. However, First Choice was prohibited from disconnecting customers who resided outside TNMP’s transmission and distribution service territory for nonpayment, but could transfer such a customer to the affiliated retail electric provider of the transmission and distribution service provider that served the transferred customer.

The structure described above limited First Choice’s collection activities, and affected both bad debt expense and the level of delinquent accounts receivable. Bad debt expense as a percentage of operating revenues for First Choice was approximately 2.3 percent at June 30, 2004, compared with 1.3 percent at June 30, 2003. On average, delinquent accounts receivable were approximately 8.2 percent of monthly operating revenue for the six months ended June 30, 2004, compared with a 5.4 percent delinquency rate for the six months ended June 30, 2003.

As discussed in Note 3, the PUCT has implemented changes to the current customer protection rules. As a result, First Choice has the right to disconnect customers that reside both inside and outside TNMP’s transmission and distribution service territory for nonpayment as of June 1, 2004. First Choice expects that both its bad debt and delinquency rates will decrease for competitive customers as it implements more aggressive credit and collection policies based on the new customer protection rules.

First Choice Energy Supply

Strategy for mitigating fluctuation in costs of energy supply. As reported in the 2003 Annual Report on Form 10-K, First Choice and Constellation executed a new power supply agreement in October 2003 under which Constellation will supply First Choice the majority of its power requirements through the end of 2006. The new agreement included provisions that provided First Choice with sufficient credit for its operations. As a result, First Choice has secured supply to serve all of its forecasted commitments to existing competitive customers for 2004 at fixed prices. In addition, First Choice has fixed the price of energy for forecasted commitments to price-to-beat customers through November 2004.

First Choice implemented the new agreement with Constellation in three phases. Phase one began and ended in 2003. Phase two of the agreement began in December 2003 and ended on June 1, 2004. On that date, phase three commenced and First Choice transferred all of First Choice’s customers and receivables into a bankruptcy remote subsidiary, First Choice Power Special Purpose, LP (FCPSP or SPE), which operates as a retail electric provider, as discussed in Note 3. First Choice took this action in compliance with the PUCT order issued on March 16, 2004 that authorized the transfer of customers to the SPE.

The SPE holds all customer contracts and wholesale power and natural gas contracts previously held by First Choice, with the exception of certain financial instruments held by First Choice for hedging purposes. Constellation received a lien against the assets of the SPE, including billed and unbilled receivables and all cash of the SPE and customer contracts and against the equity of the SPE, to cover settlement exposure and mark-to-market exposure rather than requiring the SPE to post alternate collateral for purchased power supply. In addition, the SPE is restricted by covenants that limit the size of the SPE’s unhedged market positions and require that sales by the SPE retain a positive retail margin. The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement. If, however, a change in electricity or gas forward prices increases Constellation’s credit exposure to the SPE beyond a limit based on Constellation’s liens in cash and accounts receivable, Constellation will have no obligation to supply additional customers of the SPE unless the SPE provides letters of credit or other collateral acceptable to Constellation, and the SPE will be constrained in its ability to sign up additional customers until that credit shortfall is corrected. In connection with the formation of the SPE, Constellation released TNMP from its $25 million guarantee of certain power supply obligations of First Choice.

Phase three commitments to supply power for new customers will continue until December 31, 2006, although Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires. The SPE may terminate the agreement upon thirty days prior notice to Constellation, for any reason, but the agreement and all liens securing the agreement remain in effect with respect to transactions entered into prior to the termination, until both parties have fulfilled all of their obligations with respect to such transactions or such transactions have been terminated for default or certain reasons related to regulatory changes. Provisions of the power supply agreements that by their terms survive termination would expire on their original expiration dates.

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

TNMP

TNMP provides transmission and distribution services within TNMP’s Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service. As of June 30, 2004, 34 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provided electric service to customers that accounted for approximately 49 percent of the energy delivered by TNMP for the six months ended June 30, 2004 as compared to 58 percent for the same period last year. TNMP’s next largest customer was a non-affiliated retail electric provider that served customers that accounted for approximately 27 percent of the energy delivered by TNMP during the six months ended June 30, 2004.

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

In addition, purchased power expenses are subject to adjustment due to revisions that ERCOT may make to the metered load of First Choice during ERCOT’s settlement process. In the first quarter of 2004, First Choice accrued a receivable and corresponding reduction to purchased power expense of $5.0 million for the estimated ERCOT settlement adjustment for the year ended December 31, 2003. Upon receipt of the final ERCOT true-up adjustment, First Choice will adjust the currently recorded estimate. The amount of this adjustment could be significant to the results of operations of First Choice.

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

Goodwill and Intangible Assets. TNP has goodwill related to the April 7, 2000 Merger that had a carrying value of $270.3 million as of June 30, 2004. As discussed in Note 8, TNP has apportioned the carrying value of the goodwill between its Regulated Transmission and Distribution segment and First Choice. As of June 30, 2004, TNP had assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires TNP to test goodwill for impairment at least annually and more frequently when indicators of impairment exist. TNP performed its annual goodwill impairment test as of December 31, 2003, and concluded that the fair value of the goodwill related to the Merger exceeded its carrying value.

Based on the proposed transaction discussed in Note 2, management has concluded that the fair value of the goodwill related to the Merger exceeded its carrying value.

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

Overall Results

TNP had a loss applicable to common stock of $97.0 million for the quarter ended June 30, 2004, compared with a loss applicable to common stock of $6.5 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, TNP had a loss applicable to common stock of $99.3 million compared with a loss applicable to common stock of $31.7 million for the six months ended June 30, 2003. The changes in TNP’s earnings for the quarter and six months ended June 30, 2004 are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months Ended June 30, 2004 v. 2003	Six Months Ended June 30, 2004 v. 2003
Change in First Choice net income (loss)	$11.9	$38.8
Change in TNMP net income (loss)	(101.1)	(103.4)
TNP Preferred stock dividends	(0.8)	(1.6)
All other and intercompany eliminations	(0.5)	(1.4)

TNP consolidated earnings	$(90.5)	$(67.6)

First Choice Results

First Choice had net income of $9.0 million for the quarter ended June 30, 2004, compared with a net loss of $2.9 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, First Choice had net income of $15.4 million, compared with a net loss of $23.4 million for the six months ended June 30, 2003. The changes in First Choice’s earnings for the quarter ended June 30, 2004 are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months Ended June 30, 2004 v. 2003	Six Months Ended June 30, 2004 v. 2003
Changes in gross profit	$17.9	$59.9
Other operating and maintenance	0.6	1.4
All other (including income tax effects on the items above)	(6.6)	(22.5)

Change in First Choice net income (loss)	$11.9	$38.8

First Choice Gross Profit

The following table summarizes the components of First Choice gross profit (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Operating revenues	$136,285	$184,126	$(47,841)	$257,297	$332,038	$(74,741)
Transmission and distribution costs	39,609	54,153	(14,544)	77,109	102,158	(25,049)

Operating revenues, net of transmission and distribution costs	96,676	129,973	(33,297)	180,188	229,880	(49,692)

Purchased power	70,930	121,682	(50,752)	132,521	241,692	(109,171)
Clawback accrual	(48)	419	(467)	(48)	419	(467)

Gross profit	$25,794	$7,872	$17,922	$47,715	$(12,231)	$59,946

Transmission and distribution costs are included in the “Other operating and maintenance” line of TNP’s consolidated income statement. The following table summarizes the components of the change in First Choice’s gross profit for the three months and six months ended June 30, 2004, compared with the same period in 2003 (in thousands).

	Increase (Decrease)
	Three Months Ended June 30, 2004 v. 2003	Six Months Ended June 30, 2004 v. 2003
Price variances
Changes in price-to-beat rates, primarily fuel factor increases	$574	$2,964
Changes in competitive rates	8,110	13,631
Decreased purchased power expenses attributable to lower prices	11,065	27,231
Quantity variances
Decreased sales to competitive customers, net of transmission and distribution charges	(26,761)	(39,017)
Decreased purchased power expenses attributable to lower sales to customers	40,925	73,100
Decreased sales to price-to-beat customers, net of transmission and distribution charges	(14,033)	(25,921)
Prior period adjustments to purchased power expense	(1,238)	8,840
All other	(720)	(882)

Gross profit increase	$17,922	$59,946

Gross profit for the three and six months ended June 30, 2004, increased $17.9 million and $59.9 million compared with the corresponding 2003 periods. The increase in both periods resulted from lower purchased power expenses and was partially offset by decreased revenues from competitive and price-to-beat customers.

Revenues from price-to-beat customers for the three and six months ended June 30, 2004, net of transmission and distribution charges, decreased $13.5 million and $23.0 million, respectively, compared to the same period in 2003. The decrease was caused by milder weather conditions in the first half of 2004 compared to the first half of 2003, and a decrease in the number of price-to-beat customers.

Revenues from competitive customers, net of transmission and distribution charges, decreased $18.7 million and $25.4 million for the three and six months ended June 30, 2004, respectively, compared with the three and six months ended June 30, 2003. Decreased sales resulting from milder weather in the first half of 2004 compared to the first half of 2003 and the departure of unprofitable customers were primarily responsible for the decrease in revenue. The decrease in sales was partially offset by increases in rates of $8.1 million and $13.6 million for the three and six months ended June 30, 2004, respectively, compared with the three and six months ended June 30, 2003. Beginning in the second quarter of 2003, First Choice charged competitive customers higher rates to offset increasing natural gas prices.

Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service. The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. During the three and six months ended June 30, 2004, First Choice incurred transmission and distribution costs related to sales to price-to-beat and competitive customers of $39.6 million and $77.1 million, compared with $54.2 million and $102.2 million for the three and six months ended June 30, 2003. As noted above, the decreases reflect a decrease in the number of price-to-beat and competitive customers along with lower weather-related sales for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

Purchased power expenses decreased $50.8 million and $109.2 million for the three and six months ended June 30, 2004, respectively, compared with the amount incurred for the same period in 2003. Lower prices accounted for $11.1 million and $27.2 million of the decrease for the three and six months ended respectively. Natural gas prices began to rise late in 2002 and spiked in March 2003. First Choice responded to the increases by purchasing natural gas options to mitigate the risk of increasing natural gas prices. Since that time, First Choice has restructured its purchase power agreement with Constellation. The new agreement included provisions that provided First Choice with sufficient credit for its operations, giving First Choice the ability to purchase natural gas at fixed prices, thereby locking in the cost of its energy supply. An additional $40.9 million and $73.1 million of the decrease resulted from a decrease in sales during the three and six months ended June 30, 2004 compared with the three and six months ended June 30, 2003 as discussed above. Also, for the six months ended June 30, 2004, purchased power was reduced by $8.8 million, when compared to the same period of 2003, due to adjustments to purchased power expense recorded in prior periods. In the first six months of 2004, First Choice recorded a $5.0 million reduction in purchased power expenses related to its estimate of ERCOT’s resettlement adjustment for the year ended December 31, 2003. Purchased power expenses for the first six months of 2003 included additional expenses associated with a true-up of fourth quarter 2002 purchased power costs of $3.7 million.

Other Operating and Maintenance

Other operating and maintenance expenses for the second quarter of 2004 decreased by $0.6 million compared with the same period in 2003. For the six months ended June 30, 2004, other operating and maintenance expenses decreased by $1.4 million compared with the same period in 2003. The decreases resulted primarily from lower marketing costs.

TNMP Results

TNMP had a net loss of $92.2 million for the quarter ended June 30, 2004, compared with net income of $8.8 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, TNMP had a net loss of $87.5 million compared with net income of $15.9 million for the six months ended June 30, 2003. The changes in TNMP’s results for the quarter and six months ended June 30, 2004 are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months Ended June 30, 2004 v. 2003	Six Months Ended June 30, 2004 v. 2003
Changes in gross profit	$(5.7)	$(6.4)
Other operating and maintenance	(0.2)	(0.9)
Taxes other than income taxes	(0.9)	(1.1)
Interest charges	1.8	(0.4)
Extraordinary Item (net of taxes)	(97.8)	(97.8)
All other (including income tax effects on the items above)	1.7	3.2

TNMP consolidated earnings increase (decrease)	$(101.1)	$(103.4)

TNMP Gross Profit

The following table summarizes the components of TNMP gross profit (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Operating revenues	$65,069	$67,761	$(2,692)	$126,722	$129,126	$(2,404)

Purchased power and fuel	17,527	16,342	1,185	34,972	33,301	1,671
Transmission expense	7,084	5,215	1,869	12,673	10,359	2,314

Gross profit	$40,458	$46,204	$(5,746)	$79,077	$85,466	$(6,389)

Transmission expense is included in the “Other operating and maintenance” line of TNP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the three and six months ended June 30, 2004, compared with the same period in 2003 (in thousands).

	Earnings Increase (Decrease)
	Three Months Ended June 30, 2004 v. 2003	Six Months Ended June 30, 2004 v. 2003
Weather related	$(1,928)	$(3,852)
Transmission expense, net of revenues	(1,793)	(1,611)
Electric service revenues	(1,197)	(13)
Purchase power net of recovery	(658)	(660)
Customer growth	674	1,281
Price/sales mix and other	(844)	(1,534)

Gross profit decrease	$(5,746)	$(6,389)

Gross profit for the three months ended June 30, 2004, decreased $5.7 million, or 12.4 percent compared with the corresponding 2003 period. The overall decrease is driven by a $1.9 million decrease in revenue due to lower sales resulting from milder weather, and by a $1.8 million increase in transmission expenses, net of transmission revenues, due to increased transmission costs from TXU Electric Delivery Company and Lower Colorado River Authority. In addition there was a $1.2 million decrease in electric service revenues due to pole rent billing occurring the first quarter of 2004 versus the second quarter of 2003. Partially offsetting these reductions were increases in revenues of $0.7 million associated with growth in customers.

Gross profit for the six months ended June 30, 2004, decreased $6.4 million, or 7.5 percent compared with the corresponding 2003 period. The overall decrease is attributed to a $3.9 million decrease in revenue due to milder weather, and the second quarter’s higher transmission costs by TXU Electric Delivery Company and Lower Colorado River Authority. Partially offsetting these reductions were increases in revenues of $1.3 million associated with growth in customers.

Purchased power expenses increased by $1.2 million and $1.7 million for the three and six months ended June 30, 2004 compared with the amounts incurred during the same periods in 2003. Throughout 2003, TNMP recovered all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC. This clause expired in February 2004 resulting in a $0.7 million reduction to purchased power recovery revenues in the second quarter of 2004. Additional details on the recovery of New Mexico’s purchased power are discussed in Note 3 to the consolidated interim financial statements.

Operating Expenses

TNMP incurred operating expenses of $50.1 million for the quarter ended June 30, 2004, an increase of $4.4 million from the amount incurred during the corresponding period of 2003. For the six months ended June 30, 2004, TNMP incurred operating expenses of $98.1 million, an increase of $6.5 million from the amount incurred during the same period in 2003. Operating expenses include purchased power and transmission expense. These expenses increased $3.1 million and $4.0 million for the three and six months ended June 30, 2004, compared with the same periods in 2003.

The details in the changes of purchased power and transmission expense are discussed above in Gross Profit. The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses increased $0.2 million and $0.9 million for the quarter and six months ended June 30, 2004, compared with the same periods in 2003 respectively. The increases are due to expenses incurred in connection with TNMP’s true-up proceeding discussed in Note 3.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $0.9 million and $1.1 million for the three and six months ended June 30, 2004, compared with the corresponding periods in 2003. The increase is primarily related to higher ad valorem taxes.

Interest Expenses

Interest expenses decreased $1.8 million for the three months ended June 30, 2004, and increased $0.4 million for the six months ended June 30, 2004, as compared with the same periods in 2003. The $1.8 million second quarter decrease is primarily attributed to $3.1 million in charges associated with the termination of TNMP’s interest rate swap in the second quarter of 2003. Partially offsetting these charges are increased interest expenses, due to higher outstanding debt balances during the second quarter of 2004 as compared to the same period in 2003. For the six months ended June 30, 2004, interest expenses increased due to higher outstanding debt balances.

Extraordinary Item (net of taxes)

In the second quarter of 2004, TNMP recorded a loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The PUCT allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded cost. This decision resulted in a loss of $155.2 million before tax ($97.8 million after tax). TNMP recorded the $97.8 million after tax loss as an extraordinary item in the second quarter of 2004.

Financial Condition

TNP Liquidity

TNP’s main sources of liquidity, and its ability to service its debt, has depended primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement.

For the six months ended June 30, 2004, TNP’s cash flow from operations was $45.7 million higher than in the six months ended June 30, 2003. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase(Decrease)
Six Months Ended June 30, 2004 v. 2003
Cash paid in 2003 for natural gas options	$19.1
Increased cash flow from sales, net of purchased power payments	17.5
Decreased cash paid to suppliers	10.2
All other	(1.1)

TNP consolidated cash flow from operations	$45.7

In the first half of 2003, First Choice purchased natural gas options as part of a strategy to mitigate the risk of increasing natural gas prices. The purchases of natural gas options ended in the second half of 2003. Cash flow from sales net of purchased power payments increased due to increases in the price-to-beat fuel factor along with lower natural gas prices. The decreased payments to suppliers are primarily attributable to decreased transmission and distribution charges due to lower sales in 2004.

Stranded Cost Disallowance. As discussed in Note 3, in the second quarter of 2004 TNMP recorded an extraordinary loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The loss did not trigger any covenant violations at TNP or TNMP.

As a result of the extraordinary charge, TNMP’s equity balance was reduced to approximately 27 percent of its total capitalization. Due to the reduction in TNMP’s equity balance, management does not currently expect TNMP to pay dividends to TNP. Management believes that dividends from First Choice, payments under the tax sharing agreement, and cash on hand should be sufficient to meet TNP’s working capital requirements through the end of 2005.

Rating Actions. In June 2004, as a result of the PUCT true-up order, Moody’s downgraded TNP’s senior unsecured debt to B1 from Ba2, TNP’s subordinated debt to B2 from Ba3 and TNP’s preferred stock to B3 from B1. Also in June, Standard & Poor’s placed TNP’s ratings on credit watch negative, primarily as a result of the PUCT true-up order. In July 2004, Fitch downgraded TNP’s senior secured bank facility to B+ from BB, TNP’s senior subordinated notes to B from BB- and TNP’s preferred stock to CCC from B+, with a rating outlook of negative. Fitch cited the PUCT true-up order and weaker than expected 2004 results from FCP. TNP has no financial covenants or regulatory restrictions that are affected by the recent rating actions.

Subsequent to the announcement that PNM Resources has agreed to acquire TNP, Moody’s and Fitch revised their ratings outlook on TNP and TNMP to positive from negative, and Standard & Poor’s revised its rating outlook on TNP and TNMP to developing from negative.

First Choice Liquidity

First Choice Liquidity. As reported in the 2003 Annual Report on Form 10-K, First Choice and Constellation executed a new power supply agreement in October 2003 under which Constellation will supply First Choice the majority of its power requirements through the end of 2006. The new agreement included provisions that provided First Choice with sufficient credit for its operations. As a result, First Choice has secured supply to serve all of its forecasted commitments to existing competitive customers for 2004 at fixed prices. In addition, First Choice has fixed the price of energy for forecasted commitments to price-to-beat customers through November 2004.

First Choice implemented the new agreement with Constellation in three phases. Phase one began and ended in 2003. Phase two of the agreement began in December 2003 and ended on June 1, 2004. On that date, phase three commenced and First Choice transferred all of First Choice’s customers and receivables into a bankruptcy remote subsidiary, First Choice Power Special Purpose, LP (FCPSP or SPE), which operates as a retail electric provider, as discussed in Note 3. First Choice took this action in compliance with the PUCT order issued on March 16, 2004 that authorized First Choice’s request to transfer its customers to the SPE.

The SPE holds all customer contracts and wholesale power and natural gas contracts previously held by First Choice, with the exception of certain financial instruments held by First Choice for hedging purposes. Constellation received a lien against the assets of the SPE, including billed and unbilled receivables and all cash of the SPE and customer contracts and against the equity of the SPE, to cover settlement exposure and mark-to-market exposure rather than requiring the SPE to post alternate collateral for purchased power supply. In addition, the SPE is restricted by covenants that limit the size of the SPE’s unhedged market positions and require that sales by the SPE retain a positive retail margin. The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement. If, however, a change in electricity or gas forward prices increases Constellation’s credit exposure to the SPE beyond a limit based on Constellation’s liens in cash and accounts receivable, Constellation will have no obligation to supply additional customers of the SPE unless the SPE provides letters of credit or other collateral acceptable to Constellation, and the SPE will be constrained in its ability to sign up additional customers until that credit shortfall is corrected. In connection with the formation of the SPE, Constellation released TNMP from its $25 million guarantee of certain power supply obligations of First Choice.

Phase three commitments to supply power for new customers will continue until December 31, 2006, although Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires. The SPE may terminate the agreement upon thirty days prior notice to Constellation, for any reason, but the agreement and all liens securing the agreement remain in effect with respect to transactions entered into prior to the termination, until both parties have fulfilled all of their obligations with respect to such transactions or such transactions have been terminated for default or certain reasons related to regulatory changes. Provisions of the power supply agreements that by their terms survive termination would expire on their original expiration dates.

Management believes that First Choice’s cash flow from operations and cash on hand should be sufficient to meet First Choice working capital and credit needs and provide dividends to TNP through the end of 2005.

TNMP Liquidity

Affiliated Guarantee. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. On June 1, 2004, TNMP terminated this authority to guarantee the power supply obligations of First Choice upon First Choice’s establishment of FCPSP under authorization granted by the PUCT in Docket No. 29081. FCPSP has been established in connection with First Choice’s power supply agreement with Constellation.

Stranded Cost Disallowance. As discussed in Note 3, in the second quarter of 2004, TNMP recorded an extraordinary loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The loss did not trigger any covenant violations at TNMP.

Debt Repurchases. During the first six months of 2004, TNMP repurchased $7.3 million of its 6.25 percent Senior Notes due in 2009 and $1.1 million of its 6.125 percent Senior Notes due in 2008.

Rating Actions. In June 2004, as a result of the PUCT true-up order, Moody’s downgraded TNMP to Ba2 from Baa3, and identified the ratings outlook as negative. Also in June, Standard & Poor’s placed TNMP’s ratings on credit watch negative, primarily as a result of the PUCT true-up order. In July 2004, Fitch downgraded TNMP from BB+ to BB with a rating outlook of negative, primarily as a result of the PUCT true-up order. TNMP has no financial covenants or regulatory restrictions that are affected by the recent rating actions.

Subsequent to the announcement that PNM Resources has agreed to acquire TNP Enterprises, Moody’s and Fitch revised their ratings outlook on TNP and TNMP to positive from negative, and Standard & Poor’s revised its rating outlook on TNP and TNMP to developing from negative.

Cash Flow. Management believes that TNMP’s cash flow from operations and cash on hand should be sufficient to meet TNMP working capital and credit needs through the end of 2005.

Item 4. Controls and Procedures.

As of June 30, 2004, the Chief Executive Officer and Chief Financial Officer of TNP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of TNP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNP’s periodic SEC filings.

There have been no significant changes in TNP’s internal controls or in other factors that could significantly affect these controls during the three months ended June 30, 2004.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 3 and 9 for information regarding additional regulatory and legal matters.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(10.1)	Power Supply Service Agreement dated December 22, 2003 between First Choice Power Special Purpose, L.P. (as assignee of First Choice Power, L.P., f/k/a First Choice Power, Inc.) and Constellation Power Source, Inc. * (Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-d of the Securities Act of 1934, as amended.)

(10.2)	Amendment No. 1 to Power and Services Agreement dated June 1, 2004 between First Choice Power Special Purpose, L.P. and Constellation Power Services, Inc. * (Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-d of the Securities Act of 1934, as amended.)

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

TNMP filed an 8-K dated June 3, 2004 to report the decision of the true-up proceeding by the administrative law judges.

TNP and TNMP filed an 8-K on July 28, 2004 to report (a) the proposed acquisition of TNP by PNM Resources, Inc. and (b) the PUCT order in the true-up proceeding.

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: the outcome of any appeals of the PUCT order in the stranded cost true-up proceeding; the results of any future regulatory proceedings including the inclusion of the clawback liability in a rate adjustment proceeding; the outcome of efforts to re-establish the New Mexico FPPCAC; the payment of dividends by TNMP, First Choice or the FCPSP; the ability of TNP’s subsidiaries to adapt to open market competition; the ability of First Choice to attract and retain customers as competition moves forward; changes to First Choice purchased power costs resulting from the ERCOT settlement process; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP’s businesses; insurance coverage available for claims made in litigation; general business and economic conditions; price fluctuations in the electric power and natural gas markets; collections experience; These factors include risks and uncertainties relating to the receipt of regulatory approvals of the proposed acquisition of TNP by PNM Resources, Inc. (the “PNM Transaction”) the risks that the businesses will not be integrated successfully, the risk that the benefits of the PNM Transaction will not be fully realized or will take longer to realize than expected, the risk that TNP debt and preferred retirements will not occur as expected disruption from the PNM Transaction making it more difficult to maintain relationships with customers, employees, suppliers or other third parties, conditions in the financial markets relevant to the proposed transaction, interest rates, weather, fuel costs, changes in supply and demand in the market for electric power, wholesale power prices, market liquidity, the competitive environment in the electric and natural gas industries, state and federal regulatory and legislative decisions and actions, the outcome of legal proceedings and the performance of state, regional and national economies; and other factors described from time to time in TNP’s reports filed with the Securities and Exchange Commission. TNP wishes to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	TNP ENTERPRISES, INC.

Date: August 5, 2004	By	\s\ WILLIAM J. CATACOSINOS
William J. Catacosinos Chief Executive Officer

Date: August 5, 2004	By	\s\ THEODORE A. BABCOCK
Theodore A. Babcock Chief Financial Officer