Form 10-Q
period 2004-09-30
TNP ENTERPRISES INC
filed 2004-11-04
CIK 741612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

TNP Enterprises, Inc. And Subsidiaries

Quarterly Report on Form 10-Q for the period ended September 30, 2004

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
OPERATING REVENUES	$216,637	$252,687	$556,291	$659,933

OPERATING EXPENSES:
Purchased power	109,416	143,144	276,909	418,137
Other operating and maintenance	47,622	55,837	142,004	162,847
Accrual for payment (credit) to TNMP	—	3,589	(48)	4,008
Depreciation	7,541	7,277	22,471	21,597
Taxes other than income taxes	8,362	8,328	22,652	22,037

Total operating expenses	172,941	218,175	463,988	628,626

OPERATING INCOME	43,696	34,512	92,303	31,307

INTEREST CHARGES, PREFERRED DIVIDENDS, AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	15,535	15,416	46,620	43,915
Other interest and amortization of debt-related costs	1,097	2,669	3,330	6,035
Dividends on preferred stock and other	6,327	—	18,561	—
Carrying charges on deferred stranded costs	(928)	—	(928)	—
Other income and deductions, net	(334)	(787)	(1,378)	(1,663)

Total	21,697	17,298	66,205	48,287

INCOME (LOSS) BEFORE INCOME TAXES	21,999	17,214	26,098	(16,980)
Income tax expenses (benefits)	10,443	6,698	15,966	(6,452)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	11,556	10,516	10,132	(10,528)
Extraordinary item - disallowance of stranded costs, net of taxes (Note 3)	—	—	(97,836)	—

NET INCOME (LOSS)	11,556	10,516	(87,704)	(10,528)
Dividends on preferred stock and other	—	5,515	—	16,179

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$11,556	$5,001	$(87,704)	$(26,707)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)
NET INCOME (LOSS)	$11,556	$10,516	$(87,704)	$(10,528)

Other comprehensive income, net of tax:
Gas hedge, net of reclassification adjustment (Note 5)	(2,297)	(2,563)	(2,456)	(4,825)
Interest rate hedge, net of reclassification adjustment (Note 5)	255	364	702	(1,271)

Total other comprehensive income	(2,042)	(2,199)	(1,754)	(6,096)

COMPREHENSIVE INCOME (LOSS)	$9,514	$8,317	$(89,458)	$(16,624)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$528,387	$613,008
Purchased power costs paid	(276,484)	(389,594)
Natural gas option premiums paid	—	(19,642)
Cash paid for payroll and to other suppliers	(119,763)	(140,041)
Interest paid, net of amounts capitalized	(38,822)	(39,023)
Income taxes refunded	673	585
Other taxes paid	(21,975)	(19,877)
Other operating cash receipts and payments, net	863	751

NET CASH PROVIDED BY OPERATING ACTIVITIES	72,879	6,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and other investing activities	(34,519)	(28,361)

NET CASH USED IN INVESTING ACTIVITIES	(34,519)	(28,361)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances:
TNMP senior notes, net of discount	—	248,923
TNP senior secured credit facility	—	112,500
Repayments to TNMP/First Choice credit facility - net	—	(171,000)
Redemptions:
TNMP senior notes	(8,375)	—
TNP senior secured credit facility	(844)	(281)
TNP term loan	—	(71,300)
Financing and redemption costs	(1,033)	(5,534)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,252)	113,308

NET CHANGE IN CASH AND CASH EQUIVALENTS	28,108	91,114
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	117,788	16,690

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$145,896	$107,804

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net loss	$(87,704)	$(10,528)
Adjustments to reconcile net loss to net cash provided by operating activities:
Extraordinary item - disallowance of stranded costs, net of taxes	97,836	—
Accrued dividends on preferred stock and other	18,561	—
Accrual for payment (credit) to TNMP	(48)	4,008
Depreciation	22,471	21,597
Credit for Texas system benefit fund regulatory asset	(244)	(3,960)
Amortization of debt-related costs and other deferred charges	3,331	6,171
Carrying charges on deferred stranded costs	(928)	—
Allowance for funds used during construction	(661)	(693)
Deferred income taxes	28,070	1,573
Investment tax credits	(794)	(635)
Deferred purchased power and fuel costs	540	2,513

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(1,997)	(21,815)
Accounts payable	(4,567)	20,432
Accrued interest	8,108	9,333
Accrued taxes	(9,000)	(4,622)
Changes in other current assets and liabilities	(1,086)	(5,131)
Interest rate lock on issuance of senior notes	—	(4,162)
Other, net	991	(7,914)

NET CASH PROVIDED BY OPERATING ACTIVITIES	$72,879	$6,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Payment of dividends on preferred stock by issuance of additional preferred shares	$11,595	$10,080

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004 (Unaudited)	December 31, 2003
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$145,896	$117,788
Special deposits	3,081	2,520
Accounts receivable, net	96,984	94,987
Federal income tax receivable	20,293	—
Materials and supplies, at lower of cost or market	1,235	1,082
Gas hedges	1,435	6,237
Other current assets	4,130	2,914

Total current assets	273,054	225,528

UTILITY PLANT:
Electric plant	683,238	642,732
Construction work in progress	5,285	13,666

Total	688,523	656,398
Less accumulated depreciation	115,650	94,974

Net utility plant	572,873	561,424

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	1,273	1,273
Goodwill	270,256	270,256
Recoverable stranded costs	88,244	298,651
Regulatory tax assets	2,362	1,685
Deferred charges	48,996	49,956

Total long-term and other assets	411,131	621,821

	$1,257,058	$1,408,773

LIABILITIES AND SHAREHOLDER’S EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,125	$1,125
Accounts payable	50,287	57,379
Accrued interest	23,387	15,279
Accrued taxes	18,047	6,754
Accrued payroll and benefits	4,426	5,367
Customers’ deposits	7,999	6,342
Other current liabilities	5,697	5,689

Total current liabilities	110,968	97,935

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	—	40,844
Accumulated deferred income taxes	106,275	136,882
Accumulated deferred investment tax credits	2,564	18,459
Regulatory liability-accrued cost of removal	40,013	38,218
Deferred credits and other liabilities	52,958	52,283
Long-term debt, less current maturities	800,463	809,439
Redeemable cumulative preferred stock	181,100	162,538

Total long-term and other liabilities	1,183,373	1,258,663

COMMON SHAREHOLDER’S EQUITY
Common stock - no par value per share. Authorized 1,000,000 shares; issued 100 shares	100,000	100,000
Accumulated deficit	(136,197)	(48,493)
Accumulated other comprehensive income-gas hedge	888	3,344
Accumulated other comprehensive loss-other	(1,974)	(2,676)

Total common shareholder’s equity	(37,283)	52,175

COMMITMENTS AND CONTINGENCIES (Note 9)

	$1,257,058	$1,408,773

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

Note 2. Proposed PNM Resources, Inc., Acquisition of TNP Enterprises, Inc.

On July 24, 2004, SW Acquisition, L.P., the sole holder of TNP common stock, entered into an agreement (“Stock Purchase Agreement”) to sell all of the outstanding common stock of TNP to PNM Resources, Inc. (PNM Resources) for approximately $189 million comprised of equal amounts of PNM Resources common stock and cash. PNM Resources will also assume approximately $835 million of TNP’s net debt and senior redeemable cumulative preferred stock (“preferred securities”).

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

The transaction is subject to certain conditions, including, to the extent they are required, receipt of necessary orders or other actions by the Public Utility Commission of Texas (“PUCT”), New Mexico Public Regulation Commission (“NMPRC”), the Federal Energy Regulatory Commission (“FERC”), the Securities and Exchange Commission (“SEC”) and clearance under applicable federal anti-trust statutes. Information regarding the approval status in each jurisdiction is as follows:

Texas. On September 9, 2004, TNMP and PNM Resources filed a joint application with the PUCT seeking a finding that the acquisition is in the public interest. Various parties have intervened. The PUCT has adopted a schedule under which Management expects an order to be issued in April 2005.

New Mexico. On September 9, 2004, TNMP and PNM Resources filed a joint application with the NMPRC seeking approval of the acquisition. Various parties have intervened. The NMPRC has adopted a schedule under which hearings begin on March 28, 2005. Management expects that an order will be issued in the second quarter of 2005.

FERC. TNMP and PNM Resources expect to file a joint application requesting approval of the acquisition with FERC in late November 2004.

SEC. PNM Resources expects to file for all required SEC action in accordance with the timetables adopted by the SEC.

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

First Choice must offer customers that reside in TNMP’s service area, and whose loads are less than one megawatt, a regulated price, commonly called the price-to-beat. The price-to-beat will be offered through December 31, 2006, and First Choice cannot offer those customers any other rate before the loss of 40 percent of the energy consumed by its price-to-beat customers, or January 1, 2005, whichever occurs first. In January 2004, the PUCT approved a stipulation among TNMP and other parties, which found that First Choice had lost more than 40 percent of the energy consumed by its small commercial price-to-beat customers. As a result of the PUCT’s action, First Choice may offer small commercial customers who reside in TNMP’s service area rates other than the price-to-beat. First Choice remains below the 40 percent loss threshold with respect to residential price-to-beat customers. Accordingly, First Choice continues to be prohibited from offering rates other than the price-to-beat to residential customers in TNMP’s service area until January 1, 2005.

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

Special Purpose Entity. On June 2, 2004, First Choice established a wholly owned bankruptcy remote Special Purpose Entity (SPE). The SPE holds all customer contracts and wholesale power and gas contracts previously held by First Choice, with the exception of certain financial instruments held for hedging purposes. First Choice issued a filing with the PUCT on August 13, 2004, stating that it has complied with the terms of the final order in Docket No. 29081, which approved First Choice’s request to establish a bankruptcy remote SPE.

2004 True-Up Proceeding. On July 22, 2004, the PUCT issued its decision in TNMP’s stranded cost true-up proceeding in Docket No. 29206. The PUCT decision allows TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded costs. TNMP’s original request included approximately $307.6 million of stranded costs related to the sale of TNP One, which occurred in October 2002, and a credit of approximately $41.1 million related to TNMP’s over-recovered balance of fuel and energy-related purchased power costs.

The PUCT’s decision resulted in a loss of $155.1 million before an income tax benefit of $57.3 million ($97.8 million after tax). TNMP recorded the $97.8 million after tax loss as an extraordinary item in the second quarter of 2004. The loss was classified as an extraordinary item in accordance with SFAS 101, “Regulated Enterprises – Accounting for the Discontinuance of the Application of FASB Statement No. 71.”

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

In the third quarter of 2004, TNMP began accruing carrying charges on stranded costs for the period subsequent to the July 22, 2004 stranded cost order. In accordance with PUCT rules, TNMP is allowed to accrue and recover carrying charges on the stranded cost balance from the date of the final order.

On August 11, 2004, TNMP filed a motion for rehearing of the PUCT decision. On October 7, 2004, the PUCT denied all of TNMP’s motions for rehearing except for an issue related to a recent Texas Supreme Court ruling which addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas. A hearing is scheduled in December 2004. The sole issue under consideration is expected to be the recovery of carrying charges on the recoverable stranded costs retroactive to January 1, 2002, and a final order in the True-Up Proceeding is expected to be issued in the first quarter of 2005.

60-Day Rate Review. Sixty days following the issuance of a final stranded cost true-up order, TNMP is required to make a 60-Day Rate Review filing. The review will set rates for recovery of stranded costs, address the clawback liability and allow for a reset of First Choice price-to-beat rates.

Price-to-Beat Fuel Factor. Effective July 7, 2004, First Choice increased its price-to-beat fuel factor by 8.3% following the PUCT’s approval of a request that First Choice made in May 2004. First Choice estimates that the July 2004 increase in the price-to-beat fuel factor will increase annual revenues by approximately $9.0 million.

On October 29, 2004, First Choice filed to increase its price-to-beat fuel factor by 15.4%. The filing is in response to recent increases in market natural gas prices. First Choice estimates that the price-to-beat fuel factor will increase annual revenues by approximately $16.7 million. First Choice expects the PUCT to approve the increase in December 2004. The October 2004 price-to-beat fuel filing was First Choice’s second for 2004, the maximum number of changes to the price-to-beat fuel filing that First Choice is allowed to request for 2004.

Cities Rate Review. During the fourth quarter of 2003, several Texas cities passed resolutions requiring TNMP to file certain financial information with the cities so that the cities may determine whether TNMP’s transmission and distribution rates are reasonable. TNMP filed information in response to the resolutions in November 2003 and has responded to additional requests for information from the cities. Due to the passage of time, these rate reviews are no longer effective.

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

Amounts collected from February through June 2004 are subject to refund. In September 2004, the NMPRC authorized TNMP to begin collecting an interim FFPCAC effective October 1, 2004, subject to refund. Hearings on a permanent FFPCAC are scheduled for the fourth quarter of 2004. TNMP’s earnings were reduced by $0.1 million and $0.5 million after tax ($0.1 million and $0.8 million before tax) for the three and nine months ended September 30, 2004, respectively, as a result of the temporary expiration of FFPCAC.

SEC Holding Company Exemption. In July 2004, TNP was notified by the SEC that it appeared that TNP does not meet the formal requirements for exemption under the Public Utility Holding Company Act. TNP responded by filing information with the SEC that demonstrates that TNP does meet the exemption requirements. Through November 3, 2004, TNP has received no response from the SEC.

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

Financial Instruments with Characteristics of both Liabilities and Equity

TNP and TNMP adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), on December 31, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset. As a result of the adoption of SFAS 150, TNP reclassified the balance of its redeemable cumulative preferred stock at December 31, 2003, as a liability. For the nine months ended September 30, 2004, TNP classified dividends on preferred stock as interest expense. SFAS 150 does not permit the restatement of prior year expenses or balances of reclassified financial instruments. Accordingly, the dividends upon TNP’s redeemable preferred stock for periods prior to adoption have not been reclassified.

Accounting for Asset Retirement Obligations

TNP and TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. As a result of the adoption of SFAS 143, TNP and TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. Accordingly, TNMP has reclassified the estimated utility plant removal costs, which were $40.0 million and $38.2 million as of September 30, 2004 and December 31, 2003, respectively, from accumulated depreciation to a regulatory liability included in long-term and other liabilities on the balance sheet.

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

TNP Interest Rate Swaps. In October 2002, TNP executed a $70 million interest rate swap transaction designed to manage interest rate risk associated with the Senior Credit Facility. The swap terminated in October 2004. Under the terms of the swap, TNP paid a fixed rate of approximately 2.5 percent and received variable rates that were set at approximately 1.6 percent. As of September 30, 2004, the variable interest rate on the Senior Credit Facility was approximately 7.4 percent, including the effects of the swap.

The fair value of TNP’s swap as of September 30, 2004, was a liability of $0.1 million, which is recorded on its balance sheet in deferred credits and other liabilities.

The interest rate swap is designated as a cash flow hedge. The swap is highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three months and nine months ended September 30, 2004 and 2003, TNP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swap in other comprehensive income as shown in the following tables.

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$34	$(13)	$21	$(132)	$50	$(82)
Reclassification adjustments	169	(64)	105	641	(244)	397

Other comprehensive income (loss)	$203	$(77)	$126	$509	$(194)	$315

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$140	$(53)	$87	$(669)	$255	$(414)
Reclassification adjustments	239	(91)	148	619	(236)	383

Other comprehensive income (loss)	$379	$(144)	$235	$(50)	$19	$(31)

Over the next twelve months TNP anticipates that $0.1 million of unrealized after-tax losses will be reclassified from other comprehensive income to interest expense. The estimated amounts to be reclassified represent the earnings volatility that is avoided by using the interest rate swaps.

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

The interest rate swaps and the Treasury rate lock were designated as cash flow hedges. The instruments were highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three months and nine months ended September 30, 2004 and 2003, TNMP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swaps and Treasury rate lock in other comprehensive income as shown in the following tables.

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$—	$—	$—	$—	$—	$—
Reclassification adjustments	208	(79)	129	625	(238)	387

Other comprehensive income (loss)	$208	$(79)	$129	$625	$(238)	$387

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$—	$—	$—	$(5,922)	$2,256	$(3,666)
Reclassification adjustments	208	(79)	129	3,919	(1,493)	2,426

Other comprehensive income (loss)	$208	$(79)	$129	$(2,003)	$763	$(1,240)

TNMP displays cash flows from interest rate hedging transactions in the cash flow statement as cash flow from operations, in accordance with the provisions of SFAS No. 104, “Statement of Cash Flows-Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.”

Natural Gas Hedges. Beginning in the third quarter of 2003, First Choice took advantage of favorable conditions in the natural gas market to enter into natural gas swaps, fixing the price of a portion of its power supply. The fair value of the natural gas swaps as of September 30, 2004, was an asset of $1.4 million, which is recorded on TNP’s balance sheet as a current asset. For the three and nine months ended September 30, 2004, First Choice’s purchased power expense includes pre-tax gains of $0.9 million ($0.6 million after tax) and $9.1 million ($5.6 million after tax), respectively, related to the settlement of natural gas swaps and options.

In addition, First Choice recorded unrealized gains (losses), net of reclassification adjustments, associated with its natural gas hedges in other comprehensive income as shown in the following tables.

	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(2,800)	$1,067	$(1,733)	$5,082	$(1,936)	$3,146
Reclassification adjustments	(911)	347	(564)	(9,049)	3,447	(5,602)

Other comprehensive income (loss)	$(3,711)	$1,414	$(2,297)	$(3,967)	$1,511	$(2,456)

	Three Months Ended September 30, 2003			Nine Months Ended September 30, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(10,723)	$4,085	$(6,638)	$(17,651)	$6,725	$(10,926)
Reclassification adjustments	6,583	(2,508)	4,075	9,856	(3,755)	6,101

Other comprehensive income (loss)	$(4,140)	$1,577	$(2,563)	$(7,795)	$2,970	$(4,825)

First Choice also estimates that $0.9 million of unrealized after-tax gains related to natural gas swaps will be reclassified through other comprehensive income to purchased power expense.

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

The components of net periodic benefit cost of TNP’s employee benefit plans for the three and nine months ended September 30, 2004 and 2003 are shown in the following table (amounts in thousands).

	Pension Benefits Three Months Ended September 30,		Postretirement Benefits Three Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$523	$524	$104	$97
Interest cost	1,197	1,292	199	172
Expected return on plan assets	(1,598)	(1,559)	(88)	(78)
Amortization of prior service cost	5	5	—	—
Amortization of transitional (asset) or obligation	—	—	—	—
Recognized actuarial (gain) loss	501	419	107	55

Net periodic benefit cost	$628	$681	$322	$246

	Pension Benefits Nine Months Ended September 30,		Postretirement Benefits Nine Months Ended September 30,
	2004	2003	2004	2003
Components of net periodic benefit cost
Service cost	$1,568	$1,573	$308	$291
Interest cost	3,591	3,876	509	515
Expected return on plan assets	(4,529)	(4,867)	(236)	(240)
Settlements	—	163	—	—
Amortization of prior service cost	15	15	—	—
Recognized actuarial (gain) loss	1,505	1,257	209	164

Net periodic benefit cost	$2,150	$2,017	$790	$730

TNP reported expected 2004 contributions of $0.3 million to the pension plan and $1.0 million to the postretirement benefits plan in its 2003 Annual Report on Form 10-K. TNP does not expect that its 2004 contributions will vary significantly from the previously disclosed amounts.

Note 7. Related Party Transactions

In accordance with the SW Acquisition limited partnership agreement, TNP and Laurel Hill Capital Partners (Laurel Hill) are parties to a Management Services Agreement under which Laurel Hill provides certain management and financial advisory services to TNP. For the three and nine month periods ended September 30, 2004, TNP paid Laurel Hill $0.1 million and $0.4 million, respectively, under the agreement. During the same time periods in 2003, TNP paid Laurel Hill $0.3 million and $0.9 million, respectively.

TNP also incurred fees of $0.3 million and $0.8 million for the three and nine months ended September 30, 2004, for advisory services by the original limited partners of SW Acquisition, pursuant to provisions of the SW Acquisition limited partnership agreement.

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

The following tables present information about revenues, profits, and assets of TNP’s reportable segments (in thousands).

Three Months Ended September 30, 2004

	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$44,760	$171,877	$—	$216,637
Intercompany revenue	29,972	—	(29,972)	—
Purchased power	(19,628)	(89,788)	—	(109,416)
Other direct costs	(6,329)	(46,653)	29,542	(23,440)
Depreciation expense	(7,433)	(107)	(1)	(7,541)
Other operating expenses	(18,502)	(12,719)	(1,323)	(32,544)

Operating income (loss)	22,840	22,610	(1,754)	43,696
Other income and deductions, net	1,136	99	(6,300)	(5,065)
Interest charges	(6,971)	(100)	(9,561)	(16,632)

Income (loss) before taxes	17,005	22,609	(17,615)	21,999
Income taxes	(6,196)	(8,131)	3,884	(10,443)
Extraordinary Items - disallowance of stranded cost (net of taxes)	—	—	—	—

Net income (loss)	10,809	14,478	(13,731)	11,556
Dividends on preferred stock and other	—	—	—	—

Income (loss) applicable to common stock	$10,809	$14,478	$(13,731)	$11,556

Cash Flow Data

Cash received from sales to customers	$66,497	$161,704	$(27,900)	$200,301
Purchased power costs paid	(19,253)	(76,324)	—	(95,577)
Cash paid for payroll and to other suppliers	(10,208)	(9,350)	(1,121)	(20,679)
Transmission and distribution charges	—	(44,081)	27,471	(16,610)
Interest and other taxes paid	(7,801)	(1,995)	(2,112)	(11,908)
Intercompany dividends, income taxes refunded (paid), and other	(2,066)	(3,616)	5,921	239

Net cash provided by (used in) operations	27,169	26,338	2,259	55,766

Net cash used in investing activities, primarily additions to utility plant	(10,812)	(862)	—	(11,674)

Borrowings from (repayments of) credit facilities	—	—	(281)	(281)
Redemption of senior notes	—	—	—	—
Intercompany dividends	—	(12,000)	12,000	—
Other	—	—	—	—

Net cash provided by (used in) financing activities	$—	$(12,000)	$11,719	$(281)

Balance Sheet Data as of September 30, 2004

Cash and cash equivalents	$58,833	$68,283	$18,780	$145,896
Accounts receivable	34,274	76,604	(13,894)	96,984
Other current assets	30,388	2	(216)	30,174
Net utility plant	568,996	3,862	15	572,873
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	88,244	—	—	88,244
Other property, regulatory tax assets and deferred charges	31,381	39	21,211	52,631

Total assets	$812,116	$148,790	$296,152	$1,257,058

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	9,762	53,493	(12,968)	50,287
Other current liabilities	33,371	12,819	13,367	59,557
Accumulated deferred income taxes and investment tax credits	125,770	(7,204)	(9,727)	108,839
Deferred credits	24,022	15,878	13,058	52,958
Regulatory liability-accrued cost of removal	40,013	—	—	40,013
Long-term debt, less current maturities	415,495	—	384,968	800,463
Redeemable cumulative preferred stock	—	—	181,100	181,100
Common shareholder's equity	163,683	73,804	(274,771)	(37,284)

Total liabilities and shareholder's equity	$812,116	$148,790	$296,152	$1,257,058

Three Months Ended September 30, 2003

	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$40,054	$212,631	$2	$252,687
Intercompany revenue	29,899	—	(29,899)	—
Purchased power and fuel	(17,542)	(125,602)	—	(143,144)
Other direct costs	(5,257)	(60,125)	29,502	(35,880)
Depreciation expense	(7,197)	(79)	(1)	(7,277)
Other operating expenses	(14,273)	(16,243)	(1,358)	(31,874)

Operating income (loss)	25,684	10,582	(1,754)	34,512
Other income and deductions, net	783	(21)	25	787
Interest charges	(6,869)	(363)	(10,853)	(18,085)

Income (loss) before taxes	19,598	10,198	(12,582)	17,214
Income taxes	(7,295)	(3,681)	4,278	(6,698)

Net income (loss)	12,303	6,517	(8,304)	10,516
Dividends on preferred stock and other	—	—	5,515	5,515

Income (loss) applicable to common stock	$12,303	$6,517	$(13,819)	$5,001

Cash Flow Data

Cash received from customers	$69,951	$212,854	$(32,520)	$250,285
Purchased power and fuel costs paid	(16,060)	(140,534)	—	(156,594)
Natural gas option premiums paid	—	(495)	—	(495)
Cash paid for payroll and to other suppliers	(11,098)	(7,246)	(1,438)	(19,782)
Transmission and distribution charges	—	(59,683)	32,126	(27,557)
Interest and other taxes paid	(8,110)	(1,901)	(1,285)	(11,296)
Intercompany dividends, income taxes refunded (paid), and other	(3,000)	(20)	3,212	192

Net cash provided by (used in) operations	31,683	2,975	95	34,753

Net cash used in investing activities, primarily additions to utility plant	(8,238)	(44)	(5)	(8,287)

Borrowings from (repayments of) credit facilities	—	(7,000)	(70,781)	(77,781)
Issuance of senior notes, net of discount	—	—	—	—
Issuance of term loan under TNP senior credit facility	—	—	112,500	112,500
Intercompany dividends	—	—	—	—
Intercompany financing	—	25,000	(25,000)	—
Intercompany borrowing	—	—	—	—
Other	(176)	(322)	(2,704)	(3,202)

Net cash provided by (used in) financing activities	$(176)	$17,678	$14,015	$31,517

Balance Sheet Data as of September 30, 2003

Cash and cash equivalents	$65,218	$22,493	$20,093	$107,804
Accounts receivable	31,349	99,297	(14,447)	116,199
Other current assets	2,088	3,732	101	5,921
Net utility plant	511,316	2,810	22	514,148
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,748	—	—	298,748
Other property, regulatory tax assets and deferred charges	28,621	363	21,170	50,154

Total assets	$937,340	$128,695	$297,195	$1,363,230

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	8,602	67,207	(13,390)	62,419
Other current liabilities	35,344	9,297	3,697	48,338
Deferred purchased power and fuel costs	24,321	—	—	24,321
Accumulated deferred income taxes and investment tax credits	172,842	(11,149)	(10,169)	151,524
Deferred credits	24,142	16,733	11,072	51,947
Long-term debt, less current maturities	423,552	—	386,093	809,645
Redeemable cumulative preferred stock	—	—	156,631	156,631
Common shareholder’s equity	248,537	46,607	(237,864)	57,280

Total liabilities and shareholder’s equity	$937,340	$128,695	$297,195	$1,363,230

Nine Months Ended September 30, 2004

	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$127,117	$429,174	$—	$556,291
Intercompany revenue	74,337	—	(74,337)	—
Purchased power	(54,600)	(222,309)	—	(276,909)
Other direct costs	(19,001)	(123,715)	73,046	(69,670)
Depreciation expense	(22,186)	(282)	(3)	(22,471)
Other operating expenses	(54,186)	(36,292)	(4,460)	(94,938)

Operating income (loss)	51,481	46,576	(5,754)	92,303
Other income and deductions, net	2,022	201	(18,478)	(16,255)
Interest charges	(21,105)	(262)	(28,583)	(49,950)

Income (loss) before taxes	32,398	46,515	(52,815)	26,098
Income taxes	(11,245)	(16,656)	11,935	(15,966)
Extraordinary Items - disallowance of stranded cost (net of taxes)	(97,836)	—	—	(97,836)

Net income (loss)	(76,683)	29,859	(40,880)	(87,704)
Dividends on preferred stock and other	—	—	—	—

Income (loss) applicable to common stock	$(76,683)	$29,859	$(40,880)	$(87,704)

Cash Flow Data

Cash received from sales to customers	$177,757	$422,526	$(71,896)	$528,387
Purchased power costs paid	(53,909)	(222,575)	—	(276,484)
Cash paid for payroll and to other suppliers	(34,951)	(28,040)	(4,228)	(67,219)
Transmission and distribution charges	—	(123,162)	70,618	(52,544)
Interest and other taxes paid	(35,567)	(4,603)	(20,627)	(60,797)
Intercompany dividends, income taxes refunded (paid), and other	(2,945)	(7,552)	12,033	1,536

Net cash provided by (used in) operations	50,385	36,594	(14,100)	72,879

Net cash used in investing activities, primarily additions to utility plant	(33,163)	(1,356)	—	(34,519)

Borrowings from (repayments of) credit facilities	—	—	(844)	(844)
Redemption of senior notes	(8,375)	—	—	(8,375)
Intercompany dividends	(6,000)	(12,000)	18,000	—
Other	(921)	—	(112)	(1,033)

Net cash provided by (used in) financing activities	$(15,296)	$(12,000)	$17,044	$(10,252)

Balance Sheet Data as of September 30, 2004

Cash and cash equivalents	$58,833	$68,283	$18,780	$145,896
Accounts receivable	34,274	76,604	(13,894)	96,984
Other current assets	30,388	2	(216)	30,174
Net utility plant	568,996	3,862	15	572,873
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	88,244	—	—	88,244
Other property, regulatory tax assets and deferred charges	31,381	39	21,211	52,631

Total assets	$812,116	$148,790	$296,152	$1,257,058

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	9,762	53,493	(12,968)	50,287
Other current liabilities	33,371	12,819	13,367	59,557
Accumulated deferred income taxes and investment tax credits	125,770	(7,204)	(9,727)	108,839
Deferred credits	24,022	15,878	13,058	52,958
Regulatory liability-accrued cost of removal	40,013	—	—	40,013
Long-term debt, less current maturities	415,495	—	384,968	800,463
Redeemable cumulative preferred stock	—	—	181,100	181,100
Common shareholder’s equity	163,683	73,804	(274,771)	(37,284)

Total liabilities and shareholder’s equity	$812,116	$148,790	$296,152	$1,257,058

Nine Months Ended September 30, 2003

	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$115,263	$544,668	$2	$659,933
Intercompany revenue	83,816	—	(83,816)	—
Purchased power and fuel	(50,920)	(367,294)	77	(418,137)
Other direct costs	(15,616)	(162,702)	82,626	(95,692)
Depreciation expense	(21,374)	(219)	(4)	(21,597)
Other operating expenses	(47,939)	(41,221)	(4,040)	(93,200)

Operating income (loss)	63,230	(26,768)	(5,155)	31,307
Other income and deductions, net	1,631	91	(59)	1,663
Interest charges	(20,647)	(982)	(28,321)	(49,950)

Income (loss) before taxes	44,214	(27,659)	(33,535)	(16,980)
Income taxes	(16,031)	10,757	11,726	6,452

Net income (loss)	28,183	(16,902)	(21,809)	(10,528)
Dividends on preferred stock and other	—	—	16,179	16,179

Income (loss) applicable to common stock	$28,183	$(16,902)	$(37,988)	$(26,707)

Cash Flow Data

Cash received from customers	$188,758	$510,507	$(86,257)	$613,008
Purchased power and fuel costs paid	(49,192)	(340,185)	(217)	(389,594)
Natural gas option premiums paid	—	(19,642)	—	(19,642)
Cash paid for payroll and to other suppliers	(42,560)	(28,039)	(3,860)	(74,459)
Transmission and distribution charges	—	(150,657)	85,075	(65,582)
Interest and other taxes paid	(37,399)	(4,097)	(17,404)	(58,900)
Intercompany dividends, income taxes refunded (paid), and other	(9,969)	675	10,630	1,336

Net cash provided by (used in) operations	49,638	(31,438)	(12,033)	6,167

Net cash used in investing activities, primarily additions to utility plant	(28,087)	(271)	(3)	(28,361)

Borrowings from (repayments of) credit facilities	(171,000)	—	(71,581)	(242,581)
Issuance of senior notes, net of discount	248,923	—	—	248,923
Issuance of term loan under TNP senior credit facility	—	—	112,500	112,500
Intercompany dividends	(18,400)	—	18,400	—
Intercompany financing	—	35,000	(35,000)	—
Intercompany borrowing	(14,557)	14,557	—	—
Other	(1,583)	(568)	(3,383)	(5,534)

Net cash provided by (used in) financing activities	$43,383	$48,989	$20,936	$113,308

Balance Sheet Data as of September 30, 2003

Cash and cash equivalents	$65,218	$22,493	$20,093	$107,804
Accounts receivable	31,349	99,297	(14,447)	116,199
Other current assets	2,088	3,732	101	5,921
Net utility plant	511,316	2,810	22	514,148
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,748	—	—	298,748
Other property, regulatory tax assets and deferred charges	28,621	363	21,170	50,154

Total assets	$937,340	$128,695	$297,195	$1,363,230

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	8,602	67,207	(13,390)	62,419
Other current liabilities	35,344	9,297	3,697	48,338
Deferred purchased power and fuel costs	24,321	—	—	24,321
Accumulated deferred income taxes and investment tax credits	172,842	(11,149)	(10,169)	151,524
Deferred credits	24,142	16,733	11,072	51,947
Long-term debt, less current maturities	423,552	—	386,093	809,645
Redeemable cumulative preferred stock	—	—	156,631	156,631
Common shareholder’s equity	248,537	46,607	(237,864)	57,280

Total liabilities and shareholder’s equity	$937,340	$128,695	$297,195	$1,363,230

As of September 30, 2004, TNP had assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice. As discussed in Note 3, TNMP recorded an after tax loss of $97.8 million in the second quarter of 2004 related to the PUCT true-up proceeding regarding TNMP’s stranded costs. TNP did not assign goodwill to the Regulated Transmission and Distribution segment based upon the potential cash flows resulting from stranded cost recovery. Accordingly, the loss recorded as a result of the PUCT decision in the true-up proceeding did not result in impairment of the goodwill assigned to the Regulated Transmission and Distribution segment.

Note 9. Commitments and Contingencies

Energy Supply

Constellation Agreement. As reported in the 2003 Annual Report on Form 10-K, First Choice and Constellation executed a new power supply agreement in October 2003 under which Constellation will supply First Choice the majority of its power requirements through the end of 2006. The new agreement included provisions that provided First Choice with sufficient credit for its operations. As a result, First Choice has secured supply to serve most of its forecasted commitments to existing competitive customers for 2004 at fixed prices. In addition, First Choice has fixed the price of energy for forecasted commitments to price-to-beat customers through December 2004.

First Choice implemented the new agreement with Constellation in three phases. Phase one began and ended in 2003. Phase two of the agreement began in December 2003 and ended on June 1, 2004. On that date, phase three commenced and First Choice transferred all of First Choice’s customers and receivables into a bankruptcy remote subsidiary, First Choice Power Special Purpose, LP (SPE), which operates as a retail electric provider, as discussed in Note 3. First Choice took this action to comply with the PUCT order issued on March 16, 2004 that authorized the transfer of customers to the SPE.

The SPE holds all customer contracts and wholesale power and natural gas contracts previously held by First Choice. Constellation received a lien against the assets of SPE, including billed and unbilled receivables, all cash of the SPE, customer contracts, and the equity of the SPE, to cover the settlement exposure and mark-to-market exposure rather than requiring the SPE to post alternate collateral for purchase power supply. In addition, the SPE is restricted by covenants that limit the size of the SPE’s unhedged market positions and require that sales by the SPE retain a positive retail margin. The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement. If, however, a change in electricity or gas forward prices increases Constellation’s credit exposure to the SPE beyond a limit based on Constellation’s liens in cash and accounts receivable, Constellation will have no obligation to supply additional customers of the SPE unless the SPE provides letters of credit or other collateral acceptable to Constellation, and the SPE will be constrained in its ability to sign up additional customers until that credit shortfall is corrected. In connection with the formation of the SPE, Constellation released TNMP from its $25 million guarantee of certain power supply obligations of First Choice.

Phase three commitments to supply power for new customers will continue until December 31, 2006, although Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires. The SPE may terminate the agreement upon thirty days prior notice to Constellation, for any reason, but the agreement and all liens securing the agreement remain in effect with respect to transactions entered into prior to the termination, until both parties have fulfilled all of their obligations with respect to such transactions or such transactions have been terminated for default or certain reasons related to regulatory changes. Provisions of the power supply agreements that by their terms survive terminations would expire on their original expiration dates.

Environmental Site. In October, 2003, the Texas Commission on Environmental Quality (TCEQ) notified approximately fifty companies, including TNMP, that releases of hazardous substances had been documented from a site owned and operated by a vendor with whom those companies did business. TNMP purchased transformers from the vendor and also sent some transformers to the vendor for repair and/or disposal. The owner and operator of the site has filed for bankruptcy and the site is under the control of the bankruptcy trustee. In August 2004, fifteen of the companies identified by TCEQ as potentially responsible parties (PRPs), including TNMP, formed an initial working group to manage the remediation efforts and determine the allocation of responsibility among the PRPs. As a result of the initial allocation of responsibility, TNMP recorded a liability of $0.6 million for its share of the clean up of this site in the third quarter of 2004.

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

Customer Retention and Acquisition. At September 30, 2004, First Choice served approximately 166,000 customers at price-to-beat rates and approximately 54,000 customers at competitive rates. At September 30, 2003, First Choice served approximately 179,000 and 74,000 price-to-beat and competitive customers, respectively. In response to the factors discussed in Bad Debt and Delinquency, below, First Choice has not actively pursued mass market customers. Mass market customers who choose First Choice as their retail electric provider may be required to make a deposit before First Choice begins service.

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

The structure described above limited First Choice’s collection activities, and affected both bad debt expense and the level of delinquent accounts receivable. Bad debt expense as a percentage of operating revenues for First Choice was approximately 2.1 percent at September 30, 2004, compared with 1.6 percent at September 30, 2003. On average, delinquent accounts receivable were approximately 7.1 percent of monthly operating revenue for the nine months ended September 30, 2004, compared with a 4.6 percent delinquency rate for the nine months ended September 30, 2003.

As discussed in Note 3, the PUCT has implemented changes to the current customer protection rules. As a result, First Choice began disconnecting customers that reside outside of TNMP’s transmission and distribution service territory for nonpayment in June 2004. Prior to the change in customer protection rules, First Choice was only able to disconnect customers within TNMP’s transmission and distribution service territory for nonpayment. First Choice expects that both its bad debt and delinquency rates will decrease for competitive customers as it implements more aggressive credit and collection policies based on the new customer protection rules.

First Choice Energy Supply

Strategy for mitigating fluctuation in costs of energy supply. As reported in the 2003 Annual Report on Form 10-K, First Choice and Constellation executed a new power supply agreement in October 2003 under which Constellation will supply First Choice the majority of its power requirements through the end of 2006. The new agreement included provisions that provided First Choice with sufficient credit for its operations. As a result, First Choice has secured supply to serve most of its forecasted commitments to existing competitive customers for 2004 at fixed prices. In addition, First Choice has fixed the price of energy for forecasted commitments to price-to-beat customers through December 2004.

First Choice implemented the new agreement with Constellation in three phases. Phase one began and ended in 2003. Phase two of the agreement began in December 2003 and ended on June 1, 2004. On that date, phase three commenced and First Choice transferred all of First Choice’s customers and receivables into a bankruptcy remote subsidiary, First Choice Power Special Purpose, LP (SPE), which operates as a retail electric provider, as discussed in Note 3. First Choice took this action to comply with the PUCT order issued on March 16, 2004 that authorized the transfer of customers to the SPE.

The SPE holds all customer contracts and wholesale power and natural gas contracts previously held by First Choice. Constellation received a lien against the assets of SPE, including billed and unbilled receivables, all cash of the SPE, customer contracts, and the equity of the SPE, to cover the settlement exposure and mark-to-market exposure rather than requiring the SPE to post alternate collateral for purchase power supply. In addition, the SPE is restricted by covenants that limit the size of the SPE’s unhedged market positions and require that sales by the SPE retain a positive retail margin. The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement. If, however, a change in electricity or gas forward prices increases Constellation’s credit exposure to the SPE beyond a limit based on Constellation’s liens in cash and accounts receivable, Constellation will have no obligation to supply additional customers of the SPE unless the SPE provides letters of credit or other collateral acceptable to Constellation, and the SPE will be constrained in its ability to sign up additional customers until that credit shortfall is corrected. In connection with the formation of the SPE, Constellation released TNMP from its $25 million guarantee of certain power supply obligations of First Choice.

Phase three commitments to supply power for new customers will continue until December 31, 2006, although Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires. The SPE may terminate the agreement upon thirty days prior notice to Constellation, for any reason, but the agreement and all liens securing the agreement remain in effect with respect to transactions entered into prior to the termination, until both parties have fulfilled all of their obligations with respect to such transactions or such transactions have been terminated for default or certain reasons related to regulatory changes. Provisions of the power supply agreements that by their terms survive terminations would expire on their original expiration dates.

Load Forecasting. First Choice’s load fluctuates continuously due to among other things, customer additions and losses, changes in customers’ usage, severe or unexpected weather and timing of customer switching. First Choice continually monitors and revises its load forecast to account for changing customer loads (both price-to-beat and competitive). First Choice develops short-term load forecasts to identify short-term load surpluses and shortages, and to insure that hedges are in place to cover expected sales. To the extent these short-term load forecasts identify shortages, First Choice generally covers shortages through short-term power purchases. First Choice may cover off-peak shortages through purchases on the Electric Reliability Council of Texas (ERCOT) balancing market where off-peak prices are generally lower than can be contracted through short-term purchases.

The restructured power supply agreement with Constellation resulted in Constellation assuming the risks related to changes in expected customers’ usage and weather-related risks. First Choice retained the risks associated with customer attrition.

TNMP

TNMP provides transmission and distribution services within TNMP’s Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service. As of September 30, 2004, 35 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provided electric service to customers that accounted for approximately 50 percent of the energy delivered by TNMP for the nine months ended September 30, 2004 as compared to 58 percent for the same period last year. TNMP’s next largest customer was a non-affiliated retail electric provider that served customers that accounted for approximately 25 percent of the energy delivered by TNMP during the nine months ended September 30, 2004.

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

In addition, purchased power expenses are subject to adjustment due to revisions that ERCOT may make to the metered load of First Choice during ERCOT’s settlement process. Through September 30, 2004, First Choice has reduced purchased power expense by $2.3 million for the estimated ERCOT settlement adjustment for the year ended December 31, 2003.

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

Goodwill and Intangible Assets. TNP has goodwill related to the April 7, 2000 Merger that had a carrying value of $270.3 million as of September 30, 2004. TNP has apportioned the carrying value of the goodwill between its Regulated Transmission and Distribution segment and First Choice for purposes of evaluating carrying value. As of September 30, 2004, TNP had assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

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

Overall Results

TNP had net income applicable to common stock of $11.6 million for the quarter ended September 30, 2004, compared with net income applicable to common stock of $5.0 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, TNP had a loss applicable to common stock of $87.7 million compared with a loss applicable to common stock of $26.7 million for the nine months ended September 30, 2003. The changes in TNP’s earnings for the quarter and nine months ended September 30, 2004 are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months Ended September 30, 2004 v. 2003	Nine Months Ended September 30, 2004 v. 2003
Change in First Choice net income (loss)	$8.0	$46.8
Change in TNMP net income (loss)	(1.5)	(104.9)
TNP Preferred stock dividends	(0.8)	(2.4)
All other and intercompany eliminations	0.9	(0.5)

TNP consolidated net income	$6.6	$(61.0)

First Choice Results

First Choice had net income of $14.5 million for the quarter ended September 30, 2004, compared with a net income of $6.5 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, First Choice had net income of $29.9 million, compared with a net loss of $16.9 million for the nine months ended September 30, 2003. The changes in First Choice’s earnings for the quarter ended September 30, 2004 are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months Ended September 30, 2004 v. 2003	Nine Months Ended September 30, 2004 v. 2003
Changes in gross profit	$8.5	$68.5
Other operating and maintenance	3.5	4.9
All other (including income tax effects on the items above)	(4.0)	(26.6)

Change in First Choice net income (loss)	$8.0	$46.8

First Choice Gross Profit

The following table summarizes the components of First Choice gross profit (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Operating revenues	$171,877	$212,631	$(40,754)	$429,174	$544,668	$(115,494)
Transmission and distribution costs	46,653	56,536	(9,883)	123,763	158,694	(34,931)

Operating revenues, net of transmission and distribution costs	125,224	156,095	(30,871)	305,411	385,974	(80,563)
Purchased power	89,788	125,602	(35,814)	222,309	367,294	(144,985)
Clawback accrual	—	3,589	(3,589)	(48)	4,008	(4,056)

Gross profit	$35,436	$26,904	$8,532	$83,150	$14,672	$68,478

Transmission and distribution costs are included in the “Other operating and maintenance” line of TNP’s consolidated income statement. The following table summarizes the components of the change in First Choice’s gross profit for the three months and nine months ended September 30, 2004, compared with the same periods in 2003 (in thousands).

	Increase (Decrease)
	Three Months Ended September 30, 2004 v. 2003	Nine Months Ended September 30, 2004 v. 2003
Price variances
Changes in price-to-beat rates, primarily fuel factor increases	$6,970	$9,934
Changes in competitive rates	6,050	19,681
Decreased purchased power expenses attributable to lower prices	7,814	35,024

Quantity variances
Decreased sales to competitive customers, net of transmission and distribution charges	(32,558)	(71,575)
Decreased purchased power expenses attributable to lower sales to customers	38,258	110,852
Decreased sales to price-to-beat customers, net of transmission and distribution charges	(11,910)	(37,831)
Prior period ERCOT Settlements to purchased power expense	(10,259)	(891)
Clawback Expense	3,589	4,056
All other	578	(772)

Gross profit increase	$8,532	$68,478

Gross profit for the three and nine months ended September 30, 2004, increased $8.5 million and $68.5 million compared with the corresponding 2003 periods. The increase in both periods resulted from lower purchased power expenses and was partially offset by decreased revenues from competitive and price-to-beat customers.

Revenues from price-to-beat customers for the three and nine months ended September 30, 2004, net of transmission and distribution charges, decreased $4.9 million and $27.9 million, respectively, compared to the same period in 2003. The decrease was caused by milder weather conditions in 2004 compared to 2003, and a decrease in the number of price-to-beat customers.

Revenues from competitive customers, net of transmission and distribution charges, decreased $26.5 million and $51.9 million for the three and nine months ended September 30, 2004, respectively, compared with the three and nine months ended September 30, 2003. Decreased sales resulting from milder weather in 2004 compared to 2003 and the net decrease in customers were primarily responsible for the decrease in revenue. The decrease in sales was partially offset by increases in rates of $6.1 million and $19.7 million for the three and nine months ended September 30, 2004, respectively, compared with the three and nine months ended September 30, 2003. Beginning in the second quarter of 2003, First Choice charged competitive customers higher rates to offset increasing natural gas prices.

Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service. The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. During the three and nine months ended September 30, 2004, First Choice incurred transmission and distribution costs related to sales to price-to-beat and competitive customers of $46.7 million and $123.8 million, compared with $56.5 million and $158.7 million for the three and nine months ended September 30, 2003. As noted above, the decreases reflect a decrease in the number of price-to-beat and competitive customers along with lower weather-related sales for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

Purchased power expenses decreased $35.8 million and $145.0 million for the three and nine months ended September 30, 2004, respectively, compared with the amount incurred for the same period in 2003. Lower prices accounted for $7.8 million and $35.0 million of the decrease for the three and nine months ended respectively. Natural gas prices began to rise late in 2002 and spiked in March 2003. First Choice responded to the increases by purchasing natural gas options to mitigate the risk of increasing natural gas prices. Since that time, First Choice has restructured its purchase power agreement with Constellation. The new agreement included provisions that provided First Choice with sufficient credit for its operations, giving First Choice the ability to purchase natural gas at fixed prices, thereby locking in the cost of its energy supply. An additional $38.3 million and $110.9 million of the decrease resulted from a decrease in sales during the three and nine months ended September 30, 2004 compared with the three and nine months ended September 30, 2003 as discussed above. Also, for the three months ended September 30, 2004, prior period purchased power adjustments reduced gross profit by $10.3 million, when compared to the same period last year. The third quarter of 2003 included $7.7 million of reduction to purchased power related to ERCOT’s resettlement adjustments for 2002.

Other Operating and Maintenance

Other operating and maintenance expenses for the third quarter of 2004 decreased by $3.5 million compared with the same period in 2003. For the nine months ended September 30, 2004, other operating and maintenance expenses decreased by $4.9 million compared with the same period in 2003. The decreases resulted primarily from lower bad debt.

TNMP Results

TNMP had income applicable to common stock of $10.8 million for the quarter ended September 30, 2004, compared with income applicable to common stock of $12.3 million for the quarter ended September 30, 2003. For the nine months ended September 30, 2004, TNMP had a net loss of $76.7 million compared with income applicable to common stock of $28.2 million for the nine months ended September 30, 2003. The changes in TNMP’s earnings for the quarter and nine months ended September 30, 2004 are attributable to the factors listed below (in millions):

	Earnings Increase (Decrease)
	Three Months Ended September 30, 2004 v. 2003	Nine Months Ended September 30, 2004 v. 2003
Changes in gross profit	$1.6	$(4.8)
Other operating and maintenance	(3.7)	(4.5)
Taxes other than income taxes	(0.5)	(1.6)
Extraordinary Item (net of taxes)	—	(97.8)
All other (including income tax effects on the items above)	1.1	3.8

TNMP consolidated earnings decrease	$(1.5)	$(104.9)

TNMP Gross Profit

The following table summarizes the components of TNMP gross profit (in thousands).

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2003	Increase (Decrease)	2004	2003	Increase (Decrease)
Operating revenues	$74,732	$69,953	$4,779	$201,454	$199,079	$2,375

Purchased power	19,628	17,542	2,086	54,600	50,843	3,757
Transmission expense	6,329	5,257	1,072	19,001	15,616	3,385

Gross profit	$48,775	$47,154	$1,621	$127,853	$132,620	$(4,767)

Transmission expense is included in the “Other operating and maintenance” line of TNMP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the three and nine months ended September 30, 2004, compared with the same periods in 2003 (in thousands).

	Earnings Increase (Decrease)
	Three Months Ended September 30, 2004 v. 2003	Nine Months Ended September 30, 2004 v. 2003
Customer growth	$686	$1,967
Weather/customer usage related	796	(3,056)
Transmission revenues, net of expenses	(866)	(2,477)
Price/sales mix and other	401	(715)
Electric service revenues	(431)	(444)
Industrial	1,035	(42)

Gross profit increase (decrease)	$1,621	$(4,767)

Gross profit for the three months ended September 30, 2004, increased $1.6 million, or 3.4 percent compared with the corresponding 2003 period. The overall increase is driven by a $1.0 million increase in industrial revenue due to the timing of customer billings for the quarter, and by a $0.7 million increase associated with growth in customers. In addition operating revenues increased by $0.8 million, as average customer usage was slightly higher in the third quarter of 2003 versus the third quarter of 2004. Partially offsetting these increases were reductions in transmission revenues, net of expenses, of $0.9 million, resulting from an increase in expenses due to higher transmission costs from TXU Electric Delivery Company and Lower Colorado River Authority. In addition there was a $0.4 million decrease in electric service revenues due to lower disconnect and reconnect fees.

Gross profit for the nine months ended September 30, 2004, decreased $4.8 million, or 3.6 percent compared with the corresponding 2003 period. The overall decrease is attributed to a $3.1 million decrease in revenue due to milder weather, and to a $2.5 million increase in transmission costs from TXU Electric Delivery Company and Lower Colorado River Authority. Partially offsetting these reductions were increases in revenues of $2.0 million associated with growth in customers.

Purchased power expenses increased by $2.1 million and $3.8 million for the three and nine months ended September 30, 2004 compared with the amounts incurred during the same periods in 2003. Throughout 2003, TNMP recovered New Mexico purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC. This clause expired in February 2004 resulting in $0.1 million and $0.8 million reduction to purchased power recovery revenues for the three and nine months ended September 30, 2004. As discussed in Note 3, TNMP is taking step to reinstate the New Mexico purchased power adjustment clause in the fourth quarter of 2004.

Operating Expenses

TNMP incurred operating expenses of $51.9 million for the quarter ended September 30, 2004, an increase of $7.6 million from the amount incurred during the corresponding period of 2003. For the nine months ended September 30, 2004, TNMP incurred operating expenses of $150.0 million, an increase of $14.1 million from the amount incurred during the corresponding period of 2003.

Operating expenses include purchased power and transmission expense. Those expenses increased by $3.2 million and $7.1 million for the three and nine months ended September 30, 2004, compared with the same periods in 2003.

The details in the changes of purchased power and fuel, and transmission expense, are discussed above in “TNMP Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses increased by $3.7 million and by $4.5 million for the quarter and nine months ended September 30, 2004, compared with the same periods in 2003 respectively. The three and nine month increases are primarily attributable to a $3.1 million reduction to operating expenses in August 2003 related to the transfer of previously expensed System Benefit Fund costs from expense to a regulatory asset based on a PUCT ruling.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $0.5 million and $1.6 million for the three and nine months ended September 30, 2004, compared with the corresponding periods in 2003. The increase is primarily related to higher ad valorem taxes.

Extraordinary Item (net of taxes)

In the second quarter of 2004, TNMP recorded a loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The PUCT allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded cost. This decision resulted in a loss of $155.2 million before tax ($97.8 million after tax). TNMP recorded the $97.8 million after tax loss as an extraordinary item.

TNP Preferred Stock Dividends

Dividends on preferred stock increased $0.8 million and $2.4 million for the three and nine months ended September 30, 2004, respectively, compared with the corresponding periods in 2003. The increases are attributable to TNP paying dividends on preferred stock through the issuance of additional shares of preferred stock.

Financial Condition

TNP Liquidity

TNP’s main sources of liquidity, and its ability to service its debt, has depended primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement.

For the nine months ended September 30, 2004, TNP’s consolidated cash flow from operations was $66.7 million higher than in the nine months ended September 30, 2003. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase(Decrease)
Nine Months Ended September 30, 2004 v. 2003
Cash paid in 2003 for natural gas options	$19.6
Increased cash flow from sales, net of purchased power payments	28.5
Decreased cash paid to suppliers	20.3
All other	(1.7)

TNP consolidated cash flow from operations	$66.7

In the first half of 2003, First Choice purchased natural gas options as part of a strategy to mitigate the risk of increasing natural gas prices. The purchasing strategy of natural gas options ended in the second half of 2003. Cash flow from sales net of purchased power payments increased due to increases in the price-to-beat fuel factor along with lower natural gas prices. The decreased payments to suppliers are primarily attributable to decreased transmission and distribution charges due to lower sales in 2004.

Stranded Cost Disallowance. As discussed in Note 3, in the second quarter of 2004 TNMP recorded an extraordinary loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The loss did not trigger any covenant violations at TNP or TNMP.

As a result of the extraordinary charge, TNMP’s equity balance is currently 28 percent of its total capitalization. Due to the reduction in TNMP’s equity balance, management does not currently expect TNMP to pay dividends to TNP. Management believes that dividends from First Choice, payments under the tax sharing agreement, and cash on hand should be sufficient to meet TNP’s working capital requirements through the end of 2005.

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

First Choice Liquidity

First Choice Liquidity. As reported in the 2003 Annual Report on Form 10-K, First Choice and Constellation executed a new power supply agreement in October 2003 under which Constellation will supply First Choice the majority of its power requirements through the end of 2006. The new agreement included provisions that provided First Choice with sufficient credit for its operations. As a result, First Choice has secured supply to serve most of its forecasted commitments to existing competitive customers for 2004 at fixed prices. In addition, First Choice has fixed the price of energy for forecasted commitments to price-to-beat customers through December 2004.

First Choice implemented the new agreement with Constellation in three phases. Phase one began and ended in 2003. Phase two of the agreement began in December 2003 and ended on June 1, 2004. On that date, phase three commenced and First Choice transferred all of First Choice’s customers and receivables into a bankruptcy remote subsidiary, First Choice Power Special Purpose, LP (SPE), which operates as a retail electric provider, as discussed in Note 3. First Choice took this action to comply with the PUCT order issued on March 16, 2004 that authorized the transfer of customers to the SPE.

The SPE holds all customer contracts and wholesale power and natural gas contracts previously held by First Choice. Constellation received a lien against the assets of SPE, including billed and unbilled receivables, all cash of the SPE, customer contracts, and the equity of the SPE, to cover the settlement exposure and mark-to-market exposure rather than requiring the SPE to post alternate collateral for purchase power supply. In addition, the SPE is restricted by covenants that limit the size of the SPE’s unhedged market positions and require that sales by the SPE retain a positive retail margin. The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement. If, however, a change in electricity or gas forward prices increases Constellation’s credit exposure to the SPE beyond a limit based on Constellation’s liens in cash and accounts receivable, Constellation will have no obligation to supply additional customers of the SPE unless the SPE provides letters of credit or other collateral acceptable to Constellation, and the SPE will be constrained in its ability to sign up additional customers until that credit shortfall is corrected. In connection with the formation of the SPE, Constellation released TNMP from its $25 million guarantee of certain power supply obligations of First Choice.

Phase three commitments to supply power for new customers will continue until December 31, 2006, although Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires. The SPE may terminate the agreement upon thirty days prior notice to Constellation, for any reason, but the agreement and all liens securing the agreement remain in effect with respect to transactions entered into prior to the termination, until both parties have fulfilled all of their obligations with respect to such transactions or such transactions have been terminated for default or certain reasons related to regulatory changes. Provisions of the power supply agreements that by their terms survive terminations would expire on their original expiration dates.

Management believes that First Choice’s cash flow from operations and cash on hand should be sufficient to meet First Choice working capital and credit needs and provide dividends to TNP through the end of 2005.

TNMP Liquidity

Affiliate Guarantee. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. On June 1, 2004, TNMP terminated this authority to guarantee the power supply obligations of First Choice upon First Choice’s establishment of FCPSP under authorization granted by the PUCT in Docket No. 29081. FCPSP has been established in connection with First Choice’s power supply agreement with Constellation.

Stranded Cost Disallowance. As discussed in Note 3, in the second quarter of 2004, TNMP recorded an extraordinary loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The loss did not trigger any covenant violations at TNMP.

Debt Repurchases. During the first six months of 2004, TNMP repurchased $7.3 million of its 6.25 percent Senior Notes due in 2009 and $1.1 million of its 6.125 percent Senior Notes due in 2008. There were no additional debt repurchases in the third quarter of 2004.

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

Item 4. Controls and Procedures.

As of September 30, 2004, the Chief Executive Officer and Chief Financial Officer of TNP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of TNP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNP’s periodic SEC filings.

There have been no significant changes in TNP’s internal controls or in other factors that could significantly affect these controls during the three months ended September 30, 2004.

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

Statement Regarding Forward Looking Information

The discussions in this document that are not historical factors, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the facts that could cause the results to differ materially from expectations are the following: the outcome of any appeals of the PUCT order in the stranded cost true-up proceeding; the results of any future regulatory proceedings including the inclusion of the clawback liability in a rate adjustment proceeding; the outcome of efforts to re-establish the New Mexico FPPCAC; the payment of dividends by TNMP, First Choice or the FCPSP; the ability of TNP’s subsidiaries to adapt to open market competition; the ability of First Choice to attract and retain customers as competition moves forward; changes to First Choice purchased power costs resulting from the ERCOT settlement process; the effects of accounting pronouncements that may be issued periodically; changes in regulations affecting TNP’s businesses; insurance coverage available for claims made in litigation; general business and economic conditions; price fluctuations in the electric power and natural gas markets; collections experience. These factors include risks and uncertainties relating to the receipt of regulatory approvals of the proposed acquisition of TNP by PNM Resources, Inc. (the “PNM Transaction”), the risks that the businesses will not be integrated successfully, the risk that the benefits of the PNM Transaction will not be fully realized or will take longer to realize than expected, the risk that TNP debt and preferred retirements will not occur as expected, that the businesses will not be integrated successfully, and that disruption from the PNM Transaction making it more difficult to maintain relationships with customers, employees, suppliers or other third parties, additional factors include conditions in the financial markets relevant to the proposed transaction, interest rates, weather, fuel costs, changes in supply and demand in the market for electric power, wholesale power prices, market liquidity, the competitive environment in the electric and natural gas industries, state and federal regulatory and legislative decisions and actions, the outcome of legal proceedings and the performance of state, regional and national economies; and other factors described from time to time in TNP’s reports filed with the Securities and Exchange Commission. TNP wishes to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

(Registrant)	TNP ENTERPRISES, INC.

Date: November 3, 2004	By	\s\ WILLIAM J. CATACOSINOS
William J. Catacosinos
Chief Executive Officer

Date: November 3, 2004	By	\s\ THEODORE A. BABCOCK
Theodore A. Babcock
Chief Financial Officer