Form 10-K
period 2004-12-31
TNP ENTERPRISES INC
filed 2005-03-09
CIK 741612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

TNP ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Texas	4100 International Plaza, P. O. Box 2943, Fort Worth, Texas 76113	Commission File Number: 002-89800
(State of incorporation)	(Address and zip code of principal executive offices)

	Telephone number, including area code: 817-731-0099	75-1907501
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

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2004

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the factors that could cause the results to differ materially from expectations are:

•	the outcome of any appeals of the Public Utility Commission of Texas (PUCT) order in the stranded cost true-up proceeding;

•	the results of any future regulatory proceedings, including risks and uncertainties relating to the receipt of outstanding regulatory approvals of the proposed acquisition of TNP Enterprises, Inc. (TNP) by PNM Resources, Inc. (the PNM Transaction);

•	the payment of dividends by Texas-New Mexico Power Company (TNMP), First Choice Power, L.P. (FCP) or First Choice Power Special Purpose, L.P. (FCPSP) (FCP and FCPSP collectively, First Choice);

•	the ability of First Choice to attract and retain customers;

•	price fluctuations in the electric power and natural gas markets;

•	changes to First Choice purchased power costs resulting from the ERCOT settlement process;

•	changes in Electric Reliability Council of Texas (ERCOT) protocols;

•	collections experience;

•	the risks that the businesses of TNP and PNM Resources will not be integrated successfully after the PNM Transaction;

•	the risk that the benefits of the PNM Transaction will not be fully realized or will take longer to realize than expected,

•	the risk that TNP debt and preferred retirements will not occur as expected,

•	the risk that disruption from the PNM Transaction will make it more difficult to maintain relationships with customers, employees, suppliers or other third parties,

•	conditions in the financial markets relevant to the PNM transaction;

•	interest rates;

•	weather;

•	changes in supply and demand in the market for electric power;

•	market liquidity;

•	the competitive environment in the electric and natural gas industries;

•	state and federal regulatory and legislative decisions and actions;

•	the effects of accounting pronouncements that may be issued periodically;

•	insurance coverage available for claims made in litigation;

•	general business and economic conditions;

•	the outcome of legal proceedings and the performance of state, regional and national economies;

•	and other factors described from time to time in TNP’s reports filed with the Securities and Exchange Commission.

TNP wishes to caution readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

PART I

Item 1. BUSINESS

Introduction

TNP Enterprises Inc. (TNP), is a holding company that conducts its principal operations through its wholly-owned subsidiaries, Texas-New Mexico Power Company (TNMP), First Choice Power, L.P. (FCP) and First Choice Power Special Purpose, L.P. (FCPSP) (FCP and FCPSP collectively, First Choice). TNP has been wholly owned by SW Acquisition, L.P., (SW Acquisition) since April 7, 2000, the date of the closing of a merger transaction between TNP and ST Acquisition Corp (the ST Corp. Merger).

TNMP is a regulated utility operating in Texas and New Mexico. In Texas, it is a regulated utility engaged solely in the transmission and distribution of electricity. Its transmission and distribution network serves 85 municipalities and adjacent suburban and rural areas throughout its operating regions. Its operating regions include suburbs of Houston, Dallas and Galveston and rural areas throughout central, north and west Texas. Its Texas customers are retail electric providers operating within those areas. In New Mexico, it provides integrated electricity services in portions of southern New Mexico under traditional cost of service regulation, including transmitting, distributing, purchasing and selling electricity to New Mexico customers. It serves the load of its New Mexico customers under a long-term wholesale power contract with Public Service Company of New Mexico. Traditional cost-of-service regulation is a method of regulation that sets rates that TNMP can charge to its electricity customers based upon its cost of providing that service. The cost of providing that service includes a return of and on the capital that TNMP has invested and dedicated to providing electric service. TNMP’s predecessor was organized in 1925.

First Choice is a certified retail electric provider operating in Texas, which allows it to provide electricity to residential, small commercial and large commercial, industrial and institutional customers. First Choice performs all activities in Texas with Texas retail customers, including acquiring new retail customers, setting up retail accounts, handling customer inquiries and complaints, and acting as a liaison between the transmission and distribution companies and retail customers. First Choice was organized in 2000 to act as TNMP’s affiliated retail electric provider, as required by the Texas Electric Choice Act, the legislation that established retail competition in Texas (also known as Senate Bill 7).

First Choice consists of FCP and FCPSP. FCP converted from a corporation to a limited partnership in March 2004. On June 1, 2004, FCP established FCPSP, a wholly owned bankruptcy remote special purpose entity in connection with its power supply arrangement with Constellation Energy Commodities Group, Inc. (formerly known as Constellation Power Source, Inc.)(Constellation). FCPSP holds First Choice’s retail electric provider certificate issued by the Public Utility Commission of Texas (PUCT), all customer contracts and wholesale power and gas contracts previously held by FCP, with the exception of certain financial instruments held for hedging purposes. FCP provides personnel, operational and management services to FCPSP under a services agreement.

Prior to January 2002, TNMP provided integrated electricity services in Texas. In January 2002, it transferred its Texas retail operations to FCP. Through December 31, 2001, TNMP operated as an integrated electric utility in Texas, generating, transmitting and distributing electricity to customers in its Texas service territory. On January 1, 2002, with the advent of the deregulation of the generation and supply markets pursuant to Senate Bill 7, FCP began to provide retail electric service to all TNMP customers that did not select another retail provider and to customers that chose FCP to provide them with electric service. All classes of customers of most investor-owned Texas utilities can choose their retail electric provider. Municipal utilities and electric cooperatives may participate in the competitive marketplace, but to date, none have chosen to do so.

TNMP has two subsidiaries, Texas Generating Company, L.P. (TGC) and Texas Generating Company II, LLC (TGCII), whose predecessors were formed in the late 1980s to facilitate the financing of the construction of TNP One, TNMP’s sole power generation facility. TNMP, TGC and TGCII held title to TNP One until May and June 2001. At that time TNMP converted TGC and TGCII to their present forms, and consolidated the ownership of TNP One into TGC to comply with the provisions of Senate Bill 7. TNMP and TGC sold TNP One in October 2002. As a result of the sale, TGC and TGCII neither own property nor engage in any operating activities.

TNP and TNMP are Texas corporations. FCP and FCPSP are each Texas limited partnerships. FCP’s general partner, First Choice Power GP, LLC, and FCPSP’s general partner, First Choice Special Purpose GP, LLC, are each Delaware limited liability companies. TGC is a Texas limited partnership and TGC II is a Texas limited liability company. The executive offices of TNP, TNMP, FCP, FCPSP, TGC and TGC II are located at 4100 International Plaza, P.O. Box 2943, Fort Worth, Texas 76113 and the telephone number is (817) 731-0099. TNP also has an executive office located at 2 Robbins Lane, Suite 201, Jericho, NY 11753, with the telephone number (516) 933-3100. Unless otherwise indicated, all financial information in this report is presented on a consolidated basis.

Proposed PNM Resources, Inc., Acquisition of TNP Enterprises, Inc.

On July 24, 2004, SW Acquisition, L.P., the sole holder of TNP common stock, entered into an agreement (Stock Purchase Agreement) to sell all of the outstanding common stock of TNP to PNM Resources, Inc. (PNM Resources) for approximately $189 million comprised of equal amounts of PNM Resources common stock and cash. PNM Resources will also assume approximately $835 million of TNP’s net debt and senior redeemable cumulative preferred stock (preferred securities).

Under the terms of the agreement, TNP’s common shareholder will receive consideration, consisting of approximately 4.7 million newly issued PNM Resources shares and the remainder being paid in cash, subject to closing adjustments. PNM Resources shares were valued at $20.20 on the date the agreement was entered into. The final sale price will be based on the share price on the day of closing. PNM Resources shares closed at $26.24 on February 28, 2005. The existing indebtedness and preferred securities at TNP will be retired. All debt at TNMP, TNP’s wholly-owned electric utility subsidiary, will remain outstanding.

Based on the number of common shares outstanding on a fully diluted basis and taking into account additional equity issuances, following the transaction, PNM Resources’ shareholders would own 94 percent of PNM Resources’ common equity, and TNP’s shareholders would own approximately 6 percent.

The transaction is subject to certain conditions, including, to the extent they are required, receipt of necessary orders or other actions by the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC) and clearance under applicable federal anti-trust statutes. Information regarding the approval status in each jurisdiction is as follows:

Texas. On September 9, 2004, TNMP and PNM Resources filed a joint application with the PUCT seeking a finding that the acquisition is consistent with the public interest. Various parties intervened in the proceeding. In February 2005, TNMP and PNM Resources filed a stipulation settling all issues in the acquisition docket and providing for rate reductions by TNMP, timing of the 60-day rate review and effective dates for the resulting rates, extension or renewal of certain service quality and reliability commitments, a synergy savings rate credit to be effective after closing, and a finding that the acquisition is consistent with the public interest. Various parties, including the staff of the PUCT executed the stipulation and all parties agreed not to oppose its approval. Management expects the PUCT to find the acquisition to be consistent with the public interest and implement the stipulation no later than April 2005. See Note 3 – Regulatory Matters - Texas for additional information associated with the settlement.

New Mexico. On September 9, 2004, TNMP and PNM Resources filed a joint application with the NMPRC seeking approval of the acquisition. Various parties intervened in the proceeding. In February 2005, TNMP and PNM Resources filed a stipulation settling all issues in the acquisition docket including rate reductions by TNMP over five years, the sharing of synergy savings with customers of TNMP and various PNM Resources subsidiaries, and the agreement of the parties that the acquisition should be approved. Management expects that the NMPRC will approve the acquisition settlement in the second quarter of 2005. See Note 3 – Regulatory Matters – New Mexico for additional information associated with the settlement.

FERC. On December 23, 2004, TNMP and PNM Resources filed a joint application requesting approval of the acquisition. On January 28, 2005, El Paso Electric Company (EPE) filed a protest to the acquisition stating that EPE needed more information on competitive issues before the application could be approved. Xcel Energy also filed a motion to intervene in the matter but did not protest approval of the transaction. The application requested FERC to issue all necessary approvals by March 2, 2005.

SEC. During the first quarter of 2005, PNM Resources filed for all required action needed for approval of the acquisition by the SEC.

Federal Trade Commission. On February 2, 2005, PNM Resources received anti-trust clearance under the Hart-Scott-Rodino Act from the Federal Trade Commission.

The transaction is also subject to certain rights of termination by each party, including rights of termination in the event that required regulatory action is denied or not received. The Stock Purchase Agreement may also be terminated if the closing has not occurred on or prior to December 31, 2005.

TNMP’s Service Areas

TNMP serves a market niche of smaller- to medium-sized communities. TNMP provides electric service, either directly or through retail electric providers, to more than 255,000 customers in 85 Texas and New Mexico municipalities and adjacent rural areas. Only three of the 85 communities in TNMP’s service territory have populations exceeding 50,000. TNMP’s service territory is organized into two operating areas: Texas and New Mexico. In most areas that TNMP serves, it is the exclusive provider of transmission and distribution services.

Texas

TNMP’s Texas territory consists of three non-contiguous areas. One portion of this territory extends from Lewisville, which is approximately 10 miles north of DFW International Airport, eastward to municipalities near the Red River, and to communities north, west and south of Fort Worth. A second portion of its territory includes the area along the Texas Gulf Coast between Houston and Galveston, and a third includes areas of far west Texas between Midland and El Paso. In Texas, TNMP provides transmission and distribution service, through retail electric providers, to a variety of entities, including customers engaged in the agricultural, food processing, oil and gas, petrochemical, and tourism industries.

TNMP’s Texas operations lie entirely within the Electric Reliability Council of Texas (ERCOT) region. ERCOT is the independent system operator that is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT region, which is located entirely within Texas and serves about 85 percent of the electrical load in Texas.

New Mexico

TNMP’s non-contiguous New Mexico service territories include areas in southwest and south central New Mexico. TNMP engages in the transmission, distribution, purchase and sale of electricity to residential customers and a variety of commercial and industrial entities, including customers engaged in mining and agriculture, with copper mines as the major industrial customer.

Franchises and Certificates of Public Convenience and Necessity

Texas and New Mexico laws do not require an electric utility to execute a franchise agreement with a municipality to be entitled to provide or continue to provide electrical service within the municipality. A franchise agreement does, however, document the mutually agreeable terms under which the service will be provided within a municipality. TNMP holds 79 franchises with terms ranging from 15 to 50 years, three franchises with five year terms, one franchise with a ten year term and two franchises with indefinite terms from the 85 municipalities to which TNMP provides electric service. These franchises will expire on various dates from 2005 to 2039. Three Texas franchises, Sweeny, Lewisville, and Texas City, and one New Mexico franchise, Silver City, are scheduled to expire in 2005. These franchises account for approximately 21 percent of total company revenues. The Texas City franchise is currently renewed on a month-to-month basis. TNMP intends to negotiate and execute new or amended franchise agreements with these municipalities to be effective before the existing franchises expire. The sales within the 85 franchises currently contribute approximately 64 percent of TNMP’s total revenues. The remainder of TNMP’s revenues are earned from service provided to facilities in TNMP’s service area that lie outside the territorial jurisdiction of the municipalities with which TNMP has franchise agreements.

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

First Choice’s Service Areas

First Choice had approximately 219,000 customers in Texas as of December 31, 2004. This number consists of approximately 163,000 price-to-beat customers and 56,000 customers (residential, commercial, and aggregated municipalities) acquired through competition. The price-to-beat customers are former customers of TNMP that have chosen to remain with First Choice, TNMP’s affiliated retail electric provider. First Choice focuses its competitive customer acquisition efforts in the major metropolitan areas that are open to electric choice within ERCOT, including Dallas-Fort Worth, Houston, Corpus Christi, and McAllen-Harlingen. First Choice is one of 15 retail electric providers competing for mass market customers (residential and small commercial), and one of 59 retail electric providers competing for large commercial, and aggregated municipal customers. At December 31, 2004, First Choice’s gigawatt-hour (GWH) sales market share in competitive regions of ERCOT was approximately 2.9 percent.

ERCOT

TNMP and First Choice are both members of ERCOT. The ERCOT independent system operator, or ISO, is responsible for maintaining reliable operations of the bulk electric power supply system in the electric market served by ERCOT. Its responsibilities include ensuring that information relating to a customer’s choice of retail electric provider is conveyed in a timely manner to anyone needing the information. It is also responsible for ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers in the ERCOT region. The ERCOT ISO does not operate a centrally dispatched pool and does not procure energy on behalf of its members other than to maintain the reliable operation of the transmission system. The ERCOT ISO also serves as agent for procuring ancillary services for those who elect not to secure their own ancillary services requirements.

Members of ERCOT include retail customers, investor and municipal owned electric utilities, rural electric cooperatives, river authorities, independent generators, power markets and retail electric providers. The electric market served by ERCOT operates under the reliability standards set by the North American Electric Reliability Council. The PUCT has primary jurisdictional authority over the electric market served by ERCOT and the reliability of electricity across Texas’ main interconnected power grid.

Seasonality of Business

First Choice experiences increased sales and operating revenues during the summer months as a result of increased air conditioner usage in hot weather. In 2004 approximately 41 percent of First Choice’s consolidated annual revenues were recorded in June, July, August, and September.

TNMP’s sales and operating revenues remain relatively constant throughout the year. A significant portion of TNMP’s revenues are based on customer peak loads which are set annually and do not fluctuate with monthly Kilowatt-Hour (Kwh) consumption. TNMP’s quarterly revenues were 23 percent, 24 percent, 28 percent and 25 percent of total revenues for the 1st, 2nd, 3rd and 4th quarters of 2004, respectively.

Sources and Cost of Energy

First Choice

First Choice assumed the energy supply activities of TNMP in Texas on January 1, 2002. The competitive market created under the provisions of Senate Bill 7 contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat twice a year to recognize changes in natural gas prices. Also, as discussed in Note 3, 60 days following the issuance of a final stranded cost true-up order, TNMP is required to make a rate review filing. Under the Texas acquisition settlement described in Note 2, shortly before the PUCT’s order in TNMP’s 60-day rate case review becomes final, the PUCT will adjust First Choice’s fuel factor portion of the price-to-beat downward if natural gas prices are below the prices embedded in the then-current factor. As a result of these competitive market conditions, changes in the market prices of fuel and purchased power will affect First Choice’s operating results. To manage this risk, First Choice has established a strategy to mitigate the effects of changing prices.

Strategy for Mitigating Fluctuation in Costs of Energy Supply. In 2003, First Choice and Constellation executed a three-year power supply agreement that resulted in Constellation being the primary supplier of power for First Choice’s customers, both price-to-beat and competitive. The Constellation agreement allows First Choice to execute a risk management policy that establishes limits upon the amount of risk that First Choice may assume. First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. In addition, First Choice can use its ability to change the price-to-beat fuel factor to mitigate fluctuations in the cost of its price-to-beat energy supply and use various financial instruments to hedge against the risk of adverse changes in natural gas prices.

Benefits Provided by Constellation Agreement. As part of the agreement, and as discussed in Note 12, First Choice granted a security interest in its accounts receivable to Constellation, which has provided First Choice with sufficient credit for its operations. As a result, First Choice has locked in prices for price-to-beat customers’ supply through May 2005, and has secured supply to serve all of its forecasted commitments to existing price-to-beat and competitive customers through 2006. First Choice has secured fixed price supply for fixed price sales contracts for approximately 86 percent of its competitive load through 2006. For the remaining competitive load, First Choice has secured supply at rates that fluctuate with natural gas prices. First Choice has the ability, on 45 days notice, to change the rate billed to these competitive customers. First Choice has secured supply to serve its forecasted commitments to price-to-beat customers through 2006 at prices that currently vary with monthly natural gas prices. To mitigate the risk of changes to monthly natural gas prices, First Choice has the ability to file with the PUCT to change the price-to-beat twice each year, in the event of significant changes in natural gas prices, or use financial instruments, as discussed previously.

Load Forecasting Risks. First Choice’s load fluctuates continuously due to among other things, customer additions and losses, changes in customers’ usage, severe or unexpected weather and timing of customer switching. First Choice continually monitors and revises its load forecast to account for changing customer loads (both price-to-beat and competitive). First Choice develops short-term load forecasts to identify short-term load surpluses and shortages, and to ensure that hedges are in place to cover expected sales. To the extent these short-term load forecasts identify shortages, First Choice covers shortages through short-term power purchases or through purchases on the ERCOT balancing market.

The power supply agreement with Constellation resulted in Constellation assuming weather related risks. First Choice retained the risks associated with customer attrition.

New Mexico

TNMP purchases all electricity for its New Mexico customers’ needs and energy-scheduling services under terms of a long-term wholesale power contract with Public Service Company of New Mexico (PNM). Purchases under the contract are at fixed rates to provide price stability to TNMP’s New Mexico customers. The contract extends through December 2006. PNM is a wholly-owned subsidiary of PNM Resources.

To maintain a reliable power supply for its New Mexico customers and to coordinate interconnected operations, TNMP is a member of the Western Electricity Coordinating Council.

New Mexico Purchased Power Recovery. TNMP is allowed to recover all New Mexico purchased power costs through a Fuel and Purchased Power Cost Adjustment Clause (FPPCAC) authorized by the NMPRC. The purchased power recovery factor changes monthly to reflect over-collections or under-collections of purchased power costs. As described in Note 3, the FPPCAC temporarily expired in February 2004 but was reinstated in October 2004.

Purchased Power Costs

During 2004, TNP’s consolidated average cost per Kwh of purchased power was 4.9 cents. In 2003, TNP’s consolidated average cost of purchased power was 5.4 cents per Kwh.

The following table illustrates the composition of TNP’s sources of electric energy in 2004.

	Percent of Energy Provided
Purchased Power	First Choice Texas	TNMP New Mexico
Firm contracts expiring in 2004	22%	—
Firm contracts expiring in 2006
Constellation	78%	—
PNM	—	100%

Total	100%	100%

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

In addition to regulation as a utility, TNMP’s facilities are regulated by the Environmental Protection Agency and Texas and New Mexico environmental agencies. During 2002, TNMP incurred expenses related to air, water, and solid waste pollution abatement (including ash removal) of approximately $3.1 million. Substantially all of TNMP’s environmental expenses were incurred at TNP One, which TNMP sold in October 2002.

In October, 2003, the Texas Commission on Environmental Quality (TCEQ) notified approximately 50 companies, including TNMP, that releases of hazardous substances had been documented from a site owned and operated by a vendor with whom those companies did business. TNMP purchased transformers from the vendor and also sent some transformers to the vendor for repair and/or disposal. The owner and operator of the site has filed for bankruptcy and the site is under the control of the bankruptcy trustee. In August 2004, 15 of the companies identified by TCEQ as Potentially Responsible Parties (PRPs), including TNMP, formed an initial working group to manage the remediation efforts and determine the allocation of responsibility among the PRPs. As a result of the initial allocation of responsibility, in 2004, TNMP recorded a liability of $0.6 million for its share of the clean up of this site.

First Choice operates under a certificate issued by the PUCT and is subject to PUCT rules concerning various aspects of customer service and protection. The PUCT also has the authority to approve and, in limited circumstances, change the price-to-beat First Choice charges to its customers.

Employees and Executive Officers

At December 31, 2004, TNP, First Choice and TNMP had 804 employees. The employees are not represented by a union or covered by a collective bargaining agreement. Management believes relations with its employees are good. Executive officers of TNP are elected annually by and serve at the discretion of the board of directors.

The executive officers of TNP and the presidents of its principal operating subsidiaries are as follows:

Name	Age	Position
William J. Catacosinos	74	Chairman & Chief Executive Officer, TNP
Michael E. Bray	57	President & Chief Operating Officer, TNP
Theodore A. Babcock	50	Chief Financial Officer, TNP
Jack V. Chambers	55	President, TNMP
Manjit S. Cheema	50	President, First Choice and Treasurer, TNP
Kathleen A. Marion	50	Corporate Secretary, TNP

William J. Catacosinos has been Chairman and Chief Executive Officer of TNP since the closing of the ST Corp. Merger in April 2000 and serves on TNMP’s board of directors. He was President of TNP from April 2000 until January 2004. Since November 1998, Dr. Catacosinos has also served as Managing Partner of Laurel Hill Capital Partners. Dr. Catacosinos was Chairman and Chief Executive Officer of Long Island Lighting Company (LILCO) from January 1984 to July 1998. Dr. Catacosinos is a director of Preservation Sciences, Inc., a company in St. Petersburg, Florida, that researches, develops and markets preservatives and preservative technologies for food, beverage and industrial products; and of International Coal Group, a publicly held coal company.

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

Theodore A. Babcock joined TNP upon the closing in April 2000 of the ST Corp. Merger as Chief Financial Officer. Since 1999, Mr. Babcock has been a Managing Director of Laurel Hill. From 1996 to 1998, Mr. Babcock served as Vice President and Treasurer of LILCO.

Jack V. Chambers was named Chairman, President & Chief Executive Officer of TNMP in April 2001. Prior to that time, Mr. Chambers had served as Senior Vice President & Chief Operations Officer of TNMP since October 2000. Mr. Chambers was Senior Vice President and Chief Customer Officer of TNMP from 1994 until October 2000, and Senior Vice President of TNP from April 1996 until the closing of the ST Corp. Merger in April 2000.

Manjit S. Cheema was elected President of First Choice in August 2001 and Treasurer of TNP in May 2000. He was Senior Vice President & Chief Financial Officer of TNMP from July 1996 until August 2002. Mr. Cheema was Senior Vice President & Chief Financial Officer of TNP from May 1997 until the closing of the ST Corp. Merger in April 2000.

Kathleen A. Marion joined TNP in April 2000 upon the closing of the ST Corp. Merger as Corporate Secretary. Since 1999, Ms. Marion has been Executive Administrator of Laurel Hill. From 1994 to 1998, she served as Vice President of Corporate Services and Corporate Secretary of LILCO.

Item 2. PROPERTIES

Transmission and Distribution Facilities

TNMP’s facilities are located within its Texas and New Mexico service areas. TNMP’s Texas transmission and distribution facilities are located in three non-contiguous areas. One area extends from Lewisville, which is approximately 10 miles north of DFW International Airport, eastward to municipalities near the Red River, and to communities north, west and south of Fort Worth. A second area includes portions of Galveston and Brazoria counties, located along the Texas Gulf Coast between Houston and Galveston, and a third includes areas of far west Texas between Midland and El Paso, extending from the cities of Kermit and Pecos south to Fort Stockton and Sanderson. TNMP’s New Mexico transmission and distribution facilities are located in southwest and south central New Mexico, including the cities of Alamogordo, Ruidoso, Silver City, Lordsburg and surrounding communities.

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

Administrative and Service Facilities

TNP’s, TNMP’s, and First Choice’s corporate headquarters are located in Fort Worth, Texas. Office space is leased through December 31, 2008. TNP also has an office in Jericho, New York, which is leased through May 1, 2006.

TNMP owns or leases 26 construction centers or other office facilities in Texas and New Mexico. First Choice owns or leases local offices in 20 of the Texas municipalities it serves. In addition to these facilities, TNMP owns or leases offices in 12 Texas communities that are shared with First Choice.

Item 3. LEGAL PROCEEDINGS

Since 1998, TNMP has been engaged in litigation in the state and federal courts with Power Resource Group, Inc. (PRG) involving the effectiveness of certain PUCT rules that implement Public Utility Regulatory Policy Act (PURPA) regulations. PRG claims that if the FERC regulations had been properly implemented in Texas, TNMP would have been required to make a long-term purchase of electricity from PRG. Currently, PRG is appealing to the United States District Court of Appeals for the Fifth Circuit, the ruling in favor of TNMP and the PUCT by the United States District Court for the Western District of Texas. The District Court denied PRG’s claims that: (1) the PUCT’s rules inappropriately implemented the PURPA statute and FERC implementing rules; (2) the District Court should direct the PUCT to promulgate new rules implementing PURPA to PRG’s satisfaction; and (3) the District Court should direct that the new rules, as required to be adopted, be applied to PRG’s claim against TNMP as if such rules existed from the beginning of the dispute. The District Court determined that PRG’s claim was an “as applied” claim over which the Court had no jurisdiction. TNMP is defending the appeal to the Fifth Circuit and continues to believe that it will be successful in defending against PRG’s claims.

Information regarding additional regulatory and legal matters is provided in Notes 3 and 12.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders in the fourth quarter of 2004.

PART II

Item 5. MARKET FOR REGISTRANTS’ COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

TNP has no publicly traded shares of common stock outstanding.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data of TNP for 2000 through 2004.

	2004	2003	2002	2001	2000
	(Dollars in thousands)
TNP ENTERPRISES, INC.
For the years ended December 31, Consolidated results
Operating revenues	$718,880	$835,493	$687,371	$658,914	$644,035	(1)
Income (loss) before extraordinary item and the cumulative effect of change in accounting(2)	$22,233	$(18,193)	$32,235	$10,160	$5,061	(1)
Net income (loss) (3)	$(75,603)	$(18,193)	$32,235	$8,990	$5,061	(1)
At December 31, Total assets Capitalization	$1,291,937	$1,408,773	$1,274,736	$1,298,322	$1,356,885
Long-term debt, including current maturities	$801,381	$810,564	$691,795	$780,611	$860,127
Preferred stock	187,878	162,538	140,452	121,191	104,393
Common shareholders’ equity	(29,680)	52,175	90,083	78,811	86,620

Total capitalization	$959,579	$1,025,277	$922,330	$980,613	$1,051,140

Capitalization ratios
Long-term debt, including current maturities	83.5%	79.1%	75.0%	79.6%	81.8%
Preferred stock	19.6	15.8	15.2	12.4	9.9
Common shareholders’ equity	(3.1)	5.1	9.8	8.0	8.3

Total capitalization	100.0%	100.0%	100.0%	100.0%	100.0%

(1)	Includes information of Predecessor company for January 1, 2000 through April 7, 2000, the period prior to the ST Corp. Merger.
(2)	Reflects a change in the method of accounting for major maintenance costs in 2001.
(3)	Reflects an extraordinary item of $97.8 million (net of tax) related to the disallowance of stranded costs in Texas in 2004 as described in Note 3.

TEXAS-NEW MEXICO POWER COMPANY

SELECTED OPERATING STATISTICS

	2004	2003	2002(1)	2001	2000
Operating revenues (in thousands):
Residential	$92,434	$92,026	$102,464	$264,704	$231,953
Commercial	91,662	92,083	94,052	210,378	176,635
Industrial	50,779	44,145	42,089	173,885	172,908
Sales for resale (2)	—	—	53,806	12,499	12,350
Other	34,790	21,234	11,496	(9,934)	50,189

Total	$269,665	$249,488	$303,907	$651,532	$644,035

Sales (MWH):
Residential	2,682,425	2,688,719	2,622,978	2,555,472	2,582,081
Commercial	2,205,300	2,159,359	2,095,666	2,089,978	2,069,046
Industrial	2,174,261	2,220,335	1,958,920	4,166,178	4,610,059
Sales for resale (2)	—	—	1,978,194	291,958	281,017
Other	112,994	113,574	110,592	99,884	101,563

Total	7,174,980	7,181,987	8,766,350	9,203,470	9,643,766

Number of customers (at year-end):
Residential	219,006	215,589	210,936	205,712	202,759
Commercial	35,932	35,729	34,979	33,654	34,345
Industrial	107	109	114	117	116
Sales for resale (2)	—	—	—	—	16
Other	867	828	835	802	788

Total	255,912	252,255	246,864	240,285	238,024

Revenue statistics:
Average annual use per residential customer (Kwh)	12,354	12,606	12,554	12,451	12,805
Average annual revenue per residential customer (dollars)(1)	426	431	490	1,290	1,150
Average revenue per Kwh sold per residential customer (cents)(1)	3.45	3.42	3.91	10.36	8.98
Average revenue per Kwh sold total sales (cents)(1)	3.76	3.47	3.47	7.08	6.68

Net generation and purchases (MWH):
Generated	—	—	2,010,606	2,349,380	2,215,236
Purchased	1,139,070	993,441	1,106,924	7,145,034	7,686,302

Total	1,139,070	993,441	3,117,530	9,494,414	9,901,538

Average cost per Kwh purchased (cents)(3)	6.67	6.83	5.85	4.58	4.01

Employees (year-end)	604	584	578	748	830

(1)	In early 2002, Texas operations became unbundled in accordance with Senate Bill 7. Texas statistics therefore are primarily associated with the transmission and distribution of electricity to retail customers and the generation and sale of electricity from TNP One generating plant (sold on October 31, 2002). New Mexico operations remain unchanged from prior years.
(2)	Sales for resale in 2002, include the sale of output from TNP One until it was sold on October 31, 2002.
(3)	After the unbundling of Texas operations in early 2002, average cost per Kwh purchased reflects the cost of New Mexico power supply only.

FIRST CHOICE POWER, INC. AND SUBSIDIARIES

SELECTED OPERATING STATISTICS

	2004	2003	2002
Operating revenues (in thousands):
Residential	$269,176	$293,185	$209,467
Commercial	227,652	288,424	187,621
Aggregated cities	48,890	96,406	68,812

Total revenue from billed sales	545,718	678,015	465,900
Unbilled and other revenue	(1,037)	17,285	39,356

Total	$544,681	$695,300	$505,256

Sales (MWH):
Residential	2,476,737	2,855,472	2,325,096
Commercial	2,799,586	3,916,657	2,633,021
Aggregated cities	613,113	1,321,035	997,197

Total	5,889,436	8,093,164	5,955,314

Number of customers (at year end) (1) :
Residential	178,324	194,996	180,220
Commercial	35,485	38,951	31,858
Aggregated cities	5,038	13,960	11,112

Total	218,847	247,907	223,190

Revenue statistics:
Average annual use per residential customer (Kwh)	13,531	14,396	14,559
Average annual revenue per residential customer (dollars)	1,471	1,478	1,312
Average revenue per Kwh sold per residential customer (cents)	10.87	10.27	9.01
Average revenue per Kwh sold total sales (cents)	9.27	8.38	7.82

Net purchases (MWH)	6,159,522	8,565,053	6,851,130

Average cost per Kwh purchased (cents)	4.68	5.27	3.62

Employees (year-end)	194	155	158

(1)	First Choice defines a customer as an entity that has received a bill for electric service in the billing month. As such, customer counts shown above and elsewhere in this report do not include entities that have chosen First Choice as their retail electric provider, but have yet to receive a bill.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Price-to-Beat. First Choice must offer customers that take service in TNMP’s service area, and whose loads are less than 1 megawatt a regulated price, commonly called the price-to-beat. The price-to-beat will be offered through December 31, 2006, and First Choice could not offer those customers any other rate before the loss of 40 percent of the energy consumed by its price-to-beat customers, or January 1, 2005, whichever occurred first. In January 2004, the PUCT approved a stipulation among TNMP and other parties, which found that First Choice had lost more than 40 percent of the energy consumed by its small commercial price-to-beat customers. As a result of PUCT’s action, First Choice has been authorized to offer small commercial customers who reside in TNMP’s service area rates other than the price-to-beat since January 2004. First Choice remained below the 40 percent loss threshold with respect to residential price-to-beat customers through December 31, 2004, As of January 1, 2005, First Choice may offer prices lower than the price-to-beat to residential customers in TNMP’s service area.

Customer Retention and Acquisition. At December 31, 2004, First Choice served approximately 163,000 customers at price-to-beat rates and approximately 56,000 customers at competitive rates. At December 31, 2003, First Choice served approximately 176,000 and 72,000 price-to-beat and competitive customers, respectively. In response to the factors discussed in Bad Debt and Delinquency, below, First Choice did not actively pursue mass market customers in 2004. Mass market customers who choose First Choice as their retail electric provider are required to pass a credit check or make a deposit before First Choice begins service. In 2005, First Choice will reevaluate its strategy with regard to marketing to the mass market.

Bad Debt and Delinquency. On June 1, 2004, several changes to customer protection rules in Texas became effective. Of the changes, the rules related to disconnection for non-payment and the required amount of a customer deposit are having the greatest impact on First Choice. The new rule for disconnection for non-payment states that if a customer does not make a payment or payment arrangement until after the final due date specified in the disconnect notice, the retail electric provider is allowed to disconnect the customer. The previous rule only allowed the retail electric provider to terminate service and drop the customer to the retail electric provider that was affiliated with the customer’s transmission and distribution service provider, or to the provider of last resort for non-payment. The new rule for the required amount of deposit states that the deposit shall not exceed the greater of one-fifth of the estimated annual billing or the sum of the next two month’s estimated billings. The previous rule stated that the deposit could not exceed the greater of one-sixth of the estimated annual billing or the sum of the next two month’s estimated billings.

The structure described above limited First Choice’s collection activities prior to June 1, 2004 and affected both bad debt expense and the level of delinquent accounts receivable. First Choice’s bad debt and delinquency rates have decreased for competitive customers as it has implemented more aggressive credit and collection policies based on the new customer protection rules. Bad debt expense as a percentage of operating revenues for First Choice was approximately 1.6 percent for the seven months of 2004 after June 1st, compared with 1.9 percent for the twelve months ended December 31, 2003. On average, delinquent accounts receivable were approximately 4.5 percent of monthly operating revenue for the seven months ended December 31, 2004, as compared with a 6.0 percent delinquency rate for the twelve months ended December 31, 2003.

TNMP

TNMP provides transmission and distribution services within TNMP’s Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service. As of December 31, 2004, 36 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provided electric service to customers that accounted for approximately 49 percent of the energy delivered by TNMP for the year ended December 31, 2004. TNMP’s next largest customer was a non-affiliated retail electric provider that served customers that accounted for approximately 24 percent of the energy delivered by TNMP during the year ended December 31, 2004.

Senate Bill 7 provides for recovery of stranded costs, which is the difference between the regulatory value of TNMP’s investment in generation assets and the market price for energy in a competitive market. On January 22, 2004, TNMP filed its true-up proceeding with the PUCT. On July 22, 2004, the PUCT issued its decision in TNMP’s stranded cost true-up proceeding in Docket No. 29206. The PUCT decision allows TNMP to recover a true-up balance of $87.3 million of the $266.5 million that TNMP requested. The $87.3 million is composed of stranded costs of $128.1 million reduced by an over-recovered fuel balance of $40.8 million

In the third quarter of 2004, TNMP began accruing carrying charges on stranded costs for the period subsequent to the July 22, 2004 stranded cost order. In accordance with PUCT rules in effect at the time that TNMP filed its true-up proceeding, TNMP is allowed to accrue and recover carrying charges on the stranded cost balance from the date of the final order.

On August 11, 2004, TNMP filed a motion for rehearing of the PUCT decision. On October 7, 2004, the PUCT denied all of TNMP’s motions for rehearing except for an issue related to a June 2004 Texas Supreme Court ruling that addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas. The hearing was held in December 2004. In accordance with the June 2004 Texas Supreme Court ruling, and consistent with the application in the true-up case of another utility, TNMP expects to recover $41.7 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004. Accordingly, TNMP recorded $27.2 million of carrying charges for the period January 1, 2002 through July 21, 2004, in the fourth quarter of 2004. In accordance with provisions within SFAS 92 – Regulated Enterprises – Accounting for Phase-In Plans, TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges. TNMP was prohibited from income statement recognition of $14.5 million associated with the equity portion of the carrying charges until the receipt of those amounts from customers. A final order in the true-up proceeding is expected to be issued in the second quarter of 2005.

Critical Accounting Policies

The accounting policies that TNP employed in the preparation of the consolidated financial statements are discussed in Note 1. TNP is required to use estimates in order to prepare the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. Those estimates include accruals for estimated revenues for electricity delivered from the latest billing date to the end of the accounting period and estimated purchased power and power delivery expenses incurred but not billed at the end of the accounting period. The use of these estimates is customary in the electric utility industry. Estimated revenues, purchased power and power delivery expenses are adjusted to the actual amounts billed or incurred in the following month. In addition, purchased power expenses are subject to adjustment due to revisions that ERCOT may make to the metered load of First Choice during ERCOT’s settlement process. These adjustments may occur several months after the actual usage and the amounts of these adjustments can be significant.

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

Carrying Charges on Stranded Costs. As discussed above, TNMP expects to recover an estimated $41.7 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004. TNMP recorded $27.2 million of carrying charges for the period January 1, 2002 through July 21, 2004, in the fourth quarter of 2004. TNMP’s estimate of allowable carrying charges is based on the Supreme Court ruling, and the PUCT’s application of that ruling in a previous true up case of another utility. A final order in TNMP’s true-up proceeding is expected to be issued in the second quarter of 2005. Action taken by the PUCT could affect the ultimate recovery of accrued carrying costs.

Goodwill and Intangible Assets. TNP has goodwill related to the ST Corp. Merger that had a carrying value of $270.3 million as of December 31, 2004. As discussed in Note 11, TNP has apportioned the carrying value of the goodwill between its Regulated Transmission and Distribution segment and First Choice. As of December 31, 2004, TNP had assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires TNP to test goodwill for impairment at least annually and more frequently when indicators of impairment exist. TNP performed its annual goodwill impairment test as of December 31, 2004, and concluded that the fair value of the goodwill related to the ST Corp. Merger exceeded its carrying value. To determine the fair value of the goodwill, TNP utilized the PNM Resources proposed acquisition price discussed in Note 2.

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

Results of Operations

2004 Compared With 2003

Overall Results

For the year ended December 31, 2004, TNP had a loss applicable to common stock of $75.6 million compared with a loss applicable to common stock of $40.3 million for the year ended December 31, 2003. The changes in TNP’s earnings for 2004 compared with 2003 are attributable to the factors listed below (in millions):

Earnings Increase(Decrease)
2004 v. 2003
Change in First Choice net income (loss)	$43.8
Change in TNMP net income (loss)	(76.5)
Change in TNP Preferred stock dividends	(3.3)
All other and intercompany eliminations	0.7

TNP consolidated earnings decrease	$(35.3)

First Choice Results

For the year ended December 31, 2004, First Choice had a net income of $30.5 million, compared with a loss of $13.3 million for the year ended December 31, 2003. The changes in First Choice’s earnings for 2004 compared with 2003 are attributable to the factors listed below (in millions):

Earnings Increase(Decrease)
2004 v. 2003
Changes in gross profit	$61.9
Other operating and maintenance	6.4
All other (including income tax effects on the items above)	(24.5)

Change in First Choice net income (loss)	$43.8

First Choice Gross Profit

The following table summarizes the components of First Choice gross profit (in thousands).

	2004	2003	Increase (Decrease)
Operating revenues	$544,681	$695,300	$(150,619)
Transmission and distribution costs	161,413	206,996	(45,583)

Operating revenues, net of transmission and distribution costs	383,268	488,304	(105,036)

Purchased power and fuel	288,007	451,684	(163,677)
Clawback accrual	(48)	3,201	(3,249)

Gross profit	$95,309	$33,419	$61,890

Transmission and distribution costs are included in the “Other operating and maintenance” line of TNP’s consolidated income statement. The clawback accrual is shown on the income statement as “Accrual for payment to TNMP”. The following table summarizes the components of the change in First Choice’s gross profit for 2004 compared with 2003 (in thousands).

Increase (Decrease)
2004 v. 2003
Price variances
Decreased purchased power expenses attributable to lower prices	$34,410
Increase in competitive rates	23,248
Increase in price-to-beat rates, primarily fuel factor increases	10,254

Quantity variances
Decreased purchased power expenses attributable to lower sales	129,841
Decreased sales to competitive customers, net of transmission and distribution charges	(89,912)
Decreased sales to price-to-beat customers, net of transmission and distribution charges	(42,452)
All other	(3,499)

Gross profit increase	$61,890

Gross profit for the year ended December 31, 2004, increased $61.9 million compared with the corresponding 2003 period. The increase resulted primarily from the decreased purchase power expense and increases to both competitive and price-to-beat rates.

Revenues from price-to-beat customers, net of transmission and distribution charges, decreased $32.2 million for the year ended December 31, 2004, compared with the year ended December 31, 2003. The decrease was caused by milder weather conditions in 2004 compared to 2003, and a decrease in the number of price to beat customers. The decrease was partially offset by the increase of price-to-beat rates.

Revenues from competitive customers, net of transmission and distribution charges, decreased $66.7 million for the year ended December 31, 2004, compared with the year ended December 31, 2003. Decreased sales resulting from milder weather in 2004 compared to 2003, and the net decrease in customers were primarily responsible for the decrease in revenue. The decrease in sales was partially offset by increases in rates of $23.2 million. During 2004, First Choice charged competitive customers higher rates to offset increasing natural gas prices.

Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service. The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. For the year ended December 31, 2004, First Choice incurred transmission and distribution costs related to sales to price-to-beat and competitive customers of $161.4 million, compared with $207.0 million for the year ended December 31, 2003.

Purchased power and fuel expenses decreased $163.7 million for the year ended December 31, 2004, compared with the amount incurred in the same period in 2003. Decreases in sales accounted for $129.8 million, and decreases in the cost of fuel were responsible for $34.4 million of the decrease. As energy prices began to increase, First Choice responded by seeking increases in the price-to-beat fuel factor and by purchasing natural gas hedges to mitigate the risk of increasing natural gas prices. The current purchase power agreement with Constellation allows First Choice the ability to purchase natural gas at fixed prices, thereby locking in the cost of its energy supply.

Other factors affecting the change in gross profit included in All Other are; (1) a reduction to gross profit of $5.6 million recorded in 2004 at First Choice for transmission and distribution charges paid by First Choice in excess of amounts billed to First Choice customers. The difference primarily resulted from impaired data flows within the ERCOT market in 2002 and 2003, and as a result, First Choice and other retail electric providers had difficulty determining when to transfer ownership of customers that had switched from one retail electric provider to another. This resulted in delays in customer billings. PUCT rules, which restrict back-billing for consumption prior to 6 months, prevented First Choice from billing some of those customers. First Choice and the other market participants have been working to correct the impaired data flows and have made considerable progress. In December 2004, as a result of improvements in internal processes for estimating the amount of transmission and distribution charges not billed, First Choice recorded the gross profit reduction, and; (2) during 2003, First Choice increased its pre-tax reserve related to a provision of Senate Bill 7, commonly known as the clawback, by $3.2 million. The clawback provision requires First Choice to credit TNMP with the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. First Choice’s clawback liability is addressed through PUCT true-up proceedings as discussed in Note 3.

Other Operating and Maintenance

For the year ended December 31, 2004, other operating and maintenance expenses decreased $6.4 million compared with the same period in 2003. The decrease resulted from lower bad debt expense of $5.4 million and lower marketing expenses.

TNMP Results

For the year ended December 31, 2004, TNMP had a loss applicable to common stock of $51.2 million compared with income applicable to common stock of $25.3 million for the twelve months ended December 31, 2003. The changes in TNMP’s earnings for 2004 compared with 2003 are attributable to the factors listed below (in millions):

Earnings Increase(Decrease)
2004 v. 2003
Changes in gross profit	$8.5
Other operating and maintenance	(3.1)
Taxes other than income taxes	(1.7)
Carrying charges on regulatory assets	32.0
Extraordinary item (net of taxes)	(97.8)
All other (including income tax effects on the items above)	(14.4)

Change in TNMP net income (loss)	$(76.5)

TNMP Gross Profit

The following table summarizes the components of TNMP’s gross profit (in thousands).

	2004	2003	Increase (Decrease)
Operating revenues	$269,665	$249,488	$20,177
Purchased power	76,017	67,825	8,192
Transmission expenses	25,339	21,858	3,481

Gross Profit	$168,309	$159,805	$8,504

Transmission expense is included in the “Other operating and maintenance” line of TNMP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the year ended December 31, 2004, compared with the same period in 2003 (in thousands).

Increase(Decrease)
2004 v. 2003
Texas final fuel reconciliation disallowance	$15,698
Customer growth	2,447
Weather related	(3,690)
Transmission revenue, net	(2,878)
Electric service revenues	(1,278)
New Mexico purchased power cost recovery	(878)
Price/sales mix and other	(917)

Gross profit increase	$8,504

Gross profit for the year ended December 31, 2004, increased $8.5 million, or 5.3 percent compared with the corresponding 2003 period. The increase is driven by a $15.7 million disallowance of fuel and energy-related purchased power costs that occurred in the final fuel reconciliation in Texas in 2003. The final fuel reconciliation balance was included in the stranded costs true-up balance discussed in Note 3. Additionally, gross profit increased by $2.4 million due to revenues associated with a growth in customers.

Partially offsetting the increases in gross profit were lower revenues of $3.7 million related to milder than normal weather in 2004 compared to 2003. Transmission revenues, net of transmission costs, decreased by $2.9 million in 2004 compared with 2003 driven primarily by higher costs from TXU Electric Delivery Company and Lower Colorado River Authority. Additionally, electric service revenues decreased by $1.3 million primarily due to fewer customer disconnects in 2004.

Purchased power expenses, associated with TNMP New Mexico operations, increased by $8.2 million in 2004, compared with the amounts incurred in 2003. Throughout 2003, TNMP recovered all purchased power costs through the fuel and purchased power cost adjustment clause (FPPCAC) authorized by the NMPRC. The FPPCAC clause temporarily expired in February 2004 and was reinstated in October 2004, resulting in unrecovered purchased power costs of $0.9 million in 2004.

Operating Expenses

For the year ended December 31, 2004, TNMP incurred operating expenses of $201.2 million, an increase of $17.5 million from the amount incurred during the corresponding period of 2003.

Increases in purchased power and transmission expenses of $11.7 million are discussed above in “TNMP Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses increased $3.1 million for the year ended December 31, 2004, compared with the same period in 2003. The increase is primarily attributable to a $3.1 million reduction to operating expenses in August 2003 related to the transfer of previously expensed System Benefit Fund costs from expense to a regulatory asset based on a PUCT ruling.

Taxes Other Than Income Taxes

Taxes other than income taxes increased $1.7 million for the year ended December 31, 2004, compared with the corresponding 2003 period. The increase is primarily related to higher ad valorem taxes.

Carrying Charges on Regulatory Assets

During 2004, TNMP recorded $31.0 million of carrying charges associated with its stranded costs in Texas. Of that amount, $27.2 million of carrying charges are related to the period January 1, 2002 through July 21, 2004. These charges resulted from a June 2004 Texas Supreme Court ruling that addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas. Additionally, TNMP recorded carrying charges of $1.0 million related to other regulatory assets in Texas and New Mexico. In accordance with provisions within SFAS 92 – Regulated Enterprises – Accounting for Phase-In Plans, TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges, TNMP was prohibited from income statement recognition of $17.1 million associated with the equity portion of the carrying charges until the actual receipt of those amounts from customers.

Extraordinary Item (net of taxes)

In the second quarter of 2004, TNMP recorded a loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The PUCT allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded cost. This decision resulted in a loss of $155.2 million before tax ($97.8 million after tax). TNMP recorded the $97.8 million after tax loss as an extraordinary item in accordance with the requirements of SFAS 101 – Regulated Enterprises – accounting for the discontinuance of the application of FASB Statement No.71.

TNP Preferred Stock Dividends

Dividends on preferred stock increased $3.3 million for the year ended December 31, 2004, compared with the corresponding period in 2003. The increase is attributable to TNP paying dividends on preferred stock through the issuance of additional shares of preferred stock.

Results of Operations

2003 Compared With 2002

Overall Results

For the year ended December 31, 2003, TNP had a loss applicable to common stock of $40.3 million compared with income applicable to common stock of $13.0 million for the year ended December 31, 2002. The changes in TNP’s earnings for 2003 compared with 2002 are attributable to the factors listed below (in millions):

Earnings Increase(Decrease)
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

Earnings Increase(Decrease)
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

Transmission and distribution costs are included in the “Other operating and maintenance” line of TNP’s consolidated income statement. The clawback accrual is shown on the income statement as “Accrual for payment to TNMP.” The following table summarizes the components of the change in First Choice’s gross profit for 2003, compared with 2002 (in thousands).

Increase (Decrease)
2003 v. 2002
Price variances
Changes in price-to-beat rates, primarily fuel factor increases	$57,392
Changes in competitive rates	41,668
Increased purchased power expenses attributable to higher prices	(140,634)
Quantity variances
Increased sales to competitive customers, net of transmission and distribution charges	67,917
Increased purchased power expenses attributable to higher competitive customer sales	(78,761)
Decreased sales to price-to-beat customers, net of transmission and distribution charges	(26,207)
Decreased purchased power expenses attributable to lower price-to-beat sales	11,468
Charges associated with ERCOT settlement of purchased power expense	4,204
Clawback	9,524
All other	3,951

Gross profit decrease	$(49,478)

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

During 2003, First Choice increased its pre-tax reserve related to a provision of Senate Bill 7, commonly known as the clawback, by $3.2 million. The clawback provision requires First Choice to credit TNMP with the difference between the price-to-beat and the market price of electricity during the years 2002 and 2003. During 2002, First Choice recorded $12.7 million related to the clawback liability. Additional details of the clawback are discussed in Note 3.

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

Gross profit for the year ended December 31, 2003, decreased $23.7 million compared with the corresponding 2002 period. The decrease is attributable to the loss of revenue from the sale of TNP One output, which TNMP sold in October 2002, and a disallowance of fuel and energy-related purchased power costs that occurred in the final fuel reconciliation in Texas. The final fuel reconciliation is further discussed in Note 3. In addition, 2002 gross profit included revenues from the billing of bundled rates in January 2002 that were not present in 2003.

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

In the first quarter of 2002, TNMP sold the output of TNP One to First Choice at cost, which was 2.5 cents per Kwh. First Choice used the power to serve its customers’ load. Beginning in April 2002, TNMP sold the output of TNP One to third parties at prices that averaged 2.8 cents per Kwh, until the sale of TNP One in October 2002. TNMP realized pre-tax income of $4.3 million related to third party sales for the year ended December 31, 2002.

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

Other Operating and Maintenance

Other operating and maintenance expenses decreased $11.4 million for the year ended December 31, 2003, compared with the same period in 2002. The decrease is related to operating expenses of TNP One, which was sold in October 2002 and to TNMP’s establishment of a regulatory asset related to unrecovered System Benefit Fund payments.

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

Liquidity and Capital Resources

TNP Liquidity

TNP’s main sources of liquidity, and its ability to service the debt issued to finance the ST Corp. Merger, depend primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement.

Stranded Cost Disallowance. As discussed in Note 3, in the second quarter of 2004 TNMP recorded an extraordinary loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The loss did not trigger any covenant violations at TNP or TNMP.

As a result of the extraordinary charge, TNMP’s equity balance was 31.3 percent of its total capitalization at December 31, 2004. Due to the reduction in TNMP’s equity balance, including insufficient retained earnings, management does not currently expect TNMP to pay dividends to TNP.

Rating Actions. In June 2004, as a result of the PUCT true-up order, Moody’s downgraded TNP’s senior unsecured debt to B1 from Ba2, TNP’s subordinated debt to B2 from Ba3 and TNP’s preferred stock to B3 from B1. Also in June, Standard & Poor’s placed TNP’s ratings on credit watch negative, primarily as a result of the PUCT true-up order. TNP has no financial covenants or regulatory restrictions that are affected by the rating actions.

Following the announcement that PNM Resources had agreed to acquire TNP, Moody’s revised its ratings outlook on TNP and TNMP to positive from negative, and Standard & Poor’s revised its rating outlook on TNP and TNMP to developing from negative. On March 2, 2005, Standard & Poor’s revised its rating outlook on TNP and TNMP to positive from developing, citing the strong likelihood that the PNM Resources acquisition will receive all required approvals.

The Senior Credit Facility contains various financial covenants with which TNP must comply. In 2004, TNP was compliant with all covenants.

For the year ended December 31, 2004, TNMP and First Choice paid dividends of $6.0 million and $12.0 million respectively, to TNP. For the year ended December 31, 2003, TNMP paid dividends to TNP of $29.4 million. For the year ended December 31, 2002, TNMP and First Choice paid dividends of $102.3 million and $15.0 million, respectively, to TNP. TNMP is required to provide notice to the NMPRC prior to paying dividends to TNP.

For the year ended December 31, 2004, TNMP made tax sharing payments of $9.1 million to TNP, and First Choice made tax sharing payments of $12.3 million to TNP. For the year ended December 31, 2003, TNMP made tax sharing payments of $15.7 million to TNP, and TNP made tax sharing payments of $1.2 million to First Choice. For the year ended December 31, 2002, First Choice made tax sharing payments to TNP of $19.5 million and TNP made tax sharing payments of $3.4 million to TNMP.

Notwithstanding the anticipated acquisition by PNM Resources, TNP management intends to continue the payment of preferred stock dividends in kind.

Management believes that dividends from First Choice, payments under the tax sharing agreement, and cash on hand should be sufficient to meet TNP’s working capital requirements at least through the end of 2005.

For the year ended December 31, 2004, TNP’s cash flow from operations was $56.3 million higher than for the year ended December 31, 2003. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase (Decrease) 2004 v. 2003
Increased cash flow from sales, net of purchased power payments	$16.9
Decreased cash paid for natural gas options	19.6
Decreased cash paid to suppliers	25.7
Increased payments for income taxes	(3.2)
All other	(2.7)

TNP consolidated cash flow from operations increase	$56.3

Cash flow from sales increased due to lower purchased power and higher price-to-beat and competitive rates as discussed in First Choice Gross Profit. Cash flow in 2003 was reduced due to the purchase by First Choice of natural gas options as part of a strategy to mitigate the risk of increasing natural gas prices. Beginning in the third quarter of 2003, First Choice began entering into natural gas swaps instead of purchasing options as discussed in Note 5. The decreased payments to suppliers are primarily attributable to decreased transmission and distribution charges, which are addressed in First Choice Gross Profit.

TNMP Liquidity

The main sources of liquidity for TNMP are cash flow from its operations and cash on hand. TNMP’s cash balance as of December 31, 2004, was approximately $65.8 million.

TNMP’s cash flow from operations for the year ended December 31, 2004 was $0.1 million lower than in the year ended December 31, 2003. Cash flow from sales, net of purchased power costs, for 2004 was $8.9 million lower than 2003 due to lower sales from milder than normal weather, lower net transmission revenues and lower electric service revenues as discussed in TNMP Gross Profit. Cash paid by suppliers was lower in 2004 due to reduced payroll and benefits and lower outside service costs than in 2003. TNMP also paid less income tax in 2004 because of lower taxable income than in 2003.

Affiliate Guarantee. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. On June 1, 2004, TNMP terminated this authority to guarantee the power supply obligations of First Choice upon First Choice’s establishment of FCPSP under authorization granted by the PUCT in Docket No. 29081. FCPSP was established in connection with First Choice’s power supply agreement with Constellation.

Stranded Cost Disallowance. As discussed in Note 3, in the second quarter of 2004, TNMP recorded an extraordinary loss of $97.8 million related to the PUCT true-up proceeding regarding TNMP’s stranded costs. The loss did not trigger any covenant violations at TNMP.

Debt Repurchases. During the first six months of 2004, TNMP repurchased $7.3 million of its 6.25 percent Senior Notes due in 2009 and $1.1 million of its 6.125 percent Senior Notes due in 2008. There were no additional debt repurchases in 2004.

Rating Actions. In June 2004, as a result of the PUCT true-up order, Moody’s downgraded TNMP to Ba2 from Baa3, and identified the ratings outlook as negative. Also in June, Standard & Poor’s placed TNMP’s ratings on credit watch negative, primarily as a result of the PUCT true-up order. TNMP has no financial covenants or regulatory restrictions that are affected by the rating actions.

Following the announcement that PNM Resources had agreed to acquire TNP Enterprises, Moody’s revised its ratings outlook on TNP and TNMP to positive from negative, and Standard & Poor’s revised its rating outlook on TNP and TNMP to developing from negative. On March 2, 2005, Standard & Poor’s revised its rating outlook on TNP and TNMP to positive from developing, citing the strong likelihood that the PNM Resources acquisition will receive all required approvals.

Cash Flow. Management believes that TNMP’s cash flow from operations and cash on hand should be sufficient to meet TNMP’s working capital and credit needs through the end of 2005.

First Choice Liquidity

The main sources of liquidity for First Choice are cash flow from its operations and cash on hand. First Choice’s cash balance as of December 31, 2004, was approximately $77.0 million.

On October 28, 2003, First Choice and Constellation executed a power supply agreement under which Constellation supplies First Choice the majority of its power requirements through the end of 2006. On June 1, 2004, phase three of the agreement began when First Choice established FCPSP, a bankruptcy remote special purpose entity, to hold all customer contracts and wholesale power and gas contracts. Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP. The lien provides First Choice with enough credit to purchase power without the need to deposit cash collateral with Constellation, and resulted in Constellation releasing TNMP from its $25 million guarantee. Phase three will continue until the expiration of the agreement on December 31, 2006.

Cash Flow. First Choice management believes cash flow from operations and cash on hand should be sufficient to meet working capital and credit requirements at least through December 2005.

Pension Plans. TNP maintains a qualified defined benefit pension plan, retiree medical plan, and retiree life insurance plan that covers it and its subsidiaries’ eligible employees. TNP also maintains an excess benefit plan, which provides pension benefits in excess of amounts permitted for qualified plans under U.S. tax law to affected participants of the qualified pension plan.

TNP’s retirement plan expense for the qualified pension plan, retiree medical plan, retiree life insurance plan and excess benefit plan was approximately $3.9 million, $3.1 million, and $2.0 million for 2004, 2003 and 2002, respectively.

Retirement plan expense has been calculated based upon a number of actuarial assumptions, including an expected long-term rate of return on pension plan assets of 7.8 percent for 2004 and 8.5 percent for 2003.

In developing the expected long-term rate of return assumption, TNP evaluated input from its actuary, including a review of asset class return expectations as well as long-term inflation assumptions developed by independent consultants and economists. Projected investment returns are based on equity and fixed income indices, which represent broad market expectations. Based on this input, TNP believes it is reasonable to assume that its pension plan investment strategy will generate long-term returns of at least 7.8 percent in 2005 and beyond.

The expected long-term rate of return on pension plan assets is based on an investment strategy that allocates pension plan assets among equity, Treasury Inflation Protected Securities (TIPS), and money market assets based on a formula dependent upon the composite price/earnings ratio of the S&P 500 index and the current yield on TIPS. As of December 31, 2004, the plan’s target allocation was 20 percent equity index fund, 0 percent TIPS, and 80 percent money market fund. TNP believes that 7.8 percent is a reasonable long-term rate of return for its pension plan assets based on simulated returns of the investment strategy over the last 5, 15 and 20 years. The plan’s return on average plan assets during 2004 was approximately 5.7 percent. TNP will continue to evaluate its actuarial assumptions, including the expected rate of return, at least annually, and will make adjustments as necessary.

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

The discount rate that TNP utilizes for determining its benefit obligations and retirement plan expense is based on a review of long-term corporate bonds. The Moody’s Aa index as of December 31 has been used to establish the discount rate. The discount rate determined on this basis decreased from 6.0 percent at December 31, 2003 to 5.75 percent at December 31, 2004.

The value of qualified pension plan assets has decreased from $85.1 million at December 31, 2003 to $82.4 million at December 31, 2004, primarily due to payments to beneficiaries. The decline in value and declining discount rates have reduced the funded status (the difference between plan assets and projected benefit obligation) for the qualified pension plan and excess benefit plan from ($0.2) million at December 31, 2003 to ($2.5) million at December 31, 2004.

TNP Capital Resources

As of December 31, 2004, TNP’s common equity, preferred stock and long-term debt ratios were (3.1) percent, 19.6 percent and 83.5 percent, respectively, compared to common equity, preferred stock and long-term debt ratios of 5.1 percent, 15.8 percent and 79.1 percent as of December 31, 2003, respectively. The changes in capital ratios reflect the extraordinary loss discussed in Note 3 regarding the PUCT’s decision in TNMP’s stranded cost true-up proceeding in Docket No. 29206.

TNP’s capital requirements through 2009 are projected to be as follows (amounts in millions):

	2005	2006	2007	2008	2009
Senior Credit Facility maturities (see Note 9)	$1.1	$109.7	$—	$—	$—
First Choice capital expenditures	1.0	1.0	1.0	1.0	1.1
TNMP 6.125 percent Senior Notes due 2008 (see Note 9)	—	—	—	248.9	—
TNMP 6.25 percent Senior Notes due 2009 (see Note 9)	—	—	—	—	167.7
TNMP capital expenditures	37.8	33.9	34.4	34.8	35.3

Total capital requirements	$39.9	$144.6	$35.4	$284.7	$204.1

Aggregate Contractual Obligations

The table below presents the aggregate contractual obligations of TNP, TNMP and First Choice as of December 31, 2004 (amounts in millions):

		Payments due in
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 years
Long-term debt (See Note 9)	$802.4	$1.1	$109.7	$416.6	$275.0
Redeemable cumulative preferred stock (See Note 9)	187.9	—	—	—	187.9
Obligations under purchased power agreements (See Note 12)	482.6	255.7	226.9	—	—

Total	$1,472.9	$256.8	$336.6	$416.6	$462.9

Off-Balance Sheet Arrangements

TNMP guaranteed First Choice’s borrowings and issuances of letters of credit under the TNMP/First Choice Credit Facility until its expiration in October 2003. In October 2003, the NMPRC granted TNMP’s request for the authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. On June 1, 2004, TNMP terminated this authority to guarantee the power supply obligations of First Choice upon First Choice’s establishment of FCPSP as a part of First Choice’s power supply agreement with Constellation as discussed in Note 12.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

TNP’s, TNMP’s and First Choice’s use of market risk sensitive instruments for trading purposes is minimal and does not have a material impact on any of the companies’ financial condition or results of operations.

Commodity Prices

First Choice assumed the energy supply activities of TNMP in Texas on January 1, 2002. The competitive market created under the provisions of Senate Bill 7 contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat twice a year to recognize changes in natural gas prices. Also, as discussed in Note 3, 60 days following the issuance of a final stranded cost true-up order, TNMP is required to make a rate review filing. Under the Texas acquisition settlement agreement described in Note 2, shortly before the PUCT’s order in TNMP’s 60-day rate case becomes final the PUCT will adjust First Choice’s fuel factor portion of the price-to-beat downward if natural gas prices are below the prices embedded in the then-current factor. As a result of these competitive market conditions, changes in the market prices of fuel and purchased power will affect First Choice’s operating results. To manage this risk, First Choice has established a strategy to mitigate the effects of changing prices.

Strategy for Mitigating Fluctuation in Costs of Energy Supply. In 2003, First Choice and Constellation executed a three-year power supply agreement that resulted in Constellation being the primary supplier of power for First Choice’s customers, both price-to-beat and competitive. The Constellation agreement allows First Choice to execute a risk management policy that establishes limits upon the amount of risk that First Choice may assume. First Choice’s basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply. In addition, First Choice can use its ability to change the price-to-beat fuel factor to mitigate fluctuations in the cost of its price-to-beat energy supply and use various financial instruments to hedge against the risk of adverse changes in natural gas prices.

Benefits Provided by Constellation Agreement. As part of the agreement, and as discussed in Note 12, First Choice granted a security interest in its accounts receivable to Constellation, which has provided First Choice with sufficient credit for its operations. As a result, First Choice has secured supply to serve all of its forecasted commitments to existing price-to-beat and competitive customers through 2006. First Choice has secured fixed price supply for fixed price sales contracts for approximately 86 percent of its competitive load through 2006. For the remaining competitive load, First Choice has secured supply at rates that fluctuate with natural gas prices. First Choice has the ability, on 45 days notice, to change the rate billed to these competitive customers. First Choice has locked in prices for price-to-beat customers’ supply through May 2005, and has secured the remaining supply to serve its forecasted commitments to price-to-beat customers through 2006 at prices that currently vary with monthly natural gas prices. To mitigate the risk of changes to monthly natural gas prices, First Choice has the ability to file with the PUCT to change the price-to-beat twice each year, in the event of significant changes in natural gas prices, or use financial instruments, as discussed previously.

Load Forecasting Risks. First Choice’s load fluctuates continuously due to among other things, customer additions and losses, changes in customers’ usage, severe or unexpected weather and timing of customer switching. First Choice continually monitors and revises its load forecast to account for changing customer loads (both price-to-beat and competitive). First Choice develops short-term load forecasts to identify short-term load surpluses and shortages, and to insure that hedges are in place to cover expected sales. To the extent these short-term load forecasts identify shortages, First Choice covers shortages through short-term power purchases or through purchases on the ERCOT balancing market.

The power supply agreement with Constellation resulted in Constellation assuming weather related risks. First Choice retained the risks associated with customer attrition.

Risk Oversight

First Choice manages market, credit and operational risk within the limits established by senior management and the board of directors and in accordance with First Choice’s risk management policies. TNP has a corporate risk management organization which monitors and reports compliance with risk limits defined in First Choice’s Risk Management Policy. Key risk control activities include, but are not limited to, credit review and approval, validation of transactions, portfolio valuation and periodic reporting including mark-to-market valuation, earnings at risk valuation and other risk measurements. Presented below are measures of First Choice’s Earnings at Risk for the period December 31, 2004 and 2003.

Portfolio Earnings at Risk (EaR) – EaR measures the estimated potential loss of expected earnings before interest, taxes and depreciation, for the immediately upcoming 12 month period due to changes in market conditions. The calculated loss assumes a 95% confidence interval.

	(In millions of $)
	December 31, 2004	December 31, 2003
EaR	$10.3	$10.3

Interest Rates

TNP manages exposure to interest rate risk through the proportion of fixed rate debt to variable rate debt in its total debt portfolio and through variable rate interest income on cash balances. To manage this mix, TNP may enter into interest rate hedges that allow interest rates on variable rate debt to move only within specified floor and ceiling levels, or allow TNP to effectively convert variable rate debt to fixed rates.

TNP’s ratio of fixed rate debt to total debt was 86 percent at both December 31, 2004 and December 31, 2003. As of December 31, 2003, TNP had an open swap transaction designed to manage interest rate risk associated with the Senior Credit Facility. The notional amount of the swap was $70 million, and, under the terms of the swap, TNP paid a fixed rate of approximately 2.5 percent and received variable rates. Including the effects of the swap, TNP’s ratio of fixed rate debt to total debt was effectively 95 percent at December 31, 2003. The swap expired in October 2004. While TNP is exposed to additional interest rate risk due to the expiration of swaps, it has an offsetting position due to cash on hand as a result of various financings in 2003. As of December 31, 2004, TNP’s consolidated cash balance was approximately $150.3 million, a significant portion of which was invested in variable rate, short-term securities.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF REGISTERED INDEPENDENT PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors of TNP Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of TNP Enterprises, Inc. and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income (loss), cash flows and common shareholders’ equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TNP Enterprises, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 4 to the consolidated financial statements, the Company changed its method of accounting for redeemable cumulative preferred stock and goodwill 2003 and 2002, respectively.

DELOITTE & TOUCHE LLP

Dallas, Texas

March 8, 2005

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

For the Years Ended December 31,

	2004	2003	2002
	(In thousands)
OPERATING REVENUES	$718,880	$835,493	$687,371

OPERATING EXPENSES:
Purchased power and fuel	364,024	519,509	334,508
Other operating and maintenance	186,419	219,009	168,411
Accrual for payment to TNMP (Note 3)	(48)	3,201	12,725
Depreciation and amortization	30,103	28,936	27,811
Credit for recovery of stranded plant	—	—	(733)
Taxes other than income taxes	29,166	28,566	31,528

Total operating expenses	609,664	799,221	574,250

OPERATING INCOME	109,216	36,272	113,121

INTEREST CHARGES AND OTHER INCOME AND DEDUCTIONS
Interest on long-term debt	62,157	59,654	53,909
Other interest and amortization of debt-related costs	5,050	8,231	5,815
Dividends on preferred stock and other (Note 4)	25,339	—	—
Carrying charges on regulatory assets (Note 3)	(32,006)	—	—
Other income and deductions, net	(1,874)	(2,151)	2,057

Total	58,666	65,734	61,781

INCOME (LOSS) BEFORE INCOME TAXES	50,550	(29,462)	51,340
Income tax expenses (benefits)	28,317	(11,269)	19,105

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	22,233	(18,193)	32,235
Extraordinary item - disallowance of stranded costs, net of taxes (Note 3)	(97,836)	—	—

NET INCOME (LOSS)	(75,603)	(18,193)	32,235
Dividends on preferred stock and other (Note 4)	—	22,086	19,260

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$(75,603)	$(40,279)	$12,975

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,

	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$706,152	$813,207	$583,385
Purchased power and fuel costs paid	(367,392)	(491,305)	(336,050)
Natural gas option premiums paid	—	(19,642)	—
Cash paid for payroll and to other suppliers	(158,236)	(183,912)	(132,683)
Interest paid, net of amounts capitalized	(62,805)	(61,616)	(55,438)
Income taxes received (paid)	(1,832)	1,390	(2,978)
Other taxes paid	(28,745)	(26,971)	(36,224)
Other operating cash receipts and payments, net	1,564	1,207	67

NET CASH PROVIDED BY OPERATING ACTIVITIES	88,706	32,358	20,079

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(44,963)	(42,005)	(39,783)
Other investing activities	(566)	(2,519)	—
Sale of TNP One	—	—	117,545

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(45,529)	(44,524)	77,762

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuances:
TNMP senior notes, net of discount	—	248,923	—
TNP senior secured credit facility	—	112,500	—
Financing and redemption costs	(1,119)	(5,296)	(557)
Redemptions:
TNMP senior notes	(8,375)	—	—
TNP senior secured credit facility	(1,125)	(563)	—
TNP term loan	—	(71,300)	(85,900)
Repayments to TNMP/First Choice credit facility - net	—	(171,000)	(3,000)
Other	—	—	(5,839)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10,619)	113,264	(95,296)

NET CHANGE IN CASH AND CASH EQUIVALENTS	32,558	101,098	2,545
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	117,788	16,690	14,145

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$150,346	$117,788	$16,690

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$(75,603)	$(18,193)	$32,235
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Extraordinary item - disallowance of stranded costs, net of taxes	97,836	—	—
Accrued dividends on preferred stock and other	25,339	—	—
Accrual for payment to TNMP	(48)	3,201	12,725
Depreciation and amortization	30,103	28,936	27,811
Credit for Texas system benefit fund regulatory asset	—	(3,716)	—
Credit for recovery of stranded plant	—	—	(733)
Amortization of debt-related costs and other deferred charges	4,432	7,281	4,782
Carrying charges on regulatory assets	(32,006)	—	—
Allowance for funds used during construction	(754)	(938)	(519)
Deferred income taxes	48,169	(190)	19,330
Investment tax credits	(722)	(453)	(2,533)
Deferred purchased power and fuel costs	(511)	18,373	13,523

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	22,008	(603)	(84,847)
Accounts payable	(9,519)	12,867	8,386
Accrued interest	(208)	2,573	(1,133)
Accrued taxes	(14,151)	(7,729)	(9,518)
Changes in other current assets and liabilities	1,608	(1,584)	(3,102)
Interest rate lock on issuance of senior notes	—	(4,162)	—
Other, net	(7,267)	(3,305)	3,672

NET CASH PROVIDED BY OPERATING ACTIVITIES	$88,706	$32,358	$20,079

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31,

	2004	2003
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$150,346	$117,788
Special deposits	3,086	2,520
Accounts receivable, net	72,979	94,987
Federal income tax refund	24,792	—
Materials and supplies, at lower of cost or market	1,505	1,082
Gas hedges	—	6,237
Other current assets	5,650	2,914

Total current assets	258,358	225,528

UTILITY PLANT:
Electric plant	696,808	642,732
Construction work in progress	4,261	13,666

Total	701,069	656,398
Less accumulated depreciation	122,566	94,974

Net utility plant	578,503	561,424

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	1,273	1,273
Goodwill	270,256	270,256
Recoverable stranded costs	135,446	298,651
Regulatory tax assets	2,484	1,685
Deferred charges	45,617	49,956

Total long-term and other assets	455,076	621,821

	$1,291,937	$1,408,773

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt	$1,125	$1,125
Accounts payable	46,783	57,379
Accrued interest	15,071	15,279
Accrued taxes	17,395	6,754
Accrued payroll and benefits	1,664	5,367
Customers’ deposits	8,435	6,342
Gas hedges	6,177	—
Other current liabilities	5,279	5,689

Total current liabilities	101,929	97,935

LONG-TERM AND OTHER LIABILITIES:
Deferred purchased power and fuel costs	—	40,844
Accumulated deferred income taxes	121,049	136,882
Accumulated deferred investment tax credits	2,326	18,459
Regulatory liability-accrued cost of removal	40,729	38,218
Deferred credits and other liabilities	67,450	52,283
Long-term debt, less current maturities	800,256	809,439
Redeemable cumulative preferred stock	187,878	162,538

Total long-term and other liabilities	1,219,688	1,258,663

COMMON SHAREHOLDER’S EQUITY
Common shareholder’s equity:
Common stock, no par value per share Authorized 1,000,000 shares; issued 100 shares	100,000	100,000
Accumulated deficit	(124,096)	(48,493)
Accumulated other comprehensive loss	(5,584)	668

Total common shareholder’s equity (deficit)	(29,680)	52,175

COMMITMENTS AND CONTINGENCIES (Note 12)
	$1,291,937	$1,408,773

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,

					2004	2003
					(In thousands)
LONG-TERM DEBT
SENIOR NOTES
TNMP 6.125% due 2008					$248,935	$250,000
TNMP 6.25% due 2009					167,690	175,000
TNP 10.25% due 2010					275,000	275,000
TNMP unamortized discount					(1,057)	(1,374)

CREDIT FACILITIES
TNP senior secured credit facility due 2006					110,813	111,938

Total long-term debt					801,381	810,564
Less current maturities					(1,125)	(1,125)

Total long-term debt, less current maturities					800,256	809,439

PREFERRED STOCK
Senior Redeemable cumulative preferred stock of TNP with no par value
Authorized shares - 2,000,000
		Redemption price at TNP’s option	Outstanding shares
			2004	2003
Senior redeemable including accrued dividends
	14.50%	$1,145	183,948	159,918	187,878	162,538

Total redeemable cumulative preferred stock					187,878	162,538

COMMON SHAREHOLDER’S EQUITY
Common stock with no par value per share
Authorized shares - 1,000,000
Outstanding shares - 100					100,000	100,000
Accumulated deficit					(124,096)	(48,493)
Accumulated other comprehensive loss					(5,584)	668

Total common shareholder’s equity (deficit)					(29,680)	52,175

TOTAL CAPITALIZATION					$958,454	$1,024,152

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS’ EQUITY

	Common Shareholders’ Equity
	Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
	(Dollars in thousands)
YEAR ENDED DECEMBER 31, 2002
Balance at January 1, 2002	100	$100,000	$(21,189)	$—	$78,811
Net income	—	—	32,235	—	32,235
Other comprehensive income, net of tax
Interest rate hedge	—	—	—	(1,703)	(1,703)

Comprehensive income	—	—	32,235	(1,703)	30,532
Dividends on preferred stock	—	—	(18,822)	—	(18,822)
Preferred stock discount and accretion	—	—	(438)	—	(438)

Balance at December 31, 2002	100	100,000	(8,214)	(1,703)	90,083

YEAR ENDED DECEMBER 31, 2003
Comprehensive income (loss)
Net loss	—	—	(18,193)	—	(18,193)
Other comprehensive income, net of tax					—
Gas hedge				3,344	3,344
Interest rate hedge	—	—	—	(973)	(973)

Comprehensive income (loss)	—	—	(18,193)	2,371	(15,822)
Dividends on preferred stock	—	—	(21,648)		(21,648)
Preferred stock discount and accretion	—	—	(438)	—	(438)

Balance at December 31, 2003	100	100,000	(48,493)	668	52,175

YEAR ENDED DECEMBER 31, 2004
Comprehensive income (loss)
Net loss	—	—	(75,603)	—	(75,603)
Other comprehensive income, net of tax
Gas hedge	—	—	—	(7,167)	(7,167)
Interest rate hedge	—	—	—	915	915

Comprehensive income (loss)	—	—	(75,603)	(6,252)	(81,855)

Balance at December 31, 2004	100	$100,000	$(124,096)	$(5,584)	$(29,680)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies

General Information. The consolidated financial statements of TNP and subsidiaries include the accounts of TNP and its wholly owned subsidiaries, TNMP and First Choice. All intercompany transactions and balances have been eliminated in consolidation.

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

The use of estimates is required to prepare TNP’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Management believes that estimates are essential and will not materially differ from actual results. However, adjustments may be necessary in the future to the extent that future estimates or actual results are different from the estimates used in the 2004 financial statements.

Accounting for the Effects of Regulation. TNMP applies the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation,” (SFAS 71), to its transmission and distribution operations in Texas and New Mexico. TNMP discontinued the application of SFAS 71 to the generation/power supply portions of its operations in Texas as a result of the passage of Senate Bill 7.

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

AFUDC is a non-cash item designed to enable a utility to capitalize financing costs during periods of construction of property subject to rate regulation. Established regulatory practices enable TNMP to recover these costs from customers. The composite rate used for AFUDC was 8.0 percent in 2004, 7.3 percent in 2003, and 7.9 percent in 2002. AFUDC is applied to construction expenditures for the portion of its business that is accounted for under SFAS 71.

The costs of depreciable units of plant retired or disposed of in the normal course of business are eliminated from utility plant accounts and such costs plus removal expenses less salvage are charged to accumulated depreciation. When complete operating units are disposed of, appropriate adjustments are made to accumulated depreciation, and the resulting gains or losses, if any, are recognized.

Depreciation is provided on a straight-line method based on the estimated lives of the properties as indicated by periodic depreciation studies. A portion of depreciation of transportation equipment used in construction is charged to utility plant accounts in accordance with the equipment’s use. Depreciation as a percentage of average depreciable cost was 3.6 percent, 3.7 percent, and 3.7 percent in 2004, 2003, and 2002, respectively.

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

As of December 31, 2004, First Choice accounts receivable of approximately $54.5 million, which are classified as accounts receivable in the TNP balance sheet, have been pledged as collateral to Constellation in connection with a power supply agreement that was executed during the fourth quarter of 2003. The power supply agreement is described in Note 12.

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

In New Mexico, TNMP is allowed to recover all purchased power costs through the FPPCAC authorized by the NMPRC. The FPPCAC changes monthly to reflect over-collections or under-collections of purchased power costs. As discussed in Note 3, the FPPCAC temporarily expired in February 2004 but was reinstated in October 2004.

Deferred Charges. Costs incurred in issuing long-term debt are deferred and amortized on a straight-line basis over the lives of the respective issues. Included in deferred charges are other assets that are expected to benefit future periods and certain costs that are deferred for ratemaking purposes and amortized over periods allowed by regulatory authorities.

Income Taxes. TNP files a consolidated federal income tax return that includes the consolidated operations of its subsidiaries, First Choice and TNMP. Investment Tax Credit (ITC) amounts utilized in the federal income tax return are generally deferred and amortized to earnings ratably over the estimated service lives of the related assets.

Other Comprehensive Income. Other Comprehensive Income includes unrealized gains and losses related to derivative transactions designated as cash flow hedges and minimum pension liabilities recorded under the provisions of SFAS No. 87, “Employers Accounting for Pensions.”

Details regarding the components of Other Comprehensive Income (Loss) are discussed in Note 5.

Derivative Instruments. TNP, TNMP and First Choice may enter into derivative instruments, including options and swaps, to manage risks related to changes in interest rates and commodity prices. TNP, TNMP and First Choice record derivatives on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income depending upon the use of the derivative and whether the derivative qualifies for hedge accounting.

Other Property and Investments. In December 2002, TNP recorded a $2.5 million pre-tax loss related to the write-off of TNP’s entire investment in a company involved in fuel cell research and development.

Accounting for Goodwill and Other Intangible Assets. TNP adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead be reviewed periodically for impairment. TNP stopped amortizing goodwill upon adoption of SFAS 142. SFAS 142 requires TNP to test goodwill for impairment at least annually and more frequently when indicators of impairment exist. TNP performed its annual goodwill impairment test as of December 31, 2004, and concluded that the fair value of the goodwill related to the ST Corp. Merger exceeded its carrying value. To determine the fair value of the goodwill, TNP utilized the PNM Resources proposed acquisition price discussed in Note 2.

Fair Values of Financial Instruments. Fair values of cash equivalents and customer receivables approximated the carrying amounts because of the short maturities of those instruments.

The estimated fair values of long-term debt and preferred stock were based on quoted market prices of the same or similar issues. The estimated fair values of TNP’s financial instruments are as follows:

	December 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Capitalization and Liabilities
Long-term debt	$802,439	$834,366	$811,938	$848,378
Preferred stock	187,878	214,299	162,538	182,307

Reclassification. Certain items in 2002 and 2003 were reclassified to conform to the 2004 presentation.

Note 2. Proposed PNM Resources, Inc., Acquisition of TNP Enterprises, Inc.

On July 24, 2004, SW Acquisition, L.P., the sole holder of TNP common stock, entered into an agreement (Stock Purchase Agreement) to sell all of the outstanding common stock of TNP to PNM Resources, Inc. (PNM Resources) for approximately $189 million comprised of equal amounts of PNM Resources common stock and cash. PNM Resources will also assume approximately $835 million of TNP’s net debt and senior redeemable cumulative preferred stock (preferred securities).

Under the terms of the agreement, TNP’s common shareholder will receive consideration, consisting of approximately 4.7 million newly issued PNM Resources shares and the remainder being paid in cash, subject to closing adjustments. PNM Resources shares were valued at $20.20 on the date the agreement was entered into. The final sale price will be based on the share price on the day of closing. PNM Resources shares closed at $26.24 on February 28, 2005. The existing indebtedness and preferred securities at TNP will be retired. All debt at TNMP, TNP’s wholly-owned electric utility subsidiary, will remain outstanding.

Based on the number of common shares outstanding on a fully diluted basis and taking into account additional equity issuances, following the transaction, PNM Resources’ shareholders would own 94 percent of PNM Resources’ common equity, and TNP’s shareholders would own approximately 6 percent.

The transaction is subject to certain conditions, including, to the extent they are required, receipt of necessary orders or other actions by the Public Utility Commission of Texas (PUCT), the New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC) and clearance under applicable federal anti-trust statutes. Information regarding the approval status in each jurisdiction is as follows:

Texas. On September 9, 2004, TNMP and PNM Resources filed a joint application with the PUCT seeking a finding that the acquisition is consistent with the public interest. Various parties intervened in the proceeding. In February 2005, TNMP and PNM Resources filed a stipulation settling a number of issues including rate reductions by TNMP, timing of the 60-day rate review, extension of certain service quality commitments currently in effect, a synergy savings rate credit to be effective after closing and a finding that the acquisition is consistent with the public interest. Various parties, including the staff of the PUCT, executed the stipulation and all parties agreed not to oppose its approval. . Management expects the PUCT to find the acquisition to be consistent with the public interest and implement the stipulation no later than April 2005. See Note 3 – Regulatory Matters - Texas for additional information associated with the settlement.

New Mexico. On September 9, 2004, TNMP and PNM Resources filed a joint application with the NMPRC seeking approval of the acquisition. Various parties intervened in the proceeding. In February 2005, TNMP and PNM Resources filed a stipulation settling all issues in the acquisition docket including rate reductions by TNMP over five years, the sharing of synergy savings with customers of TNMP and various PNM Resources subsidiaries, and the agreement of the parties that the acquisition should be approved. Management expects that the NMPRC will approve the acquisition settlement in the second quarter of 2005. See Note 3 – Regulatory Matters – New Mexico for additional information associated with the settlement.

FERC. On December 23, 2004, TNMP and PNM Resources filed a joint application requesting approval of the acquisition. On January 28, 2005, El Paso Electric Company (EPE) filed a protest to the acquisition stating that EPE needed more information on competitive issues before the application could be approved. Xcel Energy also filed a motion to intervene in the matter but did not protest approval of the transaction. The application requested FERC to issue all necessary approvals by March 2, 2005.

SEC. During the first quarter of 2005, PNM Resources filed for all required SEC action needed for approval of the acquisition by the SEC.

Federal Trade Commission. On February 2, 2005, PNM Resources received anti-trust clearance under the Hart-Scott-Rodino Act from the Federal Trade Commission.

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

On June 1, 2004, several changes to customer protection rules in Texas became effective. Of the changes, the rules related to disconnection for non-payment and the required amount of a customer deposit are having the greatest impact on First Choice. The new rule for disconnection for non-payment states that if a customer does not make a payment or payment arrangement until after the final due date specified in the disconnect notice, the retail electric provider is allowed to disconnect the customer. The previous rule only allowed the retail electric provider to terminate service and drop the customer to the retail electric provider that was affiliated with the customer’s transmission and distribution service provider, or to the provider of last resort for non-payment. The new rule for the required amount of deposit states that the deposit shall not exceed the greater of one-fifth of the estimated annual billing or the sum of the next two month’s estimated billings. The previous rule stated that the deposit could not exceed the greater of one-sixth of the estimated annual billing or the sum of the next two month’s estimated billings.

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

Price-to-Beat Fuel Factor. First Choice must offer customers that take service in TNMP’s service area, and whose loads are less than 1 megawatt a regulated price, commonly called the price-to-beat. The price-to-beat will be offered through December 31, 2006, and First Choice could not offer those customers any other rate before the loss of 40 percent of the energy consumed by its price-to-beat customers, or January 1, 2005, whichever occurred first. In January 2004, the PUCT approved a stipulation among TNMP and other parties, which found that First Choice had lost more than 40 percent of the energy consumed by its small commercial price-to-beat customers. As a result of PUCT’s action, First Choice has been authorized to offer small commercial customers who reside in TNMP’s service area rates other than the price-to-beat since January 1, 2004. First Choice remained below the 40 percent loss threshold with respect to residential price-to-beat customers through December 31, 2004 As of January 1, 2005, First Choice may offer prices lower than the price-to-beat to residential customers in TNMP’s service area.

In response to increases in natural gas prices in 2004, First Choice has requested and implemented two changes in the price-to-beat fuel factor. The changes in the price-to-beat fuel factor are shown in the following table (dollar amounts in millions):

Date Filed	Date Approved	Percentage Increase in Fuel Factor	Estimated Increase in Annual Revenue
May 2004	July 2004	8%	$9.0
October 2004	December 2004	15%	16.7

Special Purpose Entity. On June 2, 2004, First Choice established First Choice Power Special Purpose, L.P. (FCPSP), a wholly owned bankruptcy remote special purpose entity. FCPSP holds all customer contracts and wholesale power and gas contracts previously held by First Choice, with the exception of certain financial instruments held for hedging purposes. First Choice filed with the PUCT on August 13, 2004, information complying with the terms of the final order in Docket No. 29081, which approved First Choice’s request to establish a bankruptcy remote special purpose entity. On December 2, 2004, the PUCT issued an Order acknowledging that First Choice had complied with the order and issuing appropriate REP certification.

Final Fuel Reconciliation. In January 2004, the PUCT issued an order that disallowed $15.7 million of fuel and energy-related purchased power costs that TNMP incurred in 2000 and 2001, prior to retail competition. TNMP recorded the $10.1 million net of tax effect of the disallowance in the fourth quarter of 2003. As a result of the PUCT decision, TNMP had an over-recovered balance of fuel and energy-related purchased power costs of $41.1 million, including interest. TNMP is appealing the PUCT decision.

2004 True-Up Proceeding. On July 22, 2004, the PUCT issued its decision in TNMP’s stranded cost true-up proceeding in Docket No. 29206. The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The proceeding examined a number of issues, including the sale of TNP One that occurred in October 2002, the final fuel reconciliation and the clawback. The PUCT decision established $128.4 million as TNMP’s stranded costs and allows TNMP to recover $87.3 million of the $266.5 million that TNMP requested for its true-up balance. TNMP’s original request included approximately $307.6 million of stranded costs related to the sale of TNP One, which occurred in October 2002, and the credit of approximately $41.1 million related to TNMP’s over-recovered balance of fuel and energy-related purchased power costs.

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

In addition to the decision regarding stranded costs, the PUCT order confirmed that First Choice’s clawback liability to TNMP is $15.9 million. Senate Bill 7 requires First Choice to credit TNMP with the clawback amount. TNMP must then pass the credit received from First Choice to its transmission and distribution customers.

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

In the third quarter of 2004, TNMP began accruing carrying charges on stranded costs for the period subsequent to the July 22, 2004 stranded cost order. In accordance with PUCT rules in effect at the time that TNMP filed its true-up proceeding, TNMP is allowed to accrue and recover carrying charges on the stranded cost balance from the date of the final order.

On August 11, 2004, TNMP filed a motion for rehearing of the PUCT decision. On October 7, 2004, the PUCT denied all of TNMP’s motions for rehearing except for an issue related to a June 2004 Texas Supreme Court ruling that addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas. Hearings were held in December 2004. In accordance with the June 2004 Texas Supreme Court ruling, and consistent with the application in the true-up case of another utility, TNMP expects to recover $41.7 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004. Accordingly, TNMP recorded $27.2 million of carrying charges for the period January 1, 2002 through July 21, 2004, in the fourth quarter of 2004. In accordance with provisions within SFAS 92 – Regulated Enterprises – Accounting for Phase-In Plans, TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges, and TNMP was prohibited from income statement recognition of $14.5 million associated with the equity portion of the carrying charges until the actual receipt of those amounts from customers. A final order in the True-Up Proceeding is expected to be issued in the second quarter of 2005.

60-Day Rate Review. Sixty days following the date on which a true-up order becomes final and appealable, TNMP is required to make a 60-Day Rate Review filing. First Choice is required to make a filing to reset its price-to-beat rates on a schedule consistent with the TNMP 60-Day Rate Review. TNMP’s case will set rates for recovery of the true-up balance and address the clawback liability. First Choice’s case will consider a reset of price-to-beat rates.

As discussed in Note 2, the stipulation resolving the Texas proceeding related to PNM Resources’ acquisition of TNP provides that TNMP will file the 60-Day Rate Review no later than 60 days following the date on which the true-up order becomes final and appealable. First Choice will file its price-to-beat base rate case no later than 30 days after TNMP files its 60-Day Rate Review. First Choice will file its price-to-beat fuel factor case shortly before the PUCT issues an order in TNMP’s case. TNMP’s and First Choice’s resulting rates will take effect simultaneously no later than 30 days following a final order on TNMP’s 60-Day Rate Review. The Texas acquisition stipulation also provides that First Choice will request that the PUCT recognize in its new price-to-beat rates the TNMP rate reduction and the synergy savings credit provided for in the stipulation.

Acquisition Settlement. During the fourth quarter of 2003, several Texas cities passed resolutions requiring TNMP to file certain financial information with the cities so that the cities may determine whether TNMP’s transmission and distribution rates are reasonable. TNMP filed information in response to the resolutions in November 2003 and has responded to additional requests for information from the cities.

As discussed in Note 2, as a result of the settlement discussions in Texas associated with PNM Resources’ acquisition of TNP, TNMP agreed to implement a $13 million annual reduction to its Texas retail delivery base rates. The rate reduction will be effective for customer billings beginning May 1, 2005.

ST Corp. Merger Commitments. As conditions for approval of the ST Corp. Merger, TNMP made a number of commitments to both the PUCT and NMPRC. The commitments cover a wide range of financial, operational, electric reliability, and other standards with which TNMP agreed to comply. TNMP made 55 commitments in New Mexico and Texas, of which 18 are currently in effect. TNMP monitors compliance on a monthly basis and could be subject to financial penalties for non-compliance with certain commitments. As of December 31, 2004, TNMP was in compliance with all of its ST Corp. Merger commitments, with the exception of nominal penalties in regard to certain reliability standards in Texas. Some of the commitments have been extended or renewed as part of the PNM Resources acquisition settlements in Texas and New Mexico.

Transmission Cost Recovery Factor. On January 14, 2005, TNMP filed for an updated Transmission Cost Recovery Factor (TCRF) at the PUCT. PUCT rules authorize TNMP to make such adjustments when a change in a Transmission Service Provider’s (TSP’s) wholesale transmission rate being charged to TNMP has been approved or allowed by the PUCT. PUCT rules authorize distribution service providers (DSPs) to update their TCRF on March 1 and September 1 of each year in order to pass through changes in wholesale transmission costs that are billed by TSPs to DSPs such as TNMP. TNMP seeks administrative approval of an adjustment to its TCRF Rider for the changes in wholesale transmission rates that have been approved or allowed by the PUCT. The filing, which was approved on February 23, 2005, will increase annual revenues $1.9 million for TNMP effective March 1, 2005.

New Mexico

Affiliate Guarantee. In October 2003, the NMPRC granted TNMP’s request for authority to extend a portion of the guarantees that TNMP provided for certain power supply obligations of First Choice. TNMP’s authority to guarantee the power supply obligations of First Choice terminated on June 2, 2004, when First Choice established a bankruptcy remote special purpose entity under authorization granted by the PUCT in Docket No. 29081. The special purpose entity was established in connection with First Choice’s power supply agreement with Constellation.

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

Amounts collected from February through June 2004 are subject to refund. In September 2004, the NMPRC authorized TNMP to begin collecting an interim FPPCAC effective October 1, 2004. On December 14, 2004, the NMPRC approved the permanent FPPCAC. TNMP’s earnings were reduced by $0.5 million after tax ($0.8 million before tax) for the year ended December 31, 2004, as a result of the temporary expiration of FPPCAC.

Acquisition settlement. As discussed in Note 2, as a result of the settlement discussions in New Mexico associated with PNM Resources’ acquisition of TNP, TNMP agreed to implement an approximate $9.6 million (1.8851 cents per Kwh) annual reduction, which includes synergy savings, effective January 1, 2006, to most of its New Mexico customers, subject to completion of the PNM Resources acquisition of TNMP. Phelps Dodge, TNMP’s largest New Mexico commercial customer is served through a contractual arrangement, and is excluded from the rate reduction. PNM Resources has also agreed to integrate the New Mexico operations of TNMP into PNM Resources by January 1, 2007. Effective January 1, 2008, TNMP’s rates will be reduced by an additional 0.1 cents per Kwh through December 31, 2008; and on January 1, 2009, TNMP’s rates will be reduced by an additional 0.1 cents per Kwh, for a total reduction of 2.051 cents per Kwh in effect through December 31, 2010. As part of the rate reduction, the current TNMP-NM fuel and purchased power adjustment clause will be eliminated once amounts in the balancing account as of December 31, 2005 are collected or returned to customers.

Note 4. Accounting Developments

Employers’ Disclosures about Pensions and Other Postretirement Benefits

TNP has applied the revised disclosure provisions of SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (SFAS 132). The revisions to SFAS 132 were issued in December 2003, and require additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The disclosures that are required by SFAS 132 are included in Note 7.

Financial Instruments with Characteristics of both Liabilities and Equity

TNP and TNMP adopted SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150), on December 31, 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset. As a result of the adoption of SFAS 150, TNP has reclassified the balance of its redeemable cumulative preferred stock at December 31, 2003, as a liability. Beginning in 2004, TNP classified dividends on preferred stock as interest expense. SFAS 150 does not permit the restatement of prior year balances of reclassified financial instruments. Accordingly, the balances of TNP’s redeemable preferred stock for periods prior to adoption have not been reclassified.

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

Accounting for Asset Retirement Obligations

TNP and TNMP adopted SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS 143), on January 1, 2003. The adoption had no impact on the financial position, results of operations, or cash flows of TNP and TNMP. As a result of the adoption of SFAS 143, TNP and TNMP identified costs recorded in accumulated depreciation related to inclusion of removal costs of utility plant in TNMP’s rates by the PUCT and NMPRC. Such costs do not arise from legal obligations. Rather, they represent long-standing regulatory policy to include charges for removal costs of utility plant in accumulated depreciation. Accordingly, TNMP reclassified the estimated utility plant removal costs of $38.2 million as of December 31, 2003, from accumulated depreciation to a regulatory liability included in long-term and other liabilities on the balance sheet.

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

TNP Interest Rate Swaps. In October 2002, TNP executed a $70 million interest rate swap transaction designed to manage interest rate risk associated with the Senior Credit Facility. The swap terminated in October 2004. Under the terms of the swap, TNP paid a fixed rate of approximately 2.5 percent and received variable rates.

The interest rate swap was designated as a cash flow hedge. The swap was highly effective in offsetting cash flow volatility caused by changes in interest rates. For the years ended December 31, 2004 and 2003, TNP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swap in other comprehensive income as shown in the following table.

	Twelve Months Ended December 31, 2004			Twelve Months Ended December 31, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(22)	$8	$(14)	$(631)	$240	$(391)
Reclassification adjustments	669	(255)	414	855	(326)	529

Other comprehensive income (loss)	$647	$(247)	$400	$224	$(86)	$138

TNMP Interest Rate Hedges. In October 2002, TNMP executed two $75 million interest rate swap transactions designed to manage interest rate risk associated with the TNMP/First Choice Credit Facility. TNMP issued $250 million of 6.125 percent Senior Notes due in 2008, in June 2003. A portion of the proceeds from that borrowing was used to repay amounts outstanding under the TNMP/First Choice Credit Facility. As a result, TNMP terminated the swaps in June 2003 at a cost of $3.1 million, which was recorded as interest expense.

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

The interest rate swaps and the Treasury rate lock were designated as cash flow hedges. The instruments were highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the years ended December 31, 2004 and 2003, TNMP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swaps and Treasury rate lock in other comprehensive income as shown in the following table.

	Twelve Months Ended December 31, 2004			Twelve Months Ended December 31, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$—	$—	$—	$(5,923)	$2,257	$(3,666)
Reclassification adjustments	832	(317)	515	4,127	(1,572)	2,555

Other comprehensive income (loss)	$832	$(317)	$515	$(1,796)	$685	$(1,111)

TNMP displays cash flows from interest rate hedging transactions in the cash flow statement as cash flow from operations, in accordance with the provisions of SFAS No. 104, “Statement of Cash Flows-Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.”

Natural Gas Hedges. Beginning in the third quarter of 2003, First Choice took advantage of favorable conditions in the natural gas market to enter into natural gas swaps, fixing the price of a portion of its power supply. The swaps are purchased to mitigate commodity price risk associated with purchase power price volatility. The swaps are effective in offsetting future cash flow volatility caused by increases in natural gas prices and are designated as cash flow hedges. The fair value of the natural gas swaps as of December 31, 2004, was a liability of $6.2 million, which is recorded on TNP’s balance sheet as a current liability. For the twelve months ended December 31, 2004, First Choice’s purchased power expense includes pre-tax gains of $9.9 million ($6.1 million after tax) related to the settlement of natural gas swaps and options.

In addition, First Choice recorded unrealized gains (losses), net of reclassification adjustments, associated with its natural gas hedges in other comprehensive income as shown in the following table.

	Twelve Months Ended December 31, 2004			Twelve Months Ended December 31, 2003
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(2,443)	$931	$(1,512)	$(10,252)	$3,906	$(6,346)
Reclassification adjustments	(9,135)	3,480	(5,655)	15,654	(5,964)	9,690

Other comprehensive income (loss)	$(11,578)	$4,411	$(7,167)	$5,402	$(2,058)	$3,344

First Choice also estimates that $3.8.million of unrealized after-tax gains related to natural gas swaps will be reclassified through other comprehensive income to purchased power expense over the next 12 months.

Minimum Pension Liability

SFAS 87, “Employers’ Accounting for Pensions,” requires the recognition of a minimum liability when the accumulated benefit obligation of a pension plan exceeds the fair value of plan assets. TNMP’s excess benefit plan is subject to this provision. Changes in the minimum pension liability are a component of other comprehensive income.

Other comprehensive income for TNMP includes the amounts shown in the following table for the years ended December 31, 2004, 2003, and 2002.

	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Year ended December 31, 2004	$1	$—	$1
Year ended December 31, 2003	346	(132)	214
Year ended December 31, 2002	508	(194)	314

Note 6. Sale of TNP One

On October 31, 2002, TNMP sold TNP One to Sempra Energy Resources for $120 million ($117.6 net of cost to sell). The sale completed a process that TNMP started in response to Senate Bill 7, which required electric utilities to separate their power generation business activities from the regulated transmission and distribution business. Senate Bill 7 established various methods for quantifying stranded costs, one of which was the sale of generation plants.

Note 7. Employee Benefit Plans

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

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(In thousands)
Change in projected benefit obligation:
Benefit obligation at beginning of year	$85,297	$86,485	$10,864	$10,985
Service cost	2,091	2,095	411	388
Interest cost	4,789	5,168	679	686
Participant contributions	—	—	857	640
Plan amendments	—	207	—	—
Actuarial (gain) or loss, including changes in discount rate	164	2,040	1,465	195
Curtailments/settlements	—	(3,403)	—	—
Benefits paid	(7,478)	(7,294)	(2,067)	(2,030)

Benefit obligation at end of year	$84,863	$85,298	$12,209	$10,864

Change in plan assets:
Fair value of plan assets at beginning of year	$85,052	$88,444	$5,688	$5,556
Actual return on plan assets, net of expenses	4,625	3,669	369	469
Settlements	—	(3,403)	—	—
Employer contributions	165	3,636	1,099	1,047
Participant contributions	—	—	853	638
Benefits paid	(7,478)	(7,294)	(2,053)	(2,022)

Fair value of plan assets at end of year	$82,364	$85,052	$5,956	$5,688

The ST Corp. Merger was accounted for under the purchase method of accounting. Acquired assets and assumed liabilities were recorded based on their estimated fair values. Accordingly, TNP recorded an asset for the pension plan assets in excess of the projected benefit obligations, and a liability for the postretirement projected benefit obligation in excess of the plan assets, thereby eliminating any previously existing unrecognized actuarial net gains or losses, prior service cost, and net transitional obligation. TNP also recorded a net regulatory liability associated with the pension plan and postretirement benefit plan that will be amortized in conjunction with TNMP’s amortization of its unrecognized gain or loss, unrecognized prior service cost, or unrecognized net transitional obligation, in order to reflect the amounts permitted for rate making purposes in operations.

	Pension Benefits		Postretirement Benefits
	2004	2003	2004	2003
	(In thousands)
Reconciliation of funded status
Funded status	$(2,499)	$(245)	$(6,253)	$(5,176)
Unrecognized actuarial gain	29,719	30,147	5,019	3,887
Unrecognized transition obligation	—	—	—	—
Unrecognized prior service cost	166	187	—	—

Prepaid (accrued) benefit cost	$27,386	$30,089	$(1,234)	$(1,289)

Amounts recognized in the consolidated balance sheets
Prepaid (accrued) benefit cost	$27,386	$30,089	$(1,353)	$(1,289)

Weighted-average assumptions used to determine benefit obligations at December 31
Discount rate	5.75%	6.00%	5.75%	6.00%
Average rate of compensation increase	3.50%	3.50%	N/A	N/A

The accumulated benefit obligation for all defined benefit pension plans was $82.7 million and $82.9 million at December 31, 2004 and 2003, respectively.

The projected benefit obligation of the excess benefit plan, which has an accumulated benefit obligation in excess of plan assets, was $3.6 million and $3.5 million at December 31, 2004 and 2003, respectively. The accumulated benefit obligation of the excess benefit plan was $3.6 million and $3.4 million at December 31, 2004 and 2003, respectively. The excess benefit plan had no plan assets at December 31, 2004 and 2003, respectively.

The 2003 projected benefit obligation and 2003 net periodic benefit cost of the excess benefit plan were affected by the settlement of obligations related to the termination of a former member of TNP’s senior management. The benefits payable to the former member of senior management under the excess benefit plan were a significant portion of the total obligations of the excess benefit plan.

	Pension Benefits			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Components of net periodic benefit cost
Service cost	$2,091	$2,095	$2,321	$411	$389	$345
Interest cost	4,789	5,168	5,564	679	686	732
Expected return on plan assets	(6,039)	(6,959)	(7,722)	(315)	(334)	(413)
Settlements	—	163	—	—	—	—
Amortization of prior service cost	20	20	—	—	—	—
Recognized actuarial (gain) loss	2,007	1,675	1,051	278	220	90

Net periodic benefit cost	$2,868	$2,162	$1,214	$1,053	$961	$754

Weighted-average assumptions to determine net periodic benefit cost for the years ended December 31
Discount rate	6.00%	6.50%	7.25%	6.00%	6.50%	7.25%
Expected long-term rate of return on plan assets	7.80%	8.50%	9.00%	5.50%	6.00%	6.00%
Average rate of compensation increase	3.50%	3.50%	4.00%	N/A	N/A	N/A

The expected long-term rate of return on pension plan assets is based on an investment strategy that allocates pension plan assets among equity, treasury inflation-protected securities (TIPS), and money market assets based on a formula dependent upon the composite price/earnings ratio of the S&P 500 index and the current yield on TIPS. In developing the expected long-term rate of return assumption, TNP utilized expectations of asset class returns as well as long-term inflation assumptions developed by independent consultants and economists. Projected investment returns were based on equity and fixed income indices, which represent broad market expectations. TNP determines the expected long-term rate of return by weighting the expected return on each asset class by the expected asset allocation produced by the investment strategy.

The assumed health care cost trend rate used to measure the expected cost of benefits was 8 percent for 2004 and is assumed to trend downward slightly each year to 5 percent for 2007 and thereafter. TNP’s exposure to cost increases in the postretirement benefit plan is minimized by a provision that limits TNP’s share of costs under the plan. Costs of the plan in excess of the limit are borne wholly by the participants. TNP reached the cost limit at the end of 2001. As a result, a one-percentage-point change in assumed health care cost trend rates would have no effect on either the 2004 net periodic expense or the year-end 2004 postretirement benefit obligation.

	Pension Plan Assets		Postretirement Benefits Plan Assets
	2004	2003	2004	2003
Weighted-average asset allocations by asset category at December 31
Equities	23%	11%	23%	13%
Debt securities (composed entirely of TIPS)	—	11%	—	10%
Other (money market assets)	77%	78%	77%	77%

	100%	100%	100%	100%

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

PE Ratio Bands	S&P 500 PE Ratio	Target Equity Allocation	Allowable Range
I	Greater than 23.5	10%	5% to 15%
II	Less than or equal to 23.5 and greater than 19.25	20%	15% to 25%
III	Less than or equal to 19.25 and greater than 13.0	50%	45% to 55%
IV	Less than or equal to 13.0 and greater than 11.0	70%	65% to 75%
V	Less than or equal to 11.0	90%	85% to 95%

The target equity allocation for the postretirement benefit plan is also a function of the price/earnings ratio of the S&P 500 index, as shown in the following table.

PE Ratio Bands	S&P 500 PE Ratio	Target Equity Allocation	Allowable Range
I	Greater than 23.5	10.25%	5.25% to 15.25%
II	Less than or equal to 23.5 and greater than 19.25	22%	17% to 27%
III	Less than or equal to 19.25 and greater than 13.0	54%	49% to 59%
IV	Less than or equal to 13.0 and greater than 11.0	75%	70% to 80%
V	Less than or equal to 11.0	96%	91% to 100%

Assets not held in equities will be invested in fixed income investments, excluding an amount held in cash to pay current benefits and expenses. Once the target equity allocation for the plans has been determined, the remaining assets of the plans will be invested in TIPS subject to the limitations in the following tables.

If Yield on TIPS is declining.

Yield Bands	Yield on TIPS Investments	Target TIPS Allocation	Allowable Range
I	Less than 2.00	0%	0%
II	Greater than or equal to 2.00 and less than 2.50	5%	0% to 15%
III	Greater than or equal to 2.50 and less than 2.65	20%	15% to 25%
IV	Greater than or equal to 2.65 and less than 2.80	40%	35% to 45%
V	Greater than or equal to 2.80 and less than 3.00	70%	65% to 75%
VI	Greater than or equal to 3.00	100%	95% to 100%

If Yield on TIPS is increasing.

Yield Bands	Yield on TIPS Investments	Target TIPS Allocation	Allowable Range
I	Less than 2.00	0%	0%
II	Greater than or equal to 2.00 and less than 2.60	5%	0% to 15%
III	Greater than or equal to 2.60 and less than 2.75	20%	15% to 25%
IV	Greater than or equal to 2.75 and less than 2.90	40%	35% to 45%
V	Greater than or equal to 2.90 and less than 3.10	70%	65% to 75%
VI	Greater than or equal to 3.10	100%	95% to 100%

Assets of the plans that are not invested in equities or TIPS at any point in time will be invested in money market investments.

TNP expects to contribute $0.8 million to the pension plan and $1.0 million to the postretirement benefits plan in 2005.

	Pension Benefits	Post- Retirement Benefits
	(In thousands)
Expected future benefit payments, reflecting expected future service, to be paid in
2005	$7,820	$990
2006	7,660	926
2007	7,460	898
2008	7,675	886
2009	8,030	883
2010 - 2014	39,000	4,869

In 2003, TNP recognized a reduction in postretirement benefits plan liabilities due to changes resulting from the Medicare Prescription Drug and Modernization Act of 2003. The following table summarizes the impact of the Act on 2004 expense and on future postretirement benefit payments:

	2004 (In thousands)
	With Medicare	Without Medicare
Net periodic benefit cost
Service cost	$411	$419
Interest cost	679	704
Expected return on plan assets	(315)	(315)
Amortization of (gain) or loss	278	308

Net periodic benefit cost	$1,053	$1,116

Expected future benefit payments
2005	$990	$990
2006	926	970
2007	898	940
2008	886	925
2009	883	920
2010 - 2014	4,869	5,050

Incentive Plans

TNP and its subsidiaries have three incentive compensation plans. All employees participate in one or both of these plans. Incentive compensation is based on meeting key financial and operational performance goals such as earnings before interest expense, taxes, depreciation and amortization, customer satisfaction, and system reliability measures.

TNP’s operating expenses for 2003 and 2002 included costs for the various plans and bonuses in employment agreements of $2.4 million, and $4.8 million, respectively. No incentive compensation was paid for 2004.

Change of Control Agreements

TNP has entered into employment agreements with its senior management that include change in control provisions. TNMP and FCP have also entered into Change in Control Agreements with officers and key employees. Under such agreements, if a Change in Control occurs, as defined by the agreements, and the officer or key employee’s employment is terminated without Cause (as the agreements define such term) or the officer resigns following a significant change in duties, responsibilities, authority, title, reporting responsibilities, compensation or benefits, then the officer would become entitled to receive the benefits provided by the applicable agreement. These benefits include: (i) one to three times annual salary, (ii) medical and dental insurance at a cost to such officer equal to that paid by TNMP employees for a period of one to three years, (iii) a prorated portion of annual bonus as established by the annual Incentive Plans and (iii) any excise taxes payable as a result of these benefits, grossed up for any additional excise and income taxes that result from each gross up payment. The completion of the PNM Acquisition as contemplated by the Stock Purchase Agreement would be a Change in Control under these agreements. The maximum aggregate estimated liability of the employment agreements and the Change in Control Agreements is approximately $13.9 million.

Other Employee Benefits

TNP and its subsidiaries have a 401(k) plan designed to enhance the other retirement plans available to its employees. Employees may invest their contributions in various mutual funds. TNP’s contributions are invested in the same manner as the employees’ contributions. TNP’s operating expenses included contribution costs of $0.8 million for each of the years 2004, 2003, and 2002.

Note 8. Income Taxes

Components of income taxes (benefits) were as follows:

	2004	2003	2002
	(In thousands)
Taxes (benefits) on net operating income (loss):
Federal - current	$6,369	$(8,638)	$3,037
State - current and deferred	3,845	(486)	3,288
Federal - deferred	18,170	(2,031)	14,705
ITC adjustments	(722)	(874)	(1,459)

	27,662	(12,029)	19,571

Taxes on other income (loss):
Federal - current	655	760	(466)

	655	760	(466)

Total income taxes (benefits)	$28,317	$(11,269)	$19,105

The amounts for total income taxes differ from the amounts computed by applying the appropriate federal income tax rate to earnings (loss) before income taxes for the following reasons:

	2004	2003	2002
	(In thousands)
Tax at statutory tax rate	$17,526	$(10,312)	$17,112
Amortization of accumulated deferred ITC	(722)	(874)	(1,459)
Amortization of excess deferred taxes	(216)	(198)	(141)
State income taxes	3,845	(486)	3,288
Preferred dividends - permanent difference	8,445	—	—
Permanent differences excluding goodwill	—	—	(34)
Other, net	(561)	601	339

Actual income taxes (benefits)	$28,317	$(11,269)	$19,105

The tax effects of temporary differences that gave rise to significant portions of net current and net noncurrent deferred income taxes as of December 31, 2004, and 2003, are presented below.

	2004	2003
	(In thousands)
Current deferred income taxes:
Deferred tax assets: other	$—	$139

Noncurrent deferred income taxes:
Deferred tax assets:
Minimum tax carryforwards	$5,893	$29,006
Provision for clawback	5,522	5,270
Regulatory related items	2,236	10,910
Deferred purchased power	—	12,812
Accrued employee benefit costs	5,578	1,541
Excess earnings	—	14,296
Contribution in aid of construction	—	2,676
Other	196	1,541

	19,425	78,052

Deferred tax liabilities:
Utility plant, principally due to depreciation and basis differences, including TNP One recoverable stranded cost	$(86,612)	(185,743)
Deferred charges	(2,406)	(20,605)
Other recoverable stranded costs (noncurrent)	(51,455)	(4,684)
Regulatory related items	—	(3,902)

	(140,473)	(214,934)

Noncurrent deferred income taxes, net	$(121,048)	$(136,882)

Federal tax carryforwards as of December 31, 2004, were as follows:

(In thousands)
Minimum tax credits
Amount	$5,893
Expiration period	None

Net Operating Loss Carryforward
Amount	$3,357
Expiration period (19 years)	2023

Note 9. Long-Term Debt

TNP

Senior Credit Facility. In August 2003, TNP and the banks participating in TNP’s Senior Credit Facility agreed to increase the commitment under, and extend the maturity of, the Senior Credit Facility. As a result the Senior Credit Facility is now composed of a $112.5 million term loan that matures in December 2006. The commitment under the term loan increased $42 million and TNP used the proceeds to provide First Choice with $25 million in additional capital and to replace the working capital available under the revolving portion of the Senior Credit Facility. The revolving portion of the Senior Credit Facility expired in August 2003 and had a commitment of $15 million. As of December 31, 2004, the Senior Credit Facility had an outstanding balance of $110.8 million and an interest rate of approximately 7.5 percent. The Senior Credit Facility is secured by a pledge of all TNMP and First Choice common stock held by TNP.

The Senior Credit Facility contains various financial covenants with which TNP must comply. Due to losses during the first quarter of 2003 at First Choice resulting from high natural gas prices, and increased amounts of outstanding debt due to the termination of TNMP’s factoring agreement early in 2002, TNP did not comply with one financial covenant for the period ended March 31, 2003. In May 2003, TNP obtained a modification of that financial covenant, as well as a second covenant. Additional covenants pertaining to risk management practices were implemented with this amendment. The amendment allowed TNP to meet the covenant, which was in noncompliance for the period ended March 31, 2003, and TNP expects to comply with all covenants for the Senior Credit Facility through the retirement of the loan.

For the years ended December 31, 2004, 2003 and 2002, respectively, the average interest rate on the Senior Credit Facility was approximately 6.6 percent, 5.8 percent, and 4.5 percent.

Senior Redeemable Preferred Stock (Preferred Stock). Through April 1, 2005, dividends on Preferred Stock will be paid by issuing additional shares of Preferred Stock having an aggregate liquidation preference equal to the amount of the dividends to be paid. After April 1, 2005, TNP has the option to pay dividends in cash or by issuing additional shares of Preferred Stock as previously described. For the years ended December 31, 2004, 2003, and 2002, TNP issued 24,030, 20,891, and 18,164 shares of Preferred Stock, respectively, in payment of dividends on the Preferred Stock.

Before April 1, 2005, TNP can redeem all, but not less than all, of the Preferred Stock at a specified price, plus accumulated dividends, in the event of a change in control. After April 1, 2005, TNP may redeem any amount of the Preferred Stock at specified prices, plus accumulated dividends. All of the Preferred Stock must be redeemed by April 1, 2011.

As discussed in Note 2, PNM Resources has stated its intention to retire TNP’s debt, including preferred securities, following the close of the acquisition.

TNMP and First Choice

TNMP Senior Notes. TNMP’s $175 million 6.25 percent Senior Notes due in 2009 were issued in 1999, and are unsecured.

On June 10, 2003, TNMP completed the sale of $250 million of 6.125 percent Senior Notes due in 2008. On or after May 1, 2005, TNMP will be required to redeem the Senior Notes to the extent that it receives proceeds from the securitization of stranded costs. TNMP believes that it has adequate cash to meet its working capital needs without the need for additional bank financing through at least the end of 2005. TNMP’s cash balance as of December 31, 2004, was approximately $65.8 million.

TNMP/First Choice Credit Facility. The TNMP/First Choice Credit Facility expired in October 2003. Prior to the issuance of the 6.125 percent Senior Notes due in 2008, TNMP and First Choice used the TNMP/First Choice Credit Facility to finance their working capital requirements. For the years ended December 31, 2003 and 2002, the average interest rate on the TNMP/First Choice Credit Facility was 3.5 percent and 3.0 percent, respectively.

As discussed in Note 12, First Choice has provided for its working capital needs by executing a new power supply agreement with Constellation and with cash on hand.

Maturities

As of December 31, 2004, scheduled maturities of long-term debt for the five years following 2004 are as follows:

Year	TNP Senior Credit Facility	TNMP 6.25% Senior Notes	TNMP 6.125% Senior Notes	Total
	(in thousands)
2005	$1,125	$—	$—	$1,125
2006	109,688	—	—	109,688
2007	—	—	—	—
2008	—	—	248,935	248,935
2009	—	167,690	—	167,690

Note 10. Related Party Transactions

At the time of the ST Corp. Merger, and in accordance with the SW Acquisition limited partnership agreement, TNP and Laurel Hill entered into a Management Services Agreement under which TNP engaged Laurel Hill as its agent to provide certain management and financial advisory services to TNP. For the years 2004, 2003 and 2002, TNP paid Laurel Hill $0.5 million, $1.2 million, and $1.2 million, respectively, under the agreement.

In 2002, TNMP paid Laurel Hill a transaction fee of $1.3 million for acting as TNMP’s financial advisor in connection with the sale of TNP One. Laurel Hill received the fee pursuant to provisions of the SW Acquisition limited partnership agreement.

TNP paid fees of $1 million in 2003 and $1 million in 2004, for advisory services in 2002 and 2003 by the original limited partners of SW Acquisition, pursuant to provisions of the SW Acquisition limited partnership agreement. TNP paid SW Acquisition partners $1 million in 2005 for advisory services provided in 2004.

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

The following tables present information about revenues, profits, and assets of TNP’s reportable segments (in thousands).

Twelve Months Ended December 31, 2004

	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$174,199	$544,681	$—	$718,880
Intercompany revenue	95,466	—	(95,466)	—
Purchased power	(76,017)	(288,007)	—	(364,024)
Other direct costs	(25,339)	(161,365)	93,745	(92,959)
Depreciation expense	(29,691)	(408)	(4)	(30,103)
Other operating expenses	(70,166)	(46,681)	(5,731)	(122,578)

Operating income (loss)	68,452	48,220	(7,456)	109,216
Other income and deductions, net	1,267	492	115	1,874
Dividends on preferred stock and other	—	—	(25,339)	(25,339)
Carrying charges on regulatory assets	32,006	—	—	32,006
Interest charges	(28,691)	(370)	(38,146)	(67,207)

Income (loss) before taxes	73,034	48,342	(70,826)	50,550
Income taxes	(26,391)	(17,854)	15,928	(28,317)
Extraordinary Items - disallowance of stranded cost (net of taxes)	(97,836)	—	—	(97,836)

Net income (loss)	(51,193)	30,488	(54,898)	(75,603)
Dividends on preferred stock and other	—	—	—	—

Income (loss) applicable to common stock	$(51,193)	$30,488	$(54,898)	$(75,603)

Cash Flow Data

Cash received from sales to customers	$242,441	$558,527	$(94,819)	$706,149
Purchased power costs paid	(70,830)	(296,562)	—	(367,392)
Cash paid for payroll and to other suppliers	(47,783)	(35,765)	(5,487)	(89,035)
Transmission and distribution charges	—	(162,308)	93,109	(69,199)
Interest and other taxes paid	(48,030)	(6,645)	(36,876)	(91,551)
Intercompany dividends, income taxes refunded (paid), and other	(7,474)	(11,834)	19,042	(266)

Net cash provided by (used in) operations	68,324	45,413	(25,031)	88,706

Net cash used in investing activities, primarily additions to utility plant	(44,090)	(1,439)	—	(45,529)

Redemption of senior notes	(8,375)	—	—	(8,375)
Intercompany dividends	(6,000)	(12,000)	18,000	—
Other	(1,007)	—	(1,237)	(2,244)

Net cash provided by (used in) financing activities	$(15,382)	$(12,000)	$16,763	$(10,619)

Balance Sheet Data as of December 31, 2004

Cash and cash equivalents	$65,759	$77,019	$7,568	$150,346
Accounts receivable	30,398	54,418	(11,837)	72,979
Other current assets	35,029	1,739	(1,735)	35,033
Net utility plant	574,669	3,819	15	578,503
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	135,446	—	—	135,446
Other property, regulatory tax assets and deferred charges	31,205	66	18,103	49,374

Total assets	$872,506	$137,061	$282,370	$1,291,937

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	15,649	42,059	(10,925)	46,783
Other current liabilities	29,385	18,302	6,335	54,022
Accumulated deferred income taxes and investment tax credits	140,575	(8,899)	(8,302)	123,374
Deferred credits	41,297	15,878	10,275	67,450
Regulatory liability-accrued cost of removal	40,729	—	—	40,729
Long-term debt, less current maturities	415,569	—	384,687	800,256
Redeemable cumulative preferred stock	—	—	187,878	187,878
Common shareholder’s equity	189,302	69,721	(288,703)	(29,680)

Total liabilities and shareholder’s equity	$872,506	$137,061	$282,370	$1,291,937

Twelve Months Ended December 31, 2003

	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$140,193	$695,300	$—	$835,493
Intercompany revenue	109,295	—	(109,295)	—
Purchased power and fuel	(67,902)	(451,684)	77	(519,509)
Other direct costs	(21,858)	(210,197)	107,709	(124,346)
Depreciation expense	(28,631)	(299)	(6)	(28,936)
Other operating expenses	(65,279)	(54,090)	(7,061)	(126,430)

Operating income (loss)	65,818	(20,970)	(8,576)	36,272
Other income and deductions, net	2,068	88	(5)	2,151
Interest charges	(28,899)	(1,123)	(37,863)	(67,885)

Income (loss) before taxes	38,987	(22,005)	(46,444)	(29,462)
Income taxes	(13,705)	8,727	16,247	11,269

Net income (loss)	25,282	(13,278)	(30,197)	(18,193)
Dividends on preferred stock and other	—	—	22,086	22,086

Income (loss) applicable to common stock	$25,282	$(13,278)	$(52,283)	$(40,279)

Cash Flow Data

Cash received from customers	$246,372	$680,715	$(113,880)	$813,207
Purchased power and fuel costs paid	(65,640)	(425,448)	(217)	(491,305)
Natural gas option premiums paid	—	(19,642)	—	(19,642)
Cash paid for payroll and to other suppliers	(51,488)	(36,031)	(7,106)	(94,625)
Transmission and distribution charges	—	(201,658)	112,371	(89,287)
Interest and other taxes paid	(47,204)	(7,762)	(33,621)	(88,587)
Intercompany dividends, income taxes refunded (paid), and other	(12,871)	675	14,793	2,597

Net cash provided by (used in) operations	69,169	(9,151)	(27,660)	32,358

Other investing activities, primarily additions to utility plant	(44,910)	(332)	718	(44,524)

Net cash provided by (used in) investing activities	(44,910)	(332)	718	(44,524)

Borrowings from (repayments of) credit facilities	(171,000)	—	(563)	(171,563)
Issuance of senior notes, net of discount	248,923	—	—	248,923
Issuance of term loan under TNP senior credit facility	—	—	112,500	112,500
Intercompany dividends	(29,400)	—	29,400	—
Intercompany financing	—	35,000	(35,000)	—
Intercompany borrowing	(14,557)	14,557	—	—
Repayment of term loan under TNP senior credit facility	—	—	(71,300)	(71,300)
Other	(1,600)	(242)	(3,454)	(5,296)

Net cash provided by (used in) financing activities	$32,366	$49,315	$31,583	$113,264

Balance Sheet Data as of December 31, 2003

Cash and cash equivalents	$56,907	$45,045	$15,836	$117,788
Accounts receivable	32,443	74,347	(11,803)	94,987
Other current assets	4,264	8,277	212	12,753
Net utility plant	558,618	2,788	18	561,424
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,651	—	—	298,651
Other property, regulatory tax assets and deferred charges	30,465	8	22,441	52,914

Total assets	$981,348	$130,465	$296,960	$1,408,773

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	13,302	54,937	(10,860)	57,379
Other current liabilities	25,914	6,674	6,843	39,431
Deferred purchased power and fuel costs	40,844	—	—	40,844
Accumulated deferred income taxes and investment tax credits	170,626	(5,472)	(9,813)	155,341
Regulatory liability - accrued cost of removal	38,218	—	—	38,218
Deferred credits	22,839	15,926	13,518	52,283
Long-term debt, less current maturities	423,626	—	385,813	809,439
Redeemable cumulative preferred stock	—	—	162,538	162,538
Common shareholder’s equity	245,979	58,400	(252,204)	52,175

Total liabilities and shareholder’s equity	$981,348	$130,465	$296,960	$1,408,773

As of December 31, 2004, TNP has assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

Note 12. Commitments and Contingencies

Energy Supply

Constellation Agreement. In 2003, First Choice and Constellation executed a three-year power supply agreement that resulted in Constellation being the primary supplier of power for First Choice’s customers through the end of 2006. The agreement included provisions that provided First Choice with sufficient credit for its operations. First Choice implemented the new agreement with Constellation in three phases. Phase one began and ended in 2003. Phase two of the agreement began in December 2003 and ended on June 1, 2004. On that date, phase three commenced and First Choice transferred all of First Choice’s customers and receivables into a bankruptcy remote subsidiary, First Choice Power Special Purpose, L.P. (FCPSP), which operates as a retail electric provider, as discussed in Note 3. First Choice took this action to comply with the PUCT order issued on March 16, 2004 that authorized the transfer of customers to FCPSP.

FCPSP holds all customer contracts and wholesale power and certain natural gas contracts previously held by First Choice. Constellation received a lien against the assets of FCPSP, including billed and unbilled receivables, all cash of FCPSP, customer contracts, and the equity of FCPSP, to cover the settlement exposure and mark-to-market exposure rather than requiring FCPSP to post alternate collateral for purchase power supply. In addition, FCPSP is restricted by covenants that limit the size of FCPSP’s unhedged market positions and require that sales by FCPSP retain a positive retail margin. The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement. If, however, a change in electricity or gas forward prices increases Constellation’s credit exposure to FCPSP beyond a limit based on Constellation’s liens in cash and accounts receivable, Constellation will have no obligation to supply additional customers of FCPSP unless FCPSP provides letters of credit or other collateral acceptable to Constellation, and FCPSP will be constrained in its ability to sign up additional customers until that credit shortfall is corrected. In connection with the formation of FCPSP, Constellation released TNMP from its $25 million guarantee of certain power supply obligations of First Choice.

Phase three commitments to supply power for new customers will continue until December 31, 2006, although Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires. FCPSP may terminate the agreement upon 30 days prior notice to Constellation, for any reason, but the agreement and all liens securing the agreement remain in effect with respect to transactions entered into prior to the termination, until both parties have fulfilled all of their obligations with respect to such transactions or such transactions have been terminated for default or certain reasons related to regulatory changes. Provisions of the power supply agreements that by their terms survive terminations would expire on their original expiration dates.

As a result of the agreement, First Choice has secured supply to serve all of its forecasted commitments to existing price-to-beat and competitive customers through 2006. First Choice has secured fixed price supply for fixed price sales contracts for approximately 86 percent of its competitive load though 2006. For the remaining competitive load, First Choice has secured supply at rates that fluctuate with natural gas prices. First Choice has the ability, on 45 days notice, to change the rate billed to these competitive customers. First Choice has locked in prices for price-to-beat customers’ supply through May 2005, and has secured the remaining supply to serve its forecasted commitments to price-to-beat customers through 2006 at prices that currently vary with monthly natural gas prices. To mitigate the risk of changes to monthly natural gas prices, First Choice has the ability to file with the PUCT to change the price-to-beat twice each year, in the event of significant changes in natural gas prices, or use financial instruments, as discussed previously.

New Mexico. TNMP’s power requirements in New Mexico are supplied by PNM under a long-term wholesale power contract that expires in December 2006. In addition to providing power supply, PNM acts as TNMP’s agent to procure, schedule and dispatch wholesale power on TNMP’s behalf throughout the term of the contract.

Take or Pay Obligations. At December 31, 2004, TNMP and First Choice had various outstanding commitments for take or pay provisions in their energy supply agreements with PNM and Constellation, respectively. Detailed below are the fixed and determinable portion of the obligations (amounts in millions):

	2005	2006	2007	2008	2009
Purchased power agreements	$255.7	$219.9	$7.0	$—	$—

Legal Actions

Environmental Site. In October, 2003, the Texas Commission on Environmental Quality (TCEQ) notified approximately 50 companies, including TNMP, that releases of hazardous substances had been documented from a site owned and operated by a vendor with whom those companies did business. TNMP purchased transformers from the vendor and also sent some transformers to the vendor for repair and/or disposal. The owner and operator of the site has filed for bankruptcy and the site is under the control of the bankruptcy trustee. In August 2004, 15 of the companies identified by TCEQ as potentially responsible parties (PRPs), including TNMP, formed an initial working group to manage the remediation efforts and determine the allocation of responsibility among the PRPs. As a result of the initial allocation of responsibility, TNMP recorded a liability of $0.6 million for its share of the clean up of this site in 2004.

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

Note 13. Selected Quarterly Consolidated Financial Data (unaudited)

The following selected quarterly consolidated financial data for TNP is unaudited, and, in the opinion of TNP’s management, is a fair summary of the results of operations for such periods:

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands)
2004
Operating revenues	$162,150	$177,504	$216,637	$162,589
Net operating income (loss)	21,738	26,868	43,696	16,914
Income (loss) before extraordinary item	(2,247)	823	11,556	12,101
Extraordinary item	—	(97,836)	—	—
Net income (loss)	(2,247)	(97,013)	11,556	12,101

	Quarter Ended
	March 31	June 30	September 30	December 31
	(In thousands)
2003
Operating revenues	$183,721	$223,525	$252,687	$175,560
Net operating income (loss)	(19,203)	15,999	34,512	4,964
Net income (loss)	(20,025)	(1,018)	10,516	(7,666)

Generally, the variations between quarters reflect the seasonal fluctuations of the businesses of TNMP and First Choice. In the second quarter of 2004, the TNMP recorded an extraordinary loss of $97.8 million as discussed in Note 3.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

As of December 31, 2004, the Chief Executive Officer and Chief Financial Officer of TNP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of TNP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including its consolidated subsidiaries) that is required to be included in TNP’s periodic SEC filings.

There were no significant changes in TNP’s internal controls or in other factors that could significantly affect these controls for the quarter ended December 31, 2004.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

Michael E. Bray, 57 became President and Chief Operating Officer of TNP on January 19, 2004. He became a director of TNP on January 14, 2004. He became a director of TNMP and Chairman of First Choice on February 4, 2004. From July 2000 until September 2003 he was President of PPL Electric Utilities and Vice Chair of PPL Gas Utilities, electric and gas utilities based in Allentown, Pennsylvania. From April 2000 to July 2000 he was Senior Vice President of PPL Electric. From February 1999 to April 2000 he was President and Chief Executive Officer of Consolidated Edison Development, Inc., a power generation subsidiary of Consolidated Edison Company of New York, New York. From March 1997 to February 1999 he was Senior Vice President—Electric Business Unit of Long Island Lighting Company (LILCO).

Gerald L. Brodsky, 56, became a director of TNP on January 14, 2004. Mr. Brodsky is a consultant with over 30 years experience. He has been a partner in the Corporate Finance Practice at Bates White LLC, a consulting firm, since October 2003. He was Chief Operating Officer/Director of Investment Banking of Harmonic Research, Inc., a securities firm, from January 2000 until June 2003. He was a director and an officer of Ultra Fast Optical Systems, Inc., a private portfolio company engaged in the development of photonic telecommunications equipment from 2000 until 2002.

William J. Catacosinos, 74, has been Chairman and Chief Executive Officer of TNP since the closing of the ST Corp. Merger in April 2000. In addition, he was President of TNP from April 2000 until January 2004. He is also a member of TNMP’s board of directors. Since November 1998, Dr. Catacosinos has served as Managing Partner of Laurel Hill Capital Partners. Dr. Catacosinos was Chairman and Chief Executive Officer of LILCO from January 1984 to July 1998. Dr. Catacosinos is a director of Preservation Sciences, Inc., of Fort Lauderdale, Florida, a company that researches and manufactures preservation technologies and products used with food, beverage and industrial products, and International Coal Group of New York, New York, a publicly held coal company.

James T. Flynn, 71, became a director of TNMP at the time of the ST Corp. Merger in April 2000 and of TNP in November 2000. Mr. Flynn, prior to his retirement, was President and Chief Operating Officer of LILCO from December 1996 to January 1999.

Kenneth S. Grossman, 48, became a director of TNP on May 8, 2002. Mr. Grossman has been in the investment management business for more than five years. He has served as Managing Director of Alpine Associates, an investment management firm since October 1999. He was Executive Vice President of Imperial Capital, an investment management firm, from April 1999 to September 1999, and a principal of his own investment management firm from January 1998 until March 1999. Mr. Grossman has been director of Evercom, Inc., a provider of jail and prison inmate phone systems and technology based in Irving, Texas, since March 2003, and a director of Elot, Inc., a software manufacturer, since January 2003.

David Kehler, 56, became a director of TNP on May 8, 2002. Mr. Kehler has been an independent consultant since February 2000, and Managing Director of Government Procurement Advisors, LLC, since December 2002. From February 1994 until January 2000, he was Associate Deputy State Treasurer of the State of New Jersey.

Leeam Lowin, 59, became a director of both TNP and TNMP at the time of the ST Corp. Merger in April 2000. For the past 36 years, Mr. Lowin has been an investment manager for private accounts. From 1984 to 1998, Mr. Lowin served as a consultant to LILCO. From July 1992 to March 1996, he was a member of the board of directors of AEL Industries and managed the sale of that company to Tracor.

James O’Brien, 58, became a director of TNP on May 8, 2002. Mr. O’Brien has been president of Bare Cove Financial, a consulting firm, since June 1998. From September 1986 until December 1998, Mr. O’Brien was Vice President and Principal of Beacon Hill Financial, an investment banking firm. Mr. O’Brien also has served as a director of Cyterra Corp., a privately-held security company, since August 2001.

Steven Shulman, 63, was elected a director on January 14, 2004. Mr. Shulman is an investment banker with over 30 years of experience. Since 1985, he has been an investment banker through his wholly owned company, the Hampton Group, Inc. Since 1997, Mr. Shulman has been Chairman and Chief Executive officer of Terrace Food Group, Inc., a produce and dairy products distributor. He was Chairman of Wilshire Restaurant Group, a wholly owned subsidiary of Marie Callendar Pie Shops, Inc., from 1989 until 1999. He serves as a director of Ark Restaurants Corp., a NASDAQ listed restaurant company; Beacon Capital Partners, Inc., a privately held real estate firm; C3I, Inc., a privately held service company; The General Chemical Group, Inc., a NASDAQ listed commodity chemical company; Paragon Technologies, Inc., an American Stock Exchange listed material handling company; PlasmaSol Corp., a privately held venture capital firm; Terrace Food Group, Inc., a privately held food service company; and Transportation Technologies Industries, Inc., a privately held manufacturer of truck components. He also serves as Vice Chairman of the Board of Stevens Institute of Technology.

Committees and Meetings

TNP’s Board of Directors maintains the following two standing committees.

•	Audit Committee. This committee oversees the financial reporting process; reviews the annual and quarterly financial statements; recommends to the full board the appointment of the independent accountants and evaluates their performance and fees charged; reviews the internal audit function; meets with the independent accountants and with appropriate financial personnel and internal auditors regarding corporate financial reporting, accounting procedures and controls, risk management and the scope of internal and independent audits; and evaluates officers’ compliance with ethics policies, national and state laws and regulations related to securities, criminal conduct and the environment. Messrs. Flynn, Grossman, Kehler and Lowin are the members of the TNP Audit Committee, and Mr. Flynn is its chair. The Board of Directors has determined that all members of the Audit Committee are financial experts (as defined by the Securities and Exchange Commission).

•	Compensation Committee. This committee reviews the performance of the Company’s officers and establishes the appropriate level of base compensation ranges and specific base salaries within such ranges for the officers who report to the Chief Executive Officer; recommends actions with respect to adoption, amendment, administration or termination of compensation, welfare, benefit, pension and other plans related to compensation of employees; reviews the terms and conditions of all employee benefit plans; establishes performance goals for all incentive compensation plans and designates participants in incentive compensation plans for management; oversees the management organization; and makes recommendations to the full board with respect to directors’ compensation. Messrs. Flynn, Lowin and O’Brien comprise the Compensation Committee of TNMP, and Mr. Lowin is its chair.

During 2004, TNP’s board of directors held ten meetings. The Audit Committee held four meetings and took action by unanimous consent once. The Compensation Committee held three meetings. All directors attended at least 75 percent of the meetings of the Board of Directors and committees on which they served during 2004.

Director Compensation

Each non-employee director receives an annual retainer of $30,000 from TNP. Non-employee directors of TNMP also receive an annual retainer of $20,000 from TNMP if they are not also TNP directors; TNP directors who are also TNMP directors receive a $5,000 annual retainer from TNMP. Non-employee managers of First Choice Power GP, LLC, the general partner of First Choice, (First Choice GP) receive an annual retainer of $20,000. Each non-employee director or manager of TNP, TNMP and First Choice GP receives a fee of $1,250 for each meeting of the TNP, TNMP and First Choice GP board and committees attended. Directors and committee members are also reimbursed for travel and other incidental expenses incurred in connection with their duties. Directors who are employees receive no additional compensation for serving as directors.

Compensation Committee Interlocks and Insider Participation

No Compensation Committee member is a director of or serves on the compensation committee of an entity that has an executive officer serving on TNP’s Board of Directors or Compensation Committee.

Executive Officers

The information set forth under “Employees and Executives” in Part 1 is incorporated here by reference.

Code of Ethics

TNP, TNMP and First Choice have adopted an ethics policy that applies to all of their respective employees. A copy of the policy was filed with the 2003 Form 10-K.

Item 11. EXECUTIVE COMPENSATION

The following table summarizes the compensation paid to the Chief Executive Officers of TNP and TNMP and the other most highly compensated executive officers of TNP and TNMP (the “Named Executive Officers”) for services rendered in all capacities to TNP, TNMP and their affiliated companies during 2002, 2003 and 2004.

		Annual Compensation			All Other Compensation(5)
Name & Principal Position(1)	Year	Salary(3)	Bonus(4)
William J. Catacosinos, Chairman and Chief Executive Officer of TNP	2004 2003 2002	$1,609,616 1,550,000 1,519,231	$	— — 386,638	$155,462 137,275 145,796

Michael E. Bray, President and Chief Operating Officer, TNP (2)	2004	$424,039		$150,000	$6,150

Theodore A. Babcock, Chief Financial Officer, TNP	2004 2003 2002	$265,499 248,146 241,228	$	— 35,366 60,571	$23,267 11,461 12,709

Kathleen M. Marion, Corporate Secretary, TNP	2004 2003 2002	$115,434 107,890 104,882	$	— 15,377 26,335	$4,227 4,781 5,810

Jack V. Chambers, Chairman, President and Chief Executive Officer of TNMP	2004 2003 2002	$394,616 380,000 380,000	$	— 276,831 371,831	$7,858 6,914 10,577

Manjit S. Cheema, President, First Choice and Treasurer, TNP	2004 2003 2002	$274,154 264,000 264,000	$	— 231,934 307,167	$9,655 8,286 11,058

(1)	The Named Executive Officers of TNP are Dr. Catacosinos, Messrs. Bray and Babcock and Ms. Marion. Messrs. Chambers and Cheema are the presidents of the principal operating subsidiaries of TNP. Mr. Bray joined TNP January 19, 2004.
(2)	Mr. Bray joined TNP on January 19, 2004.
(3)	The 2004 amounts shown in this column reflect that, due to the biweekly pay schedule, one additional salary payment was made during 2004.
(4)	The 2004 amounts shown in this column for Mr. Bray is the bonus payable to Mr. Bray under his employment agreement. None of the Named Executive Officers received incentive compensation under the TNP, TNMP or First Choice incentive compensation plans relating to 2004.
(5)	The amounts in this column consist of the following items earned or paid during the year noted: (a) company contributions to TNMP’s 401(k) plan; (b) premiums for group life insurance paid by the Company (none of the Named Executive Officers has any cash value rights related to such insurance); and (c) cash paid in lieu of unused personal time off (PTO) for the preceding year. The table below describes such amounts paid out or earned during 2004. In addition, the amounts for Dr. Catacosinos include the costs of providing a car and driver pursuant to his employment agreement. In 2004, 2003 and 2002 those costs were $92,424, $83,289 and $80,167, respectively.

	401(k) Plan	Life Insurance Premiums	Unused PTO Payment
Dr. Catacosinos	$6,150	$42,024	$14,904
Mr. Bray	6,150	—	—
Mr. Babcock	6,150	764	16,353
Ms. Marion	3,463	764	—
Mr. Chambers	6,150	1,708	—
Mr. Cheema	6,150	3,505	—

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

The following table lists the estimated annual benefits payable at normal retirement age for the Named Executive Officers, which are based upon the current qualified pay limits ($210,000 in 2005) projected forward, if such officer elects to receive plan benefits as an annuity. Benefits based upon pay above the qualified pay limits are nonqualified and are paid from the Excess Benefit Plan, discussed below.

Name	Total Annuity	Pension Plan Annuity	Excess Benefit Plan Annuity
William J. Catacosinos	$51,000	$6,000	$45,000
Michael E. Bray	22,000	10,000	12,000
Theodore A. Babcock	42,000	28,000	14,000
Kathleen M. Marion	18,000	18,000	—
Chambers, Jack V.	86,000	47,000	39,000
Cheema, Manjit S.	59,000	35,000	24,000

The employees of the subsidiaries of TNP are also participants in the Pension and Excess Benefit Plans.

Employment Contracts and Termination, Severance and Change of Control and Arrangements

Dr. Catacosinos, Messrs. Bray and Babcock and Ms. Marion, the Named Executive Officer of TNP, are each employed pursuant to a written employment agreement.

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

Under his agreement, Dr. Catacosinos is to receive an annual base salary of not less than $1,550,000 per year. He is entitled to participate in all incentive, pension, retirement, savings, 401(k) and other employee pension benefit plans and programs that TNP and/or TNMP maintains from time to time for the benefit of its senior management executives. He is also entitled to participate in all of TNP’s and TNMP’s other compensation and employee benefit plans or programs and to receive officer perquisites.

If Dr. Catacosinos resigns for Good Reason (including a change in control) or is terminated without Cause (as his agreement defines such terms), he will be entitled to receive his base salary at the rate then in effect for a period of 18 months after the termination. Such termination or resignation would require 30 days prior written notice to the affected party. If Dr. Catacosinos is terminated for Cause or resigns without Good Reason, he would receive his base salary then in effect through the date of his termination. If he dies or becomes Disabled (as his agreement defines the term), Dr. Catacosinos, his estate or his legal representative, as the case may be, would be entitled to receive his base salary at the rate then in effect for a period of six months from the date of termination. In each instance, Dr. Catacosinos would also be entitled to any base salary that has accrued but is not yet paid as of the termination date, immediate payment of any unpaid compensation due to him as of the termination date, reimbursement of all reasonable business expenses incurred but not yet paid, payment for all unused accrued vacation days, and any other compensation and benefits payable pursuant to any applicable TNP and/or TNMP plans or programs.

Mr. Babcock and Ms. Marion. Mr. Babcock and Ms. Marion’s employment agreements with TNP, which expire March 16, 2006, specify their positions, duties, and set the compensation and benefits provided to each during the agreement term. Each agreement specifies that the executive will receive a minimum level of compensation during each year of the agreement’s term and participate in all company benefit plans. The minimum compensation for Mr. Babcock is $230,000 and for Ms. Marion is $100,000. This compensation will consist of:

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

If there is a change of control, and the executive is terminated without Cause or terminates his or her employment for Good Reason, the executive will be entitled to a lump sum payment equal to three times the executive’s then current annual salary and medical insurance for three years at a cost to the executive equal to that paid by TNMP employees. The lump sum would be grossed up by the amounts of any excise taxes payable on such lump sum, pursuant to Section 4999 of the Internal Revenue Code, and any additional excise and income taxes that result from such gross up payment.

Mr. Bray. TNP entered into a three-year employment agreement with Michael E. Bray as of January 19, 2004. Mr. Bray’s employment agreement provides that:

•	during each year of his agreement’s term, he will receive a base salary of at least $450,000 and an annual incentive bonus of between 0 percent and 37.5 percent of his base salary, based on the attainment of financial and operational goals to be established at the beginning of each year. Mr. Bray’s incentive bonus in 2004 shall be not less than $150,000.

•	if TNP terminates him for any reason other than Cause or if he resigns for Good Reason (each term is defined in his employment agreement), he will be entitled to receive either:

•	a lump sump payment equal to the continuation of his then-current annual salary for a period of 18 months, plus an amount equal to the incentive compensation for the year in which the termination occurs, pro rated for the number of months employed during that year, or

•	a lump sum payment equal to his then current annual salary divided by 12 and multiplied times the total number of months between the date of termination and expiration of the agreement, plus an amount equal to the incentive compensation for the year in which the termination occurs, pro rated for the number of months employed during that year; and

•	medical insurance at a cost equal to that paid by TNP employees for the greater of (a) 18 months or (b) the period from the termination until the expiration of the agreement.

•	if Mr. Bray is terminated without Cause or terminates his employment for Good Reason in the event of a change of control of TNP, he will be entitled to a lump sum equal to three times his then current annual salary, and medical insurance for three years at a cost to him equal to that paid by employees of TNMP. The lump sum would be grossed up by the amounts of any excise taxes payable on such lump sum, pursuant to Section 4999 of the Internal Revenue Code, and any additional excise and income taxes that result from such gross up payment.

•	if Mr. Bray is terminated for any reason other than Cause, he will be vested in the pension benefit and entitled to credit on his pension plan accruals based on his annual salary immediately prior to termination applied to the months between his termination and January 1, 2007.

Mr. Cheema and Mr. Chambers. TNMP has agreed to provide Mr. Cheema (or his estate, in the event of his death) with an additional lump sum retirement benefit equal to $700,000 if his employment with First Choice is terminated for any reason. TNMP has also agreed to provide Mr. Chambers (or his estate, in the event of his death) with an additional lump sum retirement benefit equal to $848,677 if his employment with TNMP is terminated for any reason. Mr. Cheema and Mr. Chambers have each also entered into a change of control agreement, as described below.

Change of Control Agreements. Mr. Chambers and Mr. Cheema have each entered into a change of control agreement. Under such agreements, if, within the period beginning 90 days prior to and ending 365 days after a change of control of TNP Enterprises, First Choice or, in the case of Mr. Chambers, TNMP, the officer’s employment is terminated without Cause (as the agreements define such term) or the officer resigns following a significant change in duties, responsibilities, authority, title, reporting responsibilities, compensation or benefits, then the officer would become entitled to receive:

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

If the officer is terminated for Cause, or terminates his or her employment other than for the reasons giving rise in the change of control benefits, the officer will not receive any change in control benefits. In addition, each officer will be entitled to receive the benefits described in paragraphs (b) and (c), above only if the officer executes a release in such form as the officer’s employer would require releasing the employer from any and all further liability in connection with such termination, and such release becomes effective by its terms.

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

Report on Executive Compensation of TNP Compensation Committee

The TNP Compensation Committee oversees all executive compensation matters of TNP. Messrs. Flynn, Lowin and O’Brien were members of the Committee during 2004. This report describes the Committee’s compensation policies applicable to TNP’s executive officers during 2004.

Employment Agreements. The Named Executive Officers of TNP are compensated in accordance with their respective employment agreements.

Dr. Catacosinos’ employment agreement was in place when the Committee was formed in 2000. The Committee approved employment agreements for Mr. Babcock and Ms. Marion during 2001, and for Mr. Bray in connection with the commencement of his employment in 2004.

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

TNP paid no incentive bonuses for the 2004 performance period, since neither TNMP nor First Choice achieved the threshold financial performance goals, which were required to be achieved as a condition to the payment of any incentive bonuses based on EBITDA financial goals. The performance measures for TNP employees were the same measures used in the TNP and TNMP Management Short-Term and Broad-Based Incentive Compensation Plans. The performance measures include (i) a financial measure of earnings before interest, taxes, dividends and amortization (EBITDA) for TNMP and First Choice, (ii) TNMP operational performance measures of customer satisfaction, system reliability and safety, and (iii) First Choice operational performance measures of customer satisfaction, customer retention, collections, billing accuracy and customer responsiveness.

During the year, TNP matches its employees’ 401(k) contributions in amounts up to 3 percent of their base salaries, or a maximum of $6,150. It also makes an additional matching contribution to the 401(k) retirement plan based on the same financial performance measure used in the TNP and TNMP Management Short-Term and Broad-Based Incentive Compensation Plans. No incentive matching contributions were made with respect to 2004.

Compensation of TNP Chairman and Chief Executive Officer.

TNP compensated Dr. Catacosinos in accordance with the terms of his employment agreement, which is described in this Annual Report under “Executive Compensation – Employment Contracts and Termination, Severance and Change of Control Arrangements.” His agreement sets forth the base salary that he received during 2004. Under his agreement, he is entitled to participate in all incentive, pension, retirement, savings, 401(k) and other employee pension benefit plans and programs that the Company and/or TNMP maintain for the benefit of TNMP’s senior management executives, and at the same levels and on the same terms as do TNMP senior management executives. Because neither TNMP nor First Choice achieved its EBITDA financial goal, Dr. Catacosinos did not receive any incentive compensation payments with respect to 2004.

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

Name of Beneficial Owner	Percent of Class
SW Acquisition (1)	100.0%
William J. Catacosinos (2)	100.0%
Michael E. Bray(3)	0.0%
Gerald L. Brodsky(3)	0.0%
James T. Flynn(3)	0.0%
Kenneth S. Grossman (3)	0.0%
David Kehler (3)	0.0%
Leeam Lowin (3)	0.0%
James O’Brien (3)	0.0%
Steven Shulman (3)	0.0%
Theodore A. Babcock(4)	0.0%
Kathleen A. Marion(4)	0.0%
Jack V. Chambers(3)	0.0%
Manjit S. Cheema(3)	0.0%
All directors and officers as a group (2)	100.0%

(1)	The business address of SW Acquisition is 2 Robbins Lane, Suite 201, Jericho, New York 11753.
(2)	Dr. William J. Catacosinos, who controls SW I Acquisition GP, L.P., the general partner of SW Acquisition, may also be deemed to have beneficial ownership of the equity interests reported in the table. The business address of Dr. Catacosinos is 2 Robbins Lane, Suite 201, Jericho, New York 11753.
(3)	The address for Messrs. Bray, Brodsky, Flynn, Grossman, Kehler, Lowin, O’Brien, Shulman, Chambers and Cheema is 4100 International Plaza, Fort Worth, Texas 76109.
(4)	The address for Mr. Babcock and Ms. Marion is 2 Robbins Lane, Suite 201, Jericho, New York 11753.

Neither TNP nor any of its subsidiaries has any compensation plan, including individual compensation arrangements, under which TNP equity securities are authorized for issuance.

Changes in Control. On July 24, 2004, SW Acquisition, L.P., the sole holder of TNP common stock, entered into an agreement (Stock Purchase Agreement) to sell all of the outstanding common stock of TNP to PNM Resources for approximately $189 million comprised of equal amounts of PNM Resources common stock and cash. PNM Resources will also assume approximately $835 million of TNP’s net debt and senior redeemable cumulative preferred stock (preferred securities).

Under the terms of the agreement, TNP’s common shareholder will receive consideration, consisting of approximately 4.7 million newly issued PNM Resources shares and the remainder being paid in cash, subject to closing adjustments. PNM Resources shares were valued at $20.20 on the date the agreement was entered into. The final sale price will be based on the share price on the day of closing. PNM Resources shares closed at $26.24 on February 28, 2005. The existing indebtedness and preferred securities at TNP will be retired. All debt at TNMP, TNP’s wholly-owned electric utility subsidiary, will remain outstanding.

The transaction is subject to certain conditions, including, to the extent they are required, receipt of necessary orders or other actions by the Public Utility Commission of Texas (PUCT), New Mexico Public Regulation Commission (NMPRC), the Federal Energy Regulatory Commission (FERC) the Securities and Exchange Commission (SEC) and clearance under applicable federal anti-trust statutes.

The transaction is also subject to certain rights of termination by each party, including rights of termination in the event that required regulatory action is denied or not received. The Stock Purchase Agreement may also be terminated if the closing has not occurred on or prior to December 31, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At the time of the ST Corp. Merger, and in accordance with the SW Acquisition limited partnership agreement, TNP and Laurel Hill entered into a Management Services Agreement under which TNP engaged Laurel Hill as its agent to provide certain management and financial advisory services to TNP. These services include an assessment of TNP’s competitive environment, development and implementation of a strategic plan, assessment and implementation of financing strategies, development and implementation of operating budgets, development and implementation of marketing and sales initiatives, regulatory advice, and other advice relating to the enhancement of shareholder value, all for the purpose of assisting TNP in developing and executing its long-term business goals and strategy. During the term of this agreement through March 2004, TNP paid Laurel Hill an annual fee of $1,200,000, payable in monthly installments. Beginning April 2004, this amount was reduced to an annual fee of $250,000. This agreement had a three-year initial term that expired in 2003, and now automatically renews for successive one-year terms. Either party may terminate the agreement upon written notice to the other party 30 days prior to the end of each renewal term. It provides that TNP will indemnify Laurel Hill, its agents and the companies controlling Laurel Hill for losses arising out of the Agreement or Laurel Hill’s duties thereunder. Dr. Catacosinos is the Manager of Laurel Hill, Mr. Babcock its Managing Director and Ms. Marion is its Executive Administrator. Laurel Hill is a limited partner of SW Acquisition. PNM Resources has indicated that they do not intend to renew the agreement.

TNP paid fees to the original limited partners of SW Acquisition of $1 million in each of 2004 and 2005 for advisory services rendered in 2003 and 2004, pursuant to provisions of the SW Acquisition limited partnership agreement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees paid or accrued (in thousands) by TNP for the audit and other services provided by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003.

	2004	2003
Audit fees(1)	$467	$380
Audit-related Fees(2)	28	40
Tax fees(3)	5	5
All other fees(4)	0	131

Total	$500	$556

The Audit Committee must pre-approve audit-related and non-audit services not prohibited by law to be performed by TNP’s independent auditors. The Audit Committee pre-approved all audit-related and non-audit services in 2004 and 2003.

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.
(2)	Audit-related fees consisted primarily of accounting consultations, employee benefit plan audits, and other attestation services.
(3)	Includes fees for tax compliance, tax planning and tax advice.
(4)	All other fees principally include risk assessment services related to First Choice Energy supply.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	The following financial statements are filed as part of this report:
		Page
	Independent Auditors’ Report	31

	TNP
	Consolidated Statements of Income, Three Years Ended December 31, 2004	32
	Consolidated Statements of Cash Flows, Three Years Ended December 31, 2004	33
	Consolidated Balance Sheets, December 31, 2004, and 2003	34
	Consolidated Statements of Capitalization, December 31, 2004, and 2003	35
	Consolidated Statements of Common Shareholders’ Equity, Three Years Ended December 31, 2004	36

	Reports on Form 8-K:

• TNP filed an 8-K dated November 4, 2004 to report the issuance of its third quarter 2004 Earnings Release.

•      TNP filed an 8-K dated February 8, 2005 to report the execution and filing of the Stipulation and Agreement filed by TNMP with the PUCT in connection with the proceedings before the PUCT related to the PNM Acquisition.

•      TNP filed an 8-K dated March 4, 2005 to report the execution and filing of the Stipulation filed by TNMP and PNM Resources with the NMPRC in connection with the proceedings before the PUCT related to the PNM Acquisition. The filing also reported the FERC approval of PNM Resources’ acquisition of TNP.

(b)	The following financial statement schedules are filed as part of this report:

	Schedule II – Valuation and Qualifying Accounts

	TNP Enterprises, Inc. and Subsidiaries	68

	(d) The Exhibit Index on page 69 is incorporated here by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

TNP ENTERPRISES, INC.

Date: March 8, 2005	By:	\s\ William J. Catacosinos
William J. Catacosinos, Chairman and Chief Executive Officer

Date: March 8, 2005	By:	\s\ Theodore A. Babcock
Theodore A. Babcock, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

		Title	Date
By	\s\ William J. Catacosinos	Chairman & Chief Executive Officer	3/08/05
William J. Catacosinos

By	\s\ Michael E. Bray	President, Chief Operating Officer & Director	3/08/05
Michael E. Bray

By	\s\ Gerald L. Brodsky	Director	3/08/05
Gerald L. Brodsky

By	\s\ James T. Flynn	Director	3/08/05
James T. Flynn

By	\s\ Kenneth S. Grossman	Director	3/08/05
Kenneth S. Grossman

By	\s\ David Kehler	Director	3/08/05
David Kehler

By	\s\ Leeam Lowin	Director	3/08/05
Leeam Lowin

By	\s\ James W. O’Brien	Director	3/08/05
James W. O’Brien

By	\s\ Steven Shulman	Director	3/08/05
Steven Shulman

TNP ENTERPRISES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2004

(in thousands)

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Income	Charged to Other Accounts	Deductions from Provision[1]	Balance at End of Period
Year Ended December 31, 2004
Accumulated Provision Deducted From Assets - Uncollectible Accounts	$4,490	$7,366	$(51)	$9,043	$2,762

[1]	Deductions from provision represent losses for which the provision was created, net of recoveries of amounts previously written off.

EXHIBIT INDEX

•	Exhibits filed with this report are denoted by “*.”
•	Agreements with Management contracts are denoted by “+”.
•	Certain exhibits are incorporated by reference to the exhibits and prior filings noted in parentheses.

Exhibit No.	Description
3(a)	Amended and Restated Articles of Incorporation (Ex. 3(a)(i), TNP Form 10-Q, quarter ended March 31, 2000).

3(b)	Amended and Restated Bylaws (Ex. 3(a)(ii), TNP Form 10-Q, quarter ended March 31, 2000).

3(c)	Articles of Merger of ST Acquisition Corp. with and into TNP Enterprises, Inc. (Ex.3 (a)(iii) TNP Form 10-Q, quarter ended March 31, 2000).

4(a)	Statement of Resolution Decreasing Series A Preferred Stock, Eliminating Series B Preferred Stock and Establishing Two New Series of Shares, (Series C & D) filed with the Secretary of the State of Texas on May 25, 2000, by the Registrant (Ex.4.1, Form S-4, File No. 333-42116, filed July 24, 2000).

4(b)	Form of 14 1/2% Redeemable Preferred Stock of the Registrant. (Exhibit 4.2, Form S-4, File No. 333-42116, filed July 24, 2000).

4(c)	Unit Agreement dated as of May 26, 2000, among TNP Enterprises, Inc., SW Acquisition, L.P. and The Bank of New York, as Unit Agent. (Ex. 4.5, Form S-4, File No. 333-42116, filed July 24, 2000).

4(d)	Warrant Agreement, dated as of May 26, 2000, between SW Acquisition, L.P. and The Bank of New York, as Warrant Agent (Ex. 4.6, Form S- 4, File No. 333-42116 filed July 24, 2000).

4(e)	Indenture, dated as of April 7, 2000, between ST Acquisition Corp. and The Bank of New York, as Trustee. (Ex. 4-A, Form 8-K filed April 7, 2000).

4(f)	First Supplemental Indenture dated as of April 7, 2000, between the Registrant and The Bank of New York, as Trustee. (Exhibit 4-B, Form 8- K filed April 7, 2000).

4(g)	Form of 10.25% Senior Subordinated Exchange Note of the Registrant. (Ex. 4-A, Form 8-K filed April 7, 2000).

10(a)	Amended and Restated Credit Agreement dated August 28, 2003 among TNP, the Several Lenders from Time to Time Parties Thereto and Canadian Imperial bank of Commerce, as Administrative Agent.

10(c)+	Agreement dated April 7, 2000 between William J. Catacosinos and TNP. (Ex. 10(m), TNP 2000 Form 10-K).

10(d)+	Agreement dated January 19, 2004 between Michael E. Bray and TNP.

10(e)	Agreement dated March 15, 2001 between Theodore A. Babcock and TNP. (Ex. 10(n), TNP 2002 Form 10-K)

10(f)	Agreement dated March 15, 2001 between Kathleen Marion and TNMP (Ex. 10(o), TNP 2002 Form 10-K).

10(g)	Power Supply Service Agreement dated December 22, 2003 between First Choice Power, Inc and Constellation Power Source, Inc. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Ex. 10.1, TNP 10-Q, quarter ended June 30, 2004)

10(h)	Amendment No. 1 to Power and Services Agreement dated June 1, 2004 between First Choice Power Special Purpose, L.P. and Constellation Power Services, Inc. Confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for confidential treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended. (Ex.10.2, TNP 10-Q, quarter ended June 30, 2004)

10(i)	Stock Purchase Agreement, dated as of July 24, 2004 by and between PNM Resources, Inc. and SW Acquisition, L.P. (Ex. 2, Form 8-K filed July 28, 2004)

14	Code of Ethics.

*21	Subsidiaries of the Registrant.

*31.1	Certification of William J. Catacosinos pursuant to Rule 13a-14(a) /Rule 15d-14(a) of the Securities Exchange Act.

*31.2	Certification of Theodore A. Babcock pursuant to Rule 13a-14(a) /Rule 15d-14(a) of the Securities Exchange Act.

*32.1	Certification of William J. Catacosinos pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*32.2	Certification of Theodore A. Babcock pursuant to 18 U.S.C. §1350, adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.