Form 10-Q
period 2005-03-31
TNP ENTERPRISES INC
filed 2005-05-04
CIK 741612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 002-89800

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

TNP Enterprises, Inc. And Subsidiaries

Quarterly Report on Form 10-Q for the period ended March 31, 2005

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
OPERATING REVENUES	$145,241	$162,150

OPERATING EXPENSES:
Purchased power	79,925	79,037
Other operating and maintenance	38,580	47,181
Depreciation	7,675	7,433
Taxes other than income taxes	7,405	6,761

Total operating expenses	133,585	140,412

OPERATING INCOME	11,656	21,738

INTEREST CHARGES, PREFERRED DIVIDENDS, AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	15,606	15,580
Other interest and amortization of debt-related costs	1,148	1,111
Dividends on preferred stock and other	6,778	5,907
Carrying charges on regulatory assets (Note 3)	2,801	—
Other income and deductions, net	(982)	(555)

Total	25,351	22,043

LOSS BEFORE INCOME TAXES	(13,695)	(305)
Income tax expenses (benefits)	(2,597)	1,942

LOSS APPLICABLE TO COMMON STOCK	$(11,098)	$(2,247)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
LOSS APPLICABLE TO COMMON STOCK	$(11,098)	$(2,247)

Cash flow hedges, net of tax:
Gas hedge, net of reclassification adjustment (Note 4)	6,492	2,691
Interest rate hedge, net of reclassification adjustment (Note 4)	129	108

Total cash flow hedges	6,621	2,799

COMPREHENSIVE INCOME (LOSS)	$(4,477)	$552

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$156,612	$176,062
Purchased power costs paid	(88,792)	(95,085)
Cash paid for payroll and to other suppliers	(32,910)	(47,529)
Interest paid, net of amounts capitalized	(7,617)	(7,566)
Income taxes refunded	2,500	630
Other taxes paid	(13,756)	(12,948)
Other operating cash receipts and payments, net	943	357

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,980	13,921

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant and other investing activities	(9,995)	(9,537)

NET CASH USED IN INVESTING ACTIVITIES	(9,995)	(9,537)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions:
TNMP senior notes	—	(5,000)
TNP senior secured credit facility	(281)	(281)
Financing costs	—	(399)

NET CASH USED IN FINANCING ACTIVITIES	(281)	(5,680)

NET CHANGE IN CASH AND CASH EQUIVALENTS	6,704	(1,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	150,346	117,788

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$157,050	$116,492

RECONCILIATION OF NET LOSS TO NET CASH PROVIDED BY OPERATING ACTIVITIES:
Net loss	$(11,098)	$(2,247)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued dividends on preferred stock and other	6,778	5,907
Depreciation	7,675	7,433
Amortization of debt-related costs and other deferred charges	1,090	1,155
Carrying charges on regulatory assets	2,801	—
Allowance for funds used during construction	(87)	(277)
Deferred income taxes	(729)	2,859
Investment tax credits	(507)	(317)
Deferred purchased power and fuel costs	321	34

Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	17,699	23,084
Accounts payable	(11,863)	(19,430)
Accrued interest	8,096	8,106
Accrued taxes	(5,292)	(5,606)
Changes in other current assets and liabilities	(4,475)	(7,451)
Other, net	6,571	671

NET CASH PROVIDED BY OPERATING ACTIVITIES	$16,980	$13,921

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Accrual of payment of dividends on preferred stock by issuance of additional shares	$6,778	$5,907

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$157,050	$150,346
Special deposits	3,241	3,086
Accounts receivable, net	55,280	72,979
Federal income tax refund	24,792	24,792
Materials and supplies, at lower of cost or market	1,283	1,505
Gas hedges	4,312	—
Other current assets	4,572	5,650

Total current assets	250,530	258,358

UTILITY PLANT:
Electric plant	703,715	696,808
Construction work in progress	5,832	4,261

Total	709,547	701,069
Less accumulated depreciation	133,079	122,566

Net utility plant	576,468	578,503

LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	1,273	1,273
Goodwill	270,256	270,256
Recoverable stranded costs	135,880	135,446
Regulatory tax assets	2,427	2,484
Deferred charges	44,858	45,617

Total long-term and other assets	454,694	455,076

	$1,281,692	$1,291,937

LIABILITIES AND SHAREHOLDER’S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$1,125	$1,125
Accounts payable	33,472	46,783
Accrued interest	23,167	15,071
Accrued taxes	11,203	17,395
Accrued payroll and benefits	3,268	1,664
Customers’ deposits	8,689	8,435
Gas hedges	—	6,177
Other current liabilities	5,046	5,279

Total current liabilities	85,970	101,929

LONG-TERM AND OTHER LIABILITIES:
Accumulated deferred income taxes	124,028	121,049
Accumulated deferred investment tax credits	2,130	2,326
Regulatory liability-accrued cost of removal	37,890	40,729
Deferred credits and other liabilities	71,127	67,450
Long-term debt, less current maturities	800,049	800,256
Redeemable cumulative preferred stock	194,655	187,878

Total long-term and other liabilities	1,229,879	1,219,688

COMMON SHAREHOLDER’S EQUITY:
Common stock - no par value per share.
Authorized 1,000,000 shares; issued 100 shares	100,000	100,000
Accumulated deficit	(135,194)	(124,096)
Accumulated other comprehensive loss	1,037	(5,584)

Total common shareholder’s equity (deficit)	(34,157)	(29,680)

COMMITMENTS AND CONTINGENCIES (Note 8)
	$1,281,692	$1,291,937

The accompanying notes are an integral part of these consolidated financial statements.

TNP Enterprises Inc. and Subsidiaries

Notes to Consolidated Interim Financial Statements

Note 1. Interim Financial Statements

The interim consolidated financial statements of TNP Enterprises, Inc. (TNP) and subsidiaries are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented. Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations. It is suggested that these consolidated interim financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP’s 2004 Annual Report on Form 10-K.

Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholder’s equity.

Note 2. Proposed PNM Resources, Inc., Acquisition of TNP Enterprises, Inc.

On July 24, 2004, SW Acquisition, L.P., the sole holder of TNP common stock, entered into an agreement (Stock Purchase Agreement) to sell all of the outstanding common stock of TNP to PNM Resources, Inc. (PNM Resources) for approximately $189.1 million comprised of equal amounts of PNM Resources common stock and cash. PNM Resources will also assume approximately $835 million of TNP’s net debt and senior redeemable cumulative preferred stock (preferred securities).

Under the terms of the Stock Purchase Agreement, TNP’s common shareholder will receive consideration, consisting of newly issued PNM Resources shares and the remainder being paid in cash, subject to closing adjustments, some of which may occur subsequent to closing. PNM Resources shares were valued at $20.20 on the date the Stock Purchase Agreement was entered into. The final sale price will be based on the share price on the day of closing. PNM Resources shares closed at $26.68 on March 31, 2005. The existing indebtedness and preferred securities at TNP will be retired. All debt at Texas-New Mexico Power Company (TNMP), TNP’s wholly-owned electric utility subsidiary, will remain outstanding.

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

Texas. On March 31, 2005, the PUCT found that the acquisition is consistent with the public interest. The PUCT issued a written order on April 22, 2005. The approval settles all matters in the Texas regulatory proceedings relating to the acquisition. See Note 3 – Regulatory Matters - Texas for additional information associated with the settlement.

New Mexico. On September 9, 2004, TNMP and PNM Resources filed a joint application with the NMPRC seeking approval of the acquisition. Various parties intervened in the proceeding. On February 28, 2005, TNMP and PNM Resources filed a stipulation settling all issues in the acquisition docket including rate reductions by TNMP over five years, the sharing of synergy savings with customers of TNMP and various PNM Resources subsidiaries, and the agreement of the parties that the acquisition should be approved. A hearing was held on April 11, 2005, before a hearing examiner. Management expects that the NMPRC will approve the acquisition settlement in the second quarter of 2005.

FERC. On March 2, 2005, FERC issued an order approving the acquisition.

SEC. During the first quarter of 2005, PNM Resources filed for all required action needed for approval of the acquisition by the SEC. Management expects that the SEC will approve the acquisition shortly after the NMPRC approves the acquisition.

Federal Trade Commission. On February 2, 2005, PNM Resources received anti-trust clearance under the Hart-Scott-Rodino Act from the Federal Trade Commission.

Management expects that all regulatory approvals will be received in time for the completion of the acquisition in the second quarter of 2005.

The transaction is also subject to certain rights of termination by each party, including rights of termination in the event that required regulatory action is denied or not received. The Stock Purchase Agreement may also be terminated if the closing has not occurred on or prior to December 31, 2005.

Note 3. Regulatory Matters

Texas

Retail Competition. In Texas, TNMP provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP’s Texas service area. First Choice Power (First Choice), TNMP’s affiliated retail electric provider, performs activities related to the sale of electricity to retail customers in Texas.

Price-to-Beat Fuel Factor. On April 11, 2005, in response to increases in natural gas prices, First Choice filed a request with the PUCT to increase its price-to-beat fuel factor by approximately 5.3 percent, based on a gas price of $7.845 per MMBTU. First Choice estimates that the increase in the price-to-beat fuel factor would increase annual revenues by approximately $6.6 million. Management expects that the PUCT will approve the increase in the second quarter of 2005. The April 2005 price-to-beat fuel filing was First Choice’s first for 2005. First Choice is allowed two price-to-beat filings during 2005.

TNMP True-Up Proceeding. On July 22, 2004, the PUCT issued its decision in TNMP’s stranded cost true-up proceeding in Docket No. 29206. The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP may recover from its transmission and distribution customers. The proceeding examined a number of issues, including the sale of TNP One that occurred in October 2002, the final fuel reconciliation and the clawback. The PUCT decision established $128.4 million as TNMP’s stranded costs and allows TNMP to recover $87.3 million of the $266.5 million that TNMP requested for its true-up balance.

On August 11, 2004, TNMP filed a motion for rehearing of the PUCT decision. On October 7, 2004, the PUCT denied all of TNMP’s motions for rehearing except for an issue related to a June 2004 Texas Supreme Court ruling that addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas.

On March 11, 2005 the PUCT administrative law judge issued a proposal for decision in the true-up proceeding. The decision recommended TNMP be allowed recovery of $41.7 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004, and was consistent with amounts recorded by TNMP. In accordance with provisions within SFAS 92 – Regulated Enterprises – Accounting for Phase-In Plans (SFAS 92), TNMP recorded $27.2 million of carrying charges to the income statement for the period January 1, 2002 through July 21, 2004, in the fourth quarter of 2004. TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges, and TNMP was prohibited from income statement recognition of the equity portion of the carrying charges until the actual receipt of those amounts from customers.

On April 29, 2005, the PUCT ruled that TNMP be allowed recovery of $39.2 million of carrying costs on stranded costs for the period January 1, 2002 through July 21, 2004. The PUCT rejected the administrative law judge proposal that TNMP be allowed to utilize its weighted average cost of debt from the 2000 Unbundled Cost of Service filing as required by Senate Bill 7, and as was utilized in the 2004 CenterPoint Energy true-up proceeding. Instead, the PUCT utilized TNMP’s actual weighted average cost of debt as of December 31, 2001. Accordingly, TNMP reduced the carrying costs for income statement recognition for the period January 1, 2002 through July 21, 2004 by $4.1 million, and reduced the total carrying charges for income statement recognition for the period January 1, 2002 through December 31, 2004 by $4.7 million during the first quarter of 2005. TNMP’s accrual for 2005 carrying charges are also based on the PUCT ruling. As of March 31, 2005, the equity portion of the carrying charges on stranded costs that TNMP was prohibited from recognition through the income statement until actual receipt from customers totaled $20.4 million.

60-Day Rate Review. Sixty days following the date on which the true-up order becomes final and appealable, TNMP is required to make a 60-Day Rate Review filing. TNMP’s case will set rates for recovery of the true-up balance and address the clawback liability. First Choice is required to make a filing to reset its price-to-beat rates on a schedule consistent with the TNMP 60-Day Rate Review. First Choice will file its price-to-beat base rate case no later than 30 days after TNMP files its 60-Day Rate Review. First Choice will file its price-to-beat fuel factor case shortly before the PUCT issues an order in TNMP’s case. TNMP’s and First Choice’s resulting rates will take effect simultaneously no later than 30 days following a final order on TNMP’s 60-Day Rate Review. The Texas acquisition stipulation also provides that First Choice will request that the PUCT recognize in its new price-to-beat rates the TNMP rate reduction discussed below and the synergy savings credit provided for in the stipulation.

Acquisition Settlement. As discussed in Note 2, on March 31, 2005, the PUCT found that the acquisition is consistent with the public interest. The PUCT issued a written order on April 22, 2005. The approval settles all matters in the Texas regulatory proceedings relating to the acquisition. TNMP made a compliance filing on April 26, 2005, requesting approval of new tariffs implementing a $13 million annual reduction to its Texas retail delivery base rates beginning May 1, 2005, in accordance with the settlement.

New Mexico

Acquisition settlement. As discussed in Note 2, as a result of the settlement discussions in New Mexico associated with PNM Resources’ acquisition of TNP, TNMP agreed to implement an approximate $9.6 million (1.851 cents per Kwh) annual rate reduction, which includes synergy savings, effective January 1, 2006, to most of its New Mexico customers, subject to completion of PNM Resources’ acquisition of TNMP. Phelps Dodge, TNMP’s largest New Mexico commercial customer, is served through a contractual arrangement, and is excluded from the rate reduction. PNM Resources has also agreed to integrate the New Mexico operations of TNMP into PNM Resources by January 1, 2007. Effective January 1, 2008, TNMP’s rates will be reduced by an additional 0.1 cents per Kwh through December 31, 2008; and on January 1, 2009, TNMP’s rates will be reduced by an additional 0.1 cents per Kwh, for a total reduction of 2.051 cents per Kwh in effect through December 31, 2010. As part of the rate reduction, the current fuel and purchased power adjustment clause will be eliminated once amounts in the balancing account as of December 31, 2005 are collected or returned to customers.

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

The interest rate swap was designated as a cash flow hedge. The swap was highly effective in offsetting cash flow volatility caused by changes in interest rates. For the three months ended March 31, 2004, TNP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swap in other comprehensive income as shown in the following table.

	Three Months Ended March 31, 2004
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$(271)	$103	$(168)
Reclassification adjustments	238	(91)	147

Other comprehensive income (loss)	$(33)	$12	$(21)

TNMP Interest Rate Hedges. In June 2003, TNMP issued $250 million of 6.125 percent Senior Notes due in 2008. In May 2003, TNMP executed a $250 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of the Senior Notes. The rate lock effectively fixed the five-year Treasury yield upon which the yield of the Senior Notes was based at approximately 2.6 percent. TNMP paid $4.2 million upon the issuance of the Senior Notes in June 2003 to settle the rate lock. The cost of the rate lock was recorded in accumulated other comprehensive income and will be amortized to interest expense over the life of the Senior Notes.

The Treasury rate lock was designated as a cash flow hedge. The instrument was highly effective in offsetting future cash flow volatility caused by changes in interest rates. For the three months ended March 31, 2005 and 2004, TNMP recorded reclassification adjustments associated with its Treasury rate lock in other comprehensive income as shown in the following table.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Other comprehensive income (loss)	$208	$(79)	$129	$208	$(79)	$129

TNMP displays cash flows from interest rate hedging transactions in the cash flow statement as cash flow from operations, in accordance with the provisions of SFAS No. 104, “Statement of Cash Flows-Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions.”

Natural Gas Hedges. From time to time, First Choice enters into natural gas swaps, fixing the price of a portion of its power supply. The swaps are purchased to mitigate commodity price risk associated with purchase power price volatility. The swaps are effective in offsetting future cash flow volatility caused by increases in natural gas prices. The fair value of the natural gas swaps as of March 31, 2005, was an asset of $4.3 million, which is recorded on TNP’s balance sheet as a current asset. For the three months ended March 31, 2005, First Choice’s purchased power expense includes pre-tax gains of $5.9 million ($3.6 million after tax) related to the settlement of natural gas swaps.

In addition, First Choice recorded unrealized gains (losses), net of reclassification adjustments, associated with its natural gas hedges in other comprehensive income as shown in the following table.

	Three Months Ended March 31, 2005			Three Months Ended March 31, 2004
	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount	Before-Tax Amount	Tax Benefit (Expense)	After-Tax Amount
	(In thousands)
Change in market value	$4,609	$(1,756)	$2,853	$5,500	$(2,096)	$3,404
Reclassification adjustments	5,880	(2,241)	3,639	(1,152)	439	(713)

Other comprehensive income (loss)	$10,489	$(3,997)	$6,492	$4,348	$(1,657)	$2,691

First Choice also estimates that $2.7 million of unrealized after-tax gains related to natural gas swaps will be reclassified through other comprehensive income to purchased power expense over the next six months.

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

The components of net periodic benefit cost of TNP’s employee benefit plans for the three months ended March 31, 2005 and 2004 are shown in the following table (amounts in thousands).

	Pension Benefits Three Months Ended March 31,		Postretirement Benefits Three Months Ended March 31,
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$529	$554	$116	$106
Interest cost	1,217	1,231	160	162
Expected return on plan assets	(1,421)	(1,532)	(81)	(89)
Amortization of prior service cost	5	5	—	—
Recognized actuarial (gain) loss	687	548	78	51

Net periodic benefit cost	$1,017	$806	$273	$230

TNP reported expected 2005 contributions of $0.8 million to the pension plan and $1.0 million to the postretirement benefits plan in its 2004 Annual Report on Form 10-K. TNP does not expect that its 2005 contributions will vary significantly from the previously disclosed amounts.

Note 6. Related Party Transactions

In accordance with the SW Acquisition limited partnership agreement, TNP and Laurel Hill Capital Partners (Laurel Hill) are parties to a Management Services Agreement under which Laurel Hill provides certain management and financial advisory services to TNP. For the three-month periods ended March 31, 2005 and 2004, TNP paid Laurel Hill $0.1 million and $0.3 million under the agreement, respectively.

TNP incurred fees of $0.3 million for the three months ended March 31, 2004, for advisory services by the original limited partners of SW Acquisition, pursuant to provisions of the SW Acquisition limited partnership agreement.

Note 7. Segment and Related Information

TNP has two reportable segments. The first segment includes TNMP’s regulated transmission and distribution business in Texas and its New Mexico operations, and the second includes the unregulated activities of First Choice relating to the sale of electricity to retail customers in Texas.

The following tables present information about revenues, profits, and assets of TNP’s reportable segments (in thousands).

Three Months Ended March 31, 2005

	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$47,270	$97,971	$—	$145,241
Intercompany revenue	18,611	—	(18,611)	—
Purchased power	(20,712)	(59,213)	—	(79,925)
Other direct costs	(6,380)	(28,676)	18,164	(16,892)
Depreciation expense	(7,518)	(155)	(2)	(7,675)
Other operating expenses	(17,698)	(10,377)	(1,018)	(29,093)

Operating income (loss)	13,573	(450)	(1,467)	11,656
Other income and deductions, net	514	427	41	982
Carrying charges - regulatory assets	(2,801)	—	—	(2,801)
Preferred dividends	—	—	(6,778)	(6,778)
Interest charges	(7,032)	(90)	(9,632)	(16,754)

Income (loss) before taxes	4,254	(113)	(17,836)	(13,695)
Income tax benefits (expense)	(1,378)	37	3,938	2,597

Net income (loss)	$2,876	$(76)	$(13,898)	$(11,098)

Cash Flow Data

Cash received from customers	$63,203	$114,244	$(20,835)	$156,612
Purchased power costs paid	(24,226)	(64,566)	—	(88,792)
Cash paid for payroll and to other suppliers	(10,894)	(8,191)	(1,827)	(20,912)
Transmission and distribution charges	—	(32,390)	20,392	(11,998)
Interest and other taxes paid	(17,250)	(1,927)	(2,196)	(21,373)
Intercompany dividends, income taxes refunded (paid), and other	474	425	2,544	3,443

Net cash provided by (used in) operations	11,307	7,595	(1,922)	16,980

Net cash used in investing activities, primarily additions to utility plant	(9,602)	(393)	—	(9,995)

Net cash provided by (used in) financing activities from repayments of credit facilities	—	—	(281)	(281)

Balance Sheet Data as of March 31, 2005

Cash and cash equivalents	$67,464	$84,221	$5,365	$157,050
Accounts receivable	27,462	37,411	(9,593)	55,280
Other current assets	32,421	6,289	(510)	38,200
Net utility plant	572,398	4,057	13	576,468
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	135,880	—	—	135,880
Other property, regulatory tax assets and deferred charges	30,913	—	17,645	48,558

Total assets	$866,538	$131,978	$283,176	$1,281,692

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	10,650	32,525	(9,703)	33,472
Other current liabilities	25,905	23,120	2,348	51,373
Accumulated deferred income taxes and investment tax credits	139,170	(4,683)	(8,329)	126,158
Deferred credits	44,974	15,878	10,275	71,127
Regulatory liability - accrued cost of removal	37,890	—	—	37,890
Long-term debt, less current maturities	415,642	—	384,407	800,049
Redeemable cumulative preferred stock	—	—	194,655	194,655
Common shareholder’s equity (deficit)	192,307	65,138	(291,602)	(34,157)

Total liabilities and shareholder’s equity	$866,538	$131,978	$283,176	$1,281,692

Three Months Ended March 31, 2004

	Regulated Transmission and Distribution	First Choice	All Other and Eliminations	TNP Consolidated
Income Statement Data

Revenue from external customers	$41,138	$121,012	$—	$162,150
Intercompany revenue	20,516	—	(20,516)	—
Purchased power	(17,446)	(61,591)	—	(79,037)
Other direct costs	(5,589)	(37,500)	20,085	(23,004)
Depreciation expense	(7,349)	(82)	(2)	(7,433)
Other operating expenses	(17,562)	(11,941)	(1,435)	(30,938)

Operating income (loss)	13,708	9,898	(1,868)	21,738
Other income and deductions, net	474	43	38	555
Preferred dividends	—	—	(5,907)	(5,907)
Interest charges	(7,100)	(75)	(9,516)	(16,691)

Income (loss) before taxes	7,082	9,866	(17,253)	(305)
Income tax benefits (expense)	(2,338)	(3,517)	3,913	(1,942)

Net income (loss)	$4,744	$6,349	$(13,340)	$(2,247)

Cash Flow Data

Cash received from customers	$58,167	$141,201	$(23,306)	$176,062
Purchased power costs paid	(17,477)	(77,608)	—	(95,085)
Cash paid for payroll and to other suppliers	(14,783)	(10,136)	(1,959)	(26,878)
Transmission and distribution charges	—	(43,538)	22,887	(20,651)
Interest and other taxes paid	(16,866)	(1,532)	(2,116)	(20,514)
Intercompany dividends, income taxes refunded (paid), and other	908	42	37	987

Net cash provided by (used in) operations	9,949	8,429	(4,457)	13,921

Net cash used in investing activities, primarily additions to utility plant	(9,363)	(174)	—	(9,537)

Borrowings from (repayments of) credit facilities	—	—	(281)	(281)
Redemption of senior notes	(5,000)	—	—	(5,000)
Other	(295)	—	(104)	(399)

Net cash provided by (used in) financing activities	$(5,295)	$—	$(385)	$(5,680)

Balance Sheet Data as of March 31, 2004

Cash and cash equivalents	$52,198	$53,299	$10,995	$116,492
Accounts receivable	28,066	52,530	(8,693)	71,903
Other current assets	4,826	16,501	164	21,491
Net utility plant	559,088	2,880	17	561,985
Goodwill	—	—	270,256	270,256
Recoverable stranded costs	298,651	—	—	298,651
Other property, regulatory tax assets and deferred charges	30,667	3,819	18,265	52,751

Total assets	$973,496	$129,029	$291,004	$1,393,529

Current maturities of long-term debt	$—	$—	$1,125	$1,125
Accounts payable	7,971	35,722	(8,269)	35,424
Other current liabilities	25,892	9,940	3,992	39,824
Deferred purchased power and fuel costs	40,963	—	—	40,963
Accumulated deferred income taxes and investment tax credits	173,086	—	(13,807)	159,279
Deferred credits	23,124	15,926	13,554	52,604
Regulatory liability - accrued cost of removal	38,895	—	—	38,895
Long-term debt, less current maturities	418,713	—	385,531	804,244
Redeemable cumulative preferred stock	—	—	168,444	168,444
Common shareholder’s equity	244,852	67,441	(259,566)	52,727

Total liabilities and shareholder’s equity	$973,496	$129,029	$291,004	$1,393,529

As of March 31, 2005, TNP has assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

Note 8. Commitments and Contingencies

Energy Supply

Constellation Agreement. In 2003, First Choice and Constellation executed a three-year power supply agreement that resulted in Constellation being the primary supplier of power for First Choice’s customers through the end of 2006. Additionally, Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires. The agreement included provisions that provided First Choice with sufficient credit for its operations.

First Choice has secured supply to serve all of its forecasted commitments to existing price-to-beat and competitive customers through 2006. First Choice has secured fixed price supply for fixed price sales contracts for approximately 86 percent of its competitive load though 2006. For the remaining competitive load, First Choice has secured supply at rates that fluctuate with natural gas prices. First Choice has the ability, on 45 days notice, to change the rate billed to these competitive customers. First Choice has locked in prices for price-to-beat customers’ supply through June 2005, and has secured the remaining supply to serve its forecasted commitments to price-to-beat customers through 2006 at prices that currently vary with monthly natural gas prices. To mitigate the risk of changes to monthly natural gas prices, First Choice has the ability to file with the PUCT to change the price-to-beat twice during 2005, in the event of significant changes in natural gas prices, and/or use financial instruments. As discussed in Note 3, First Choice filed a request with the PUCT on April 11, 2005 to increase its price-to-beat fuel factor, utilizing the first of its two requests for 2005.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Competitive Conditions

First Choice Customer Operations

Customer Retention and Acquisition. At March 31, 2005, First Choice served approximately 159,000 customers at price-to-beat rates and approximately 58,000 customers at competitive rates. At March 31, 2004, First Choice served approximately 173,000 and 59,000 price-to-beat and competitive customers, respectively. In response to the factors discussed in Bad Debt and Delinquency, below, First Choice did not actively pursue mass market customers in 2004. Mass market customers who choose First Choice as their retail electric provider are required to pass a credit check or make a deposit before First Choice begins service. First Choice is reevaluating its strategy with regard to marketing to the mass market.

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

The structure described above limited First Choice’s collection activities prior to June 1, 2004 and affected both bad debt expense and the level of delinquent accounts receivable. First Choice’s bad debt and delinquency rates have decreased for competitive customers as it has implemented more aggressive credit and collection policies based on the new customer protection rules. Bad debt expense as a percentage of operating revenues for First Choice was approximately 1.6 percent for the three months ended March 31, 2005, compared with 2.1 percent for the three months ended March 31, 2004. On average, delinquent accounts receivable were approximately 3.6 percent of monthly operating revenue for the three months ended March 31, 2005, as compared with a 4.7 percent delinquency rate for the three months ended March 31, 2004.

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

TNMP

TNMP provides transmission and distribution services within TNMP’s Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service. As of March 31, 2005, 39 retail electric providers served customers that receive transmission and distribution services from TNMP. First Choice provided electric service to customers that accounted for approximately 42 percent of the energy delivered by TNMP for the quarter ended March 31, 2005. TNMP’s next largest customer was a non-affiliated retail electric provider whose customers accounted for approximately 23 percent of the energy delivered by TNMP during the quarter ended March 31, 2005.

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

In addition, purchased power expenses are subject to adjustment due to revisions that ERCOT may make to the metered load of First Choice during ERCOT’s settlement process. First Choice has recorded an estimate of ERCOT’s resettlement adjustment through March 31, 2005. Upon receipt of the final ERCOT true-up adjustment, First Choice will adjust the currently recorded estimate. The amount of this adjustment could be significant to the results of operations of First Choice.

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

Goodwill and Intangible Assets. TNP has goodwill related to the April 7, 2000 ST Corp. Merger that had a carrying value of $270.3 million as of March 31, 2005. TNP has apportioned the carrying value of the goodwill between its Regulated Transmission and Distribution segment and First Choice for purposes of evaluating carrying value. As of March 31, 2005, TNP had assigned approximately $178.7 million of goodwill to the Regulated Transmission and Distribution segment and approximately $91.6 million to First Choice.

SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142) requires TNP to test goodwill for impairment at least annually and more frequently when indicators of impairment exist. TNP performed its annual goodwill impairment test as of December 31, 2004. Based on the proposed transaction discussed in Note 2, management has concluded that the fair value of the goodwill related to the ST Corp. Merger exceeded its carrying value.

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

Overall Results

TNP had a loss applicable to common stock of $11.1 million for the quarter ended March 31, 2005, compared with a loss applicable to common stock of $2.2 million for the quarter ended March 31, 2004. The changes in TNP’s earnings for the quarter ended March 31, 2005 are attributable to the factors listed below (in millions):

Earnings Increase(Decrease)
Three Months Ended March 31, 2005 v. 2004
Change in First Choice net income (loss)	$(6.4)
Change in TNMP net income	(1.8)
TNP Preferred stock dividends	(0.9)
All other and intercompany eliminations	0.2

TNP consolidated earnings	$(8.9)

First Choice Results

First Choice had a net loss of $0.1 million for the quarter ended March 31, 2005, compared with a net income of $6.3 million for the quarter ended March 31, 2004. The changes in First Choice’s earnings for the quarter ended March 31, 2005 are attributable to the factors listed below (in millions):

Earnings Increase(Decrease)
Three Months Ended March 31, 2005 v. 2004
Changes in gross profit	$(11.8)
Other operating and maintenance	1.4
All other (including income tax effects on the items above)	4.0

Change in First Choice net income (loss)	$(6.4)

First Choice Gross Profit

The following table summarizes the components of First Choice gross profit (in thousands).

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)
Operating revenues	$97,971	$121,012	$(23,041)
Transmission and distribution costs	28,676	37,500	(8,824)

Operating revenues, net of transmission and distribution costs	69,295	83,512	(14,217)
Purchased power	59,213	61,591	(2,378)

Gross profit	$10,082	$21,921	$(11,839)

Transmission and distribution costs are included in the “Other operating and maintenance” line of TNP’s consolidated income statement. The following table summarizes the components of the change in First Choice’s gross profit for the three months ended March 31, 2005, compared with the same period in 2004 (in thousands).

Increase (Decrease)
Three Months Ended March 31, 2005 v. 2004
Price variances
Changes in price-to-beat rates, primarily fuel factor increases	$6,372
Changes in competitive rates	5,827
Increased purchased power expenses attributable to higher prices	(15,872)
Quantity variances
Decreased purchased power expenses attributable to lower sales	23,865
Decreased sales to competitive customers, net of transmission and distribution charges	(20,089)
Decreased sales to price-to-beat customers, net of transmission and distribution charges	(4,738)
Charges associated with ERCOT settlement of purchased power expense	(5,615)
All other	(1,589)

Gross profit	$(11,839)

Gross profit for the three months ended March 31, 2005, decreased $11.8 million compared with the corresponding 2004 period. The decrease resulted from higher purchased power expenses and was partially offset by increased price-to-beat and competitive rates.

Revenues from price-to-beat customers for the first quarter, net of transmission and distribution charges, increased $1.6 million compared to the same period in 2004. The increase was caused by higher price-to-beat fuel factor rates in the first quarter of 2005 compared to same period in 2004. First Choice increased its price-to-beat fuel factor in July and December of 2004. The increase was partially offset by a net decrease in price-to beat customers served.

Revenues from competitive customers, net of transmission and distribution charges, decreased $14.3 million for the quarter ended March 31, 2005, compared with the quarter ended March 31, 2004. A net decrease in customers served, primarily attributable to aggregated customers, was responsible for the decrease in revenue. The decrease in revenue was partially offset by increases in rates of $5.8 million. First Choice charged competitive customers higher rates to offset increasing natural gas prices.

Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service. The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service. During the three months ended March 31, 2005, First Choice billed its customers and incurred transmission and distribution costs related to sales to price-to-beat and competitive customers of $28.7 million, compared with $37.5 million for the three months ended March 31, 2004. Lower transmission and distribution charges reflect the decrease in the number of customers served, as described above.

Purchased power expenses decreased $2.4 million for the quarter ended March 31, 2005, compared with the quarter ended March 31, 2004. Decreases in sales accounted for $23.9 million, and were offset by increases in the cost of purchased power of $15.9 million. As energy prices began to increase, First Choice responded by seeking increases in the price-to-beat fuel factor and by purchasing natural gas hedges to mitigate the risk of increasing natural gas prices. The current purchase power agreement with Constellation, allows First Choice the ability to purchase natural gas at fixed prices, thereby locking in the cost of its energy supply.

In the first quarter of 2004, First Choice recorded a $5.0 million reduction in purchased power expenses related to its estimate of ERCOT’s resettlement adjustment for the year ended December 31, 2003.

Other Operating and Maintenance

Other operating and maintenance expenses for the first quarter of 2005 decreased $1.4 million compared with the same period in 2004. The decrease resulted primarily from lower bad debt expense.

TNMP Results

TNMP had income applicable to common stock of $2.9 million for the quarter ended March 31, 2005, compared with income applicable to common stock of $4.7 million for the quarter ended March 31, 2004. The changes in TNMP’s earnings for the quarter ended March 31, 2005 are attributable to the factors listed below (in millions):

Earnings Increase (Decrease)
Three Months Ended March 31, 2005 v. 2004
Changes in gross profit	$0.2
Other operating and maintenance	0.7
Taxes other than income	(0.8)
Carrying charges on regulatory assets	(2.8)
All other (including income tax effects on the items above)	0.9

TNMP consolidated earnings	$(1.8)

TNMP Gross Profit

The following table summarizes the components of TNMP gross profit (in thousands).

	Three Months Ended March 31,
	2005	2004	Increase (Decrease)
Operating revenues	$65,881	$61,654	$4,227
Purchased power	20,712	17,446	3,266
Transmission expense	6,380	5,589	791

Gross profit	$38,789	$38,619	$170

Transmission expense is included in the “Other operating and maintenance” line of TNP’s consolidated income statement.

The following table summarizes the components of the change in TNMP’s gross profit for the three months ended March 31, 2005, compared with the same period in 2004 (in thousands).

Increase (Decrease)
Three Months Ended March 31, 2005 v. 2004
Customer growth	$624
Transmission expenses, net of revenue	(712)
Weather related	(417)
All other	675

Gross profit increase	$170

Gross profit for the three months ended March 31, 2005, increased $0.2 million, or 0.4 percent compared with the corresponding 2004 period. The overall increase is driven by a $0.6 million increase in revenue due to growth in customers. Offsetting this increase were decreases in revenues of $0.4 million due to mild weather, and $0.7 million associated with increased transmission expenses. Transmission expenses, net of revenues, increased primarily due to higher transmission costs from Lower Colorado River Authority, and TXU Electric Delivery.

Purchased power expenses increased by $3.3 million for the three months ended March 31, 2005 compared with the amount incurred in the same period in 2004. The increase did not affect gross profit because all of TNMP’s purchased power expense is incurred in New Mexico, where TNMP recovered all purchased power costs through the fuel and purchased power adjustment clause authorized by the NMPRC during the reporting periods.

Operating Expenses

For the three months ended March 31, 2005, TNMP incurred operating expenses of $52.3 million, an increase of $4.4 million from the amount incurred during the corresponding period of 2004. Operating expenses include purchased power and transmission expense. Those expenses increased $4.1 million for the three months ended March 31, 2005, compared with the same period in 2004.

The details in the changes of purchased power and transmission expense are discussed above in “Gross Profit.” The remaining components of the changes in operating expenses are discussed below.

Other Operating and Maintenance

Other operating and maintenance expenses for the first quarter of 2005 decreased $0.7 million compared with the same period in 2004. The decrease is due to lower legal expenses incurred in 2005, and lower tree trimming expenses.

Taxes other than Income

Taxes other than income taxes increased $0.8 million for the three months ended March 31, 2005, compared with the corresponding 2004 period. The increase is primarily related to higher ad valorem taxes.

Carrying Charges on Regulatory Assets

As discussed in Note 3, on April 29, 2005, the PUCT ruled that TNMP be allowed recovery of $39.2 million of carrying costs on stranded costs for the period January 1, 2002 through July 21, 2004. The PUCT rejected the previous administrative law judge proposal that TNMP be allowed to utilize its weighted average cost of debt from the 2000 Unbundled Cost of Service filing as required by Senate Bill 7, and as was utilized in the 2004 CenterPoint Energy true-up proceeding. Instead, the PUCT utilized TNMP’s actual weighted average cost of debt as of December 31, 2001. Accordingly, TNMP reduced the total carrying charges for income statement recognition for the period January 1, 2002 through December 31, 2004 by $4.7 million during the first quarter of 2005. TNMP’s accrual for 2005 carrying charges of $1.8 million to the income statement was also based on the PUCT ruling. In accordance with provisions within SFAS 92, TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges. As of March 31, 2005, the equity portion of the carrying charges on stranded costs that TNMP was prohibited from recognition through the income statement until actual receipt from customers totaled $20.4 million.

Financial Condition

TNP Liquidity

TNP’s main sources of liquidity, and its ability to service its debt, depend primarily on the earnings of its subsidiaries, TNMP and First Choice. TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement.

For the three months ended March 31, 2005, TNP’s cash flow from operations was $3.1 million higher than in the three months ended March 31, 2004. The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow Increase(Decrease)
Three Months Ended March 31, 2005 v. 2004
Decreased cash flow from sales	$(19.5)
Decreased cash paid for transmission and distribution charges	8.7
Decreased cash paid for purchased power	6.3
Decreased cash paid to other suppliers	6.0
Income taxes refunded	1.9
All other	(0.3)

TNP consolidated cash flow from operations	$3.1

Cash flow from sales decreased primarily due to lower sales to competitive and price-to-beat customers at First Choice, partially offset by increases in price-to-beat and competitive rates. Payments for transmission and distribution charges and purchased power also decreased due to lower sales at First Choice. The reduction in payments for purchased power were partially offset by an increase in purchased power prices driven by higher gas prices. Cash paid to other suppliers decreased primarily due to no incentive compensation payouts in 2005 and to the timing of payments in 2005 compared to 2004. Income tax refunds increased due to a 2005 refund for overpaid 2004 federal taxes.

Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and cash on hand should be sufficient to meet TNP’s working capital requirements at least through the end of 2005.

First Choice Liquidity

Management believes that First Choice’s cash flow from operations and cash on hand should be sufficient to meet First Choice’s working capital and credit needs and provide dividends to TNP through the end of 2005. First Choice’s cash balance as of March 31, 2005, was approximately $84.2 million.

TNMP Liquidity

TNMP believes that cash flow from its operations and cash on hand will be sufficient to meet its working capital requirements at least through the end of 2005, without the need for additional bank financing. TNMP’s cash balance as of March 31, 2005, was approximately $67.5 million.

Item 3. Controls and Procedures.

As of March 31, 2005, the Chief Executive Officer and Chief Financial Officer of TNP evaluated the effectiveness of the companies’ disclosure controls and procedures pursuant to applicable Exchange Act Rules. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of TNP have each concluded that these disclosure controls and procedures are effective in timely alerting them to material information relating to their respective companies (including their consolidated subsidiaries) that is required to be included in TNP’s periodic SEC filings.

There have been no significant changes in TNP’s internal controls or in other factors that could significantly affect these controls during the three months ended March 31, 2005.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Notes 2, 3 and 8 for information regarding additional regulatory and legal matters.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(10.1) Amendment No.2 to Power and Services Agreement dated August 25th, 2004, between First Choice Power Special Purpose and Constellation Energy Commodities Group confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for Confidential Treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(10.2) Amendment No.3 to Power and Services Agreement dated March 7th, 2005, between First Choice Power Special Purpose and Constellation Energy Commodities Group confidential treatment has been requested with respect to certain portions of this exhibit pursuant to an application for Confidential Treatment filed with the Securities and Exchange Commission under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(31.1) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(31.2) Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

•	TNP and TNMP filed a joint 8-K on March 11, 2005 to report the issuance of its financial results for the fourth quarter and year ended December 31, 2004.

•	TNP filed an 8-K on March 14, 2005 to report the third amendment of the Power Supply Agreement between First Choice Power Special Purpose, L.P. and Constellation Energy Commodities Group, Inc.

•	TNP and TNMP filed a joint 8-K on April 1, 2005 to report the approval by the Public Utility Commission of Texas of the proposed acquisition of TNP by PNM Resources, Inc.

Statement Regarding Forward Looking Information

The discussions in this document that are not historical facts, including, but not limited to, future cash flows and the potential recovery of stranded costs are based upon current expectations. Actual results may differ materially. Among the factors that could cause the results to differ materially from expectations are:

•	the outcome of any appeals of the Public Utility Commission of Texas (PUCT) order in the stranded cost true-up proceeding;

•	the results of any future regulatory proceedings, including risks and uncertainties relating to the receipt of outstanding regulatory approvals of the proposed acquisition of TNP Enterprises, Inc. (TNP) by PNM Resources, Inc. (the PNM Transaction);

•	the payment of dividends by Texas-New Mexico Power Company (TNMP), First Choice Power, L.P. (FCP) or First Choice Power Special Purpose, L.P. (FCPSP) (FCP and FCPSP collectively, First Choice);

•	the ability of First Choice to attract and retain customers;

•	price fluctuations in the electric power and natural gas markets;

•	changes in Electric Reliability Council of Texas (ERCOT) protocols;

•	changes to First Choice purchased power costs resulting from the ERCOT settlement process;

•	collections experience;

•	the risks that the businesses of TNP and PNM Resources will not be integrated successfully after the PNM Transaction;

•	the risk that the benefits of the PNM Transaction will not be fully realized or will take longer to realize than expected;

•	the risk that TNP debt and preferred retirements will not occur as expected;

•	the risk that disruption from the PNM Transaction will make it more difficult to maintain relationships with customers, employees, suppliers or other third parties;

•	conditions in the financial markets relevant to the PNM transaction;

•	interest rates;

•	weather;

•	changes in supply and demand in the market for electric power;

•	market liquidity;

•	the competitive environment in the electric and natural gas industries;

•	state and federal regulatory and legislative decisions and actions;

•	the effects of accounting pronouncements that may be issued periodically;

•	insurance coverage available for claims made in litigation;

•	general business and economic conditions;

•	the outcome of legal proceedings and the performance of state, regional and national economies;

•	and other factors described from time to time in TNP’s reports filed with the Securities and Exchange Commission.

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

(Registrant)	TNP ENTERPRISES, INC.

Date: May 3, 2005	By	\s\ WILLIAM J. CATACOSINOS
William J. Catacosinos
Chief Executive Officer

Date: May 3, 2005	By	\s\ THEODORE A. BABCOCK
Theodore A. Babcock
Chief Financial Officer