Form 10-Q
period 2005-06-30
TNP ENTERPRISES INC
filed 2005-08-09
CIK 741612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

 FORM 10-Q

(Mark One)

(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 2005

               or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes \X\ No \   \

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes \  \  No \X\

The total number of shares of common stock of TNP Enterprises, Inc. outstanding as of August 1, 2005 was 100, all held by PNM Resources, Inc.

TNP Enterprises, Inc. And Subsidiaries

Quarterly Report on Form 10-Q for the period ended June 30, 2005

TABLE OF CONTENTS

PART 1. FINANCIAL STATEMENTS
Item 1.	Financial Statements (unaudited).

	TNP Enterprises, Inc. and Subsidiaries (TNP):

	Consolidated Statements of Income (Loss)
	Three and Six Month Periods Ended June 30, 2005 and 2004	3
	Consolidated Statements of Comprehensive Income (Loss)
	Three and Six Month Periods Ended June 30, 2005 and 2004	5
	Consolidated Statements of Cash Flows
	Six Month Periods Ended June 30, 2005 and 2004	7
	Consolidated Balance Sheets
	June 30, 2005, and December 31, 2004	8

	Notes to Consolidated Interim Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	29

Item 4.	Controls and Procedures	31

PART 2. OTHER INFORMATION
Item 1.	Legal Proceedings	31

Item 5.	Other Events	31

Item 6.	Exhibits	32

	(a) Exhibit Index	32

Statement Regarding Forward Looking Information		32

Signature page		34

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

		Predecessor
	For the period June 6, 2005 to June 30, 2005	For the period April 1, 2005 to June 6, 2005	Three months ended June 30, 2004
		(In thousands)
OPERATING REVENUES	$ 55,727	$ 111,566	$ 177,504

OPERATING EXPENSES:
Purchased power	29,401	54,734	88,457
Other operating and maintenance	10,958	28,290	47,153
Depreciation and amortization	2,189	5,561	7,497
Taxes other than income taxes	2,437	4,035	7,529
Total operating expenses	44,985	92,620	150,636

OPERATING INCOME	10,742	18,946	26,868

INTEREST CHARGES, PREFERRED DIVIDENDS,
AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	3,744	11,374	15,505
Other interest and amortization of debt-related costs	265	849	1,121
Dividends on preferred stock and other	1,937	5,326	6,328
Carrying charges on regulatory assets (Note 3)	(525)	(1,394)	-
Other income and deductions, net	(357)	(995)	(489)
Total	5,064	15,160	22,465

INCOME BEFORE INCOME TAXES	5,678	3,786	4,403
Income tax expenses	2,750	3,318	3,580

INCOME BEFORE EXTRAORDINARY ITEM	2,928	468	823
Extraordinary item-disallowance of stranded costs,
net of taxes (Note 3)	-	-	(97,836)

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ 2,928	$ 468	$ (97,013)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

		Predecessor
	For the period June 6, 2005 to June 30, 2005	For the period January 1, 2005 to June 6, 2005	Six months ended June 30, 2004
		(In thousands)

OPERATING REVENUES	$ 55,727	$ 256,807	$ 339,654

OPERATING EXPENSES:
Purchased power	29,401	134,659	167,494
Other operating and maintenance	10,958	66,870	94,335
Depreciation and amortization	2,189	13,236	14,929
Taxes other than income taxes	2,437	11,440	14,291
Total operating expenses	44,985	226,205	291,049

OPERATING INCOME	10,742	30,602	48,605

INTEREST CHARGES, PREFERRED DIVIDENDS,
AND OTHER INCOME AND DEDUCTIONS:
Interest on long-term debt	3,744	26,980	31,085
Other interest and amortization of debt-related costs	265	1,997	2,232
Dividends on preferred stock and other	1,937	12,103	12,234
Carrying charges on regulatory assets (Note 3)	(525)	1,407	-
Other income and deductions, net	(357)	(1,976)	(1,044)
Total	5,064	40,511	44,507

INCOME (LOSS) BEFORE INCOME TAXES	5,678	(9,909)	4,098
Income tax expense	2,750	721	5,523

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM	2,928	(10,630)	(1,425)
Extraordinary item-disallowance of stranded costs,
net of taxes (Note 3)	-	-	(97,836)

INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ 2,928	$ (10,630)	$ (99,261)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

		Predecessor
	For the period June 6, 2005 to June 30, 2005	For the period April 1, 2005 to June 6, 2005	Three months ended June 30, 2004
		(In thousands)
INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ 2,928	$ 468	$ (97,013)

Cash flow hedges, net of tax:
Gas hedge, net of reclassification adjustment (Note 5)	856	(2,668)	(2,850)
Interest rate hedge, net of reclassification adjustment (Note 5)	-	1,632	339

Total cash flow hedges	856	(1,036)	(2,511)

COMPREHENSIVE INCOME (LOSS)	$ 3,784	$ (568)	$ (99,524)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

		Predecessor
	For the period June 6, 2005 to June 30, 2005	For the period January 1, 2005 to June 6, 2005	Six months ended June 30, 2004
		(In thousands)
INCOME (LOSS) APPLICABLE TO COMMON STOCK	$ 2,928	$ (10,630)	$ (99,261)

Cash flow hedges, net of tax:
Gas hedge, net of reclassification adjustment (Note 5)	856	3,824	(159)
Interest rate hedge, net of reclassification adjustment (Note 5)	-	1,760	447

Total cash flow hedges	856	5,584	288

COMPREHENSIVE INCOME (LOSS)	$ 3,784	$ (5,046)	$ (98,973)

The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
		Predecessor
	For the period June 6, 2005 to June 30, 2005	For the period January 1, 2005 to June 6, 2005	Six months ended June 30, 2004
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Cash received from sales to customers	$ 41,430	$ 249,471	$ 327,064
Purchased power costs paid	(18,200)	(143,452)	(180,907)
Cash paid for payroll and to other suppliers	(8,664)	(53,606)	(82,474)
Interest paid, net of amounts capitalized	(539)	(30,899)	(31,475)
Income taxes refunded	1	2,499	652
Other taxes paid	72	(18,230)	(17,414)
Other operating cash receipts and payments, net	345	1,900	645
NET CASH FROM OPERATING ACTIVITIES	14,445	7,683	16,091

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to utility plant	(876)	(20,762)	(22,844)
Acquisition costs	(8,191)	-	-
Other	(37)	1,056	1,022
NET CASH FROM INVESTING ACTIVITIES	(9,104)	(19,706)	(21,822)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemptions:
TNMP senior notes	-	-	(8,375)
TNP senior secured credit facility	(110,532)	(281)	(563)
Equity infusion from PNMR	111,085	-	-
Financing costs	-	-	(1,033)
NET CASH FROM FINANCING ACTIVITIES	553	(281)	(9,971)

NET CHANGE IN CASH AND CASH EQUIVALENTS	5,894	(12,304)	(15,702)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	138,042	150,346	117,788
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 143,936	$ 138,042	$ 102,086
RECONCILIATION OF NET LOSS TO NET CASH FROM
OPERATING ACTIVITIES:
Net income (loss)	$ 2,928	$ (10,630)	$ (99,261)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Extraordinary item-disallowance of stranded costs, net of taxes	-	-	97,836
Accrued dividends on preferred stock and other	1,937	12,103	12,234
Accrual for payment to TNMP	-	-	(48)
Depreciation	2,189	13,236	14,929
Amortization of debt-related costs and other deferred charges	243	1,877	2,244
Carrying charges on regulatory assets	(525)	1,407	-
Allowance for funds used during construction	(19)	(133)	(555)
Deferred income taxes	7,077	(473)	26,695
Investment tax credits	(55)	(649)	(556)
Deferred purchased power and fuel costs	(22)	70	540
Cash flows impacted by changes in current assets and liabilities:
Accounts receivable	(9,565)	5,005	5,109
Accounts payable	10,974	(10,650)	(8,473)
Accrued interest	3,238	(3,725)	(197)
Accrued taxes	(1,765)	(2,529)	(22,016)
Changes in other current assets and liabilities	533	2,471	(11,755)
Other, net	(2,723	303	(635)

NET CASH FROM OPERATING ACTIVITIES	$ 14,445	$ 7,683	$ 16,091

SUPPLEMENT DISCLOSURE OF CASH FLOW INFORMATION
Accrual of payment of dividends on preferred stock by issuance of additional shares	$ 1,936	$ 12,103	$ 12,234
The accompanying notes are an integral part of these consolidated financial statements.

TNP ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
		Predecessor
	June 30, 2005	December 31,
	(Unaudited)	2004
	(Unaudited)
ASSETS	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$ 143,936	$ 150,346
Special deposits	2,414	3,086
Accounts receivable, net	85,029	72,979
Federal income tax refund	24,792	24,792
Materials and supplies, at lower of cost or market	1,272	1,505
Gas hedges	1,383	-
Other current assets	5,438	5,650
Total current assets	264,264	258,358
UTILITY PLANT:
Electric plant	716,361	696,808
Construction work in progress	4,436	4,261
Total	720,797	701,069
Less accumulated depreciation	140,168	122,566
Net utility plant	580,629	578,503
LONG-TERM AND OTHER ASSETS:
Other property and investments, at cost	3,253	1,273
Goodwill	482,761	270,256
Other intangibles	63,043	-
Recoverable stranded costs	87,316	87,316
Recoverable carrying charges on stranded costs	52,134	48,130
Regulatory tax assets	2,516	2,484
Deferred charges	10,864	45,617
Total long-term and other assets	701,887	455,076
	$ 1,546,780	$ 1,291,937
LIABILITIES AND SHAREHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt	$ -	$ 1,125
Accounts payable	56,510	46,783
Accrued interest	14,584	15,071
Accrued taxes	13,140	17,395
Accrued payroll and benefits	7,709	1,664
Customers' deposits	8,782	8,435
Gas hedges	-	6,177
Other current liabilities	11,276	5,279
Total current liabilities	112,001	101,929
LONG-TERM AND OTHER LIABILITIES:
Accumulated deferred income taxes	106,432	121,049
Accumulated deferred investment tax credits	1,933	2,326
Regulatory liability-accrued cost of removal	38,486	40,729
Deferred credits and other liabilities	51,631	67,450
Long-term debt, less current maturities	704,810	800,256
Redeemable cumulative preferred stock	221,648	187,878
Total long-term and other liabilities	1,124,940	1,219,688
COMMON SHAREHOLDER'S EQUITY:
Common stock - no par value per share.
Authorized 1,000,000 shares; issued 100 shares	306,055	100,000
Accumulated earnings (deficit)	2,928	(124,096)
Accumulated other comprehensive income (loss)	856	(5,584)
Total common shareholder's equity (deficit)	309,839	(29,680)
COMMITMENTS AND CONTINGENCIES (Note 8)
	$ 1,546,780	$ 1,291,937
The accompanying notes are an integral part of these consolidated financial statements.

TNP Enterprises Inc. and Subsidiaries
Notes to Consolidated Interim Financial Statements

Note 1.  Interim Financial Statements

The interim consolidated financial statements of TNP Enterprises, Inc. and subsidiaries (TNP) are unaudited and contain all adjustments (consisting primarily of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.  Results for interim periods are not necessarily indicative of results to be expected for a full year or for previously reported periods due in part to seasonal revenue fluctuations.  It is suggested that these consolidated interim financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in TNP's 2004 Annual Report on Form 10-K.

Prior period statements have been reclassified in order to be consistent with current period presentation. The reclassification had no effect on net income or common shareholder's equity.

In addition, in the Consolidated Statement of Cash Flows for the six months ended June 30, 2005, TNP changed the classification of changes in customer deposits to present such changes as an investing activity.  TNP previously presented such changes as an operating activity.  In the accompanying TNP Consolidated Statement of Cash Flows for the six months ended June 30, 2004, the changes in restricted cash balances were reclassified to be consistent with the 2005 presentation.  This reclassification resulted in a $1.0 million increase to investing cash flows and a corresponding decrease to operating cash flows from the amounts previously reported.

Note 2.  PNM Resources Inc. (PNMR), Acquisition of TNP and Purchase Accounting

 On June 6, 2005, PNMR acquired 100% of the outstanding common shares of TNP and its subsidiaries, Texas-New Mexico Power Company (TNMP) and First Choice Power, L.P. (FCP) and First Choice Power Special Purpose, L.P. (FCPSP)  (FCP and FCPSP collectively, First Choice). The results of TNP's operations have been included in the consolidated financial statements of PNMR from that date.  PNMR acquired TNP in order to complement its existing New Mexico electric operations and to expand into the retail and wholesale markets in Texas.  As of June 6, 2005, TNMP served 49,000 electric customers in southern New Mexico and 207,000 transmission and distribution customers in Texas.  First Choice is a competitive retail electric provider in Texas, serving an additional 56,000 electric customers.

The aggregate purchase price was $1,277 million, including a payment to the previous owner of $175.0 million consisting of $87.6 million of cash and common stock valued at $87.4 million.  In addition, PNMR assumed $1,034 million of TNP debt and preferred stock and incurred transaction and other costs of $67.7 million.  The value of the 4,326,336 common shares issued was determined based on $20.20 per common share as provided for in the Stock Purchase Agreement.  The purchase price was based on an estimated purchase price in accordance with the Stock Purchase Agreement, dated as of July 24, 2004 by and between PNMR and SW Acquisition.  The final purchase price will be determined under a specified adjustment mechanism.  PNMR had 45 days following the closing to propose a final purchase price.  The end of the 45-day period was on July 21, 2005, and PNMR proposed a final purchase price on that date which would reflect a reduction in the purchase price.  Under the Agreement, the seller had an opportunity to contest the proposed final purchase price and has notified PNMR that it objects to PNMR's proposed adjustments.  There is a dispute mechanism for resolving disputes regarding the final purchase price.

The following table presents the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

At June 6, 2005

(In thousands)
Net utility plant	$580,423
Other property and investments	3,785
Current assets	213,229
Goodwill	482,761
Other intangible assets	63,109
Deferred assets	151,437
Total assets acquired	1,494,744

Current liabilities	65,988
Long-term debt	814,725
Preferred stock	219,711
Deferred liabilities	199,326
Total liabilities assumed	1,299,750

Net assets acquired	$194,994

PNMR obtained, or is in the process of obtaining, independent valuations of acquired property and intangible assets; thus, the allocation of the purchase price is subject to refinement and will be finalized within one year of the acquisition.  Of the $63.1 million of acquired intangible assets, $53.2 million was assigned to the trade name "First Choice" based on a "relief from royalty" approach using a 1.0% royalty rate.  The trade name has an indefinite useful life; therefore no amortization will be recognized, but the asset will be evaluated for impairment annually.  The other $9.9 million of intangible assets was assigned to the First Choice customer list.  The useful life of the customer list is estimated to be approximately eight years, therefore the asset will be amortized on a straight-line basis over an eight-year period.

As part of the acquisition, PNMR acquired a contractual obligation to purchase power.  In comparing the pricing terms of the contractual obligation against the forward price of electricity in the relevant market, PNMR concluded that the contract was above market.  In accordance with SFAS No. 141, as amended, "Business Combinations," ("SFAS 141") the contract was recorded at fair value and a deferred liability of $3.8 million that will be amortized as a reduction in cost of energy over approximately three years was established.  The amortization matches the difference between the forward price curve and the contractual obligation for each month in accordance with the contract as of the acquisition date.

PNMR also acquired a contractual obligation to sell power to certain commercial and industrial customers.  This contractual obligation was fair valued in accordance with SFAS 141.  The valuation was based on the difference between the current market rates charged by the Company for these customers compared to the contractual rate embedded in the customer agreement.  As a result of the analysis, the Company determined that its rates for these contractual customers are below market rates and recorded a deferred liability of $3.5 million that will be amortized into revenues over the contract life, or approximately three years.  The amortization matches the difference between the retail market rate and the contractual obligation for each month as of the acquisition date.

TNP's largest subsidiary, TNMP, is a regulated utility, therefore, the valuation of the majority of the assets and liabilities were determined within the context of Statement of Accounting Financial Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," and did not change significantly.

The $482.8 million of goodwill was assigned to the TNMP and First Choice segments in the amounts of $449.1 million and $33.7 million, respectively.  Of that total amount, $67.0 million is expected to be deductible for tax purposes.

Note 3.  Regulatory Matters

   Texas

       Retail Competition. In Texas, TNMP provides transmission and distribution services at regulated rates to various retail electric providers that, in turn, provide retail electric service within TNMP's Texas service area. First Choice, TNMP's affiliated retail electric provider, performs activities related to the sale of electricity to retail customers in Texas.

Price-to-Beat Fuel Factor. Effective May 12, 2005, First Choice increased its price-to-beat fuel factor by 5.3 percent following the PUCT's approval of the request that First Choice made in April 2005.  First Choice estimates that the increase in the price-to-beat fuel factor will raise annual revenues by approximately $6.6 million. The May 2005 price-to-beat fuel filing was First Choice's first for 2005. First Choice may request one additional price-to-beat fuel increase or decrease in 2005, if the twenty day average of natural gas prices increase or decrease by the required percentages.

TNMP True-Up Proceeding. On July 22, 2004, the PUCT issued its decision in TNMP's stranded cost true-up proceeding. The purpose of the true-up proceeding was to quantify and reconcile the amount of stranded costs that TNMP can recover from its transmission and distribution customers. The PUCT decision established $128.4 million as TNMP's stranded costs, which includes carry charges, and allows TNMP to recover $87.3 million of the $266.5 million that TNMP requested for its true-up balance.

On August 11, 2004, TNMP filed a motion for rehearing of the PUCT decision. On October 7, 2004, the PUCT denied all of TNMP's motions for rehearing except for an issue related to a June 2004 Texas Supreme Court ruling that addressed recovery of carrying charges on recoverable stranded costs back to January 1, 2002, the date that competition began in Texas.

On March 11, 2005 the PUCT administrative law judge issued a proposal for decision in the true-up proceeding. The decision recommended TNMP be allowed recovery of $41.7 million of carrying charges on stranded costs for the period January 1, 2002 through July 21, 2004, and was consistent with amounts recorded by TNMP. In accordance with provisions within SFAS 92 - Regulated Enterprises - Accounting for Phase-In Plans (SFAS 92), TNMP recorded $27.2 million of carrying charges to the income statement for the period January 1, 2002 through July 21, 2004, in the fourth quarter of 2004. TNMP was limited in its recognition for income statement purposes to only the debt related portion of the carrying charges, and TNMP was prohibited from income statement recognition of the equity portion of the carrying charges until the actual receipt of those amounts from customers.

On April 29, 2005, the PUCT announced its decision that TNMP will be allowed to recover interest at a lower rate than the administrative law judge adopted.  The lower rate results in $39.2 million of carrying costs on stranded costs for the period January 1, 2002 through July 21, 2004.  The PUCT rejected the administrative law judge proposal that TNMP be allowed to utilize the weighted average cost of debt inherent in its 2000 Unbundled Cost of Service filing.  Instead, the PUCT utilized TNMP's actual weighted average cost of debt as of December 31, 2001.  Accordingly, TNMP reduced the carrying costs for income statement recognition for the period January 1, 2002 through July 21, 2004 by $4.1 million, and reduced the total carrying charges for income statement recognition for the period January 1, 2002 through December 31, 2004 by $4.7 million during the first quarter of 2005.  TNMP's accrual for 2005 carrying charges are also based on the PUCT ruling.  As of June 30, 2005, the equity portion of the carrying charges on stranded costs that TNMP was prohibited from recognition through the income statement until actual receipt from customers totaled $22.1 million.  On July 22, 2005 the PUCT confirmed TNMP's calculation of the carrying costs on stranded costs in a written order.

60-Day Rate Review. Sixty days following the date on which the true-up order becomes final and appealable, TNMP is required to make a 60-Day Rate Review filing. TNMP's case will establish a competition transition charge for recovery of the true-up balance and address the deregulation reserve consisting of the difference between the price-to-beat and market prices of 2002 and 2003 electricity, commonly referred to as the clawback liability.  TNMP's competition transition charge will take effect no later than 30 days following a final order on TNMP's 60-day rate review.

First Choice is required to submit information to the PUCT for the PUCT to examine and potentially reset First Choice's price-to-beat base rates no later than 30 days after TNMP files its 60-day rate review. If the July 22, 2005 decision of the PUCT in TNMP's true-up proceeding becomes final and appealable, First Choice will submit the required information in early December 2005, shortly before the PUCT issues an order in TNMP's case.  First Choice, as part of its price-to-beat base rate review before the PUCT, will also be required to file information related to its price-to-beat fuel rate.  First Choice's resulting rates will take effect no later than 30 days following a final order on TNMP's 60-day rate review. The Texas acquisition stipulation also provides that First Choice will request that the PUCT recognize in its new price-to-beat base rates the TNMP synergy savings credit provided for in the acquisition settlement discussed below.

Acquisition Settlement. On March 31, 2005, the PUCT found that the acquisition is consistent with the public interest. The PUCT issued a written order on April 22, 2005. The approval settles the matters in the Texas regulatory proceedings relating to the acquisition. TNMP implemented a $13 million annual reduction to its Texas retail delivery base rates beginning May 1, 2005, in accordance with the settlement.   On July 1, 2005, TNMP also implemented a $3 million annual credit to its Texas retail delivery base rates for expected synergy savings.  The synergy savings credits will remain in effect for twenty-four months, and will provide total of $6 million in reductions to the Texas retail delivery base rates.

Final Fuel Reconciliation.  In January 2004, the PUCT issued an order that disallowed $15.7 million of fuel and energy related purchased power costs that TNMP incurred in 2000 and 2001, prior to retail competition.  TNMP recorded the $10.1 million net of tax effect of the disallowance in the fourth quarter of 2003, and subsequently appealed the PUCT decision to the district court.   On June 10, 2005, the District Court affirmed the PUCT order, effectively denying TNMP's appeal.

   New Mexico

      Acquisition settlement. As a result of the settlement discussions in New Mexico associated with PNMR's acquisition of TNP, TNMP agreed to implement an approximate $9.6 million annual rate reduction, which includes synergy savings, effective January 1, 2006, to most of its New Mexico customers. Phelps Dodge, TNMP's largest New Mexico commercial customer, is served through a contractual arrangement, and is excluded from the rate reduction. PNMR has also agreed to integrate the New Mexico operations of TNMP into PNMR by January 1, 2007. Effective January 1, 2008, TNMP's rates will be reduced by approximately an additional $0.5 million through December 31, 2008 and on January 1, 2009, TNMP's rates will be reduced by approximately an additional $0.5 million. These rate reductions will be in effect through December 31, 2010.  As part of the rate reduction, the current fuel and purchased power adjustment clause will be eliminated once amounts in the balancing account as of December 31, 2005 are collected or returned to customers.

Note 4. Financings

            Investment Agreement  On June 6, 2005, PNMR, in conjunction with the acquisition, entered into an agreement (the "Investment Agreement") with TNP pursuant to which PNMR agreed to provide funds to TNP as necessary to enable TNP to effect the repayment in full of all amounts due under the $112.5 million Senior Secured Credit Facility, and the redemption in full of TNP's 14.5% Senior Redeemable Preferred Stock and TNP's 10.25% Senior Subordinated Notes due 2010, in each case on the redemption date of July 6, 2005.

In conjunction with the acquisition of TNP, on June 6, 2005, PNMR made an equity investment of approximately $110.5 million in TNP, which TNP used to repay in full amounts owing under TNP's credit agreement.  In addition, pursuant to PNMR's acquisition of TNP, PNMR agreed to provide an equity contribution to TNP to enable TNP to redeem (a) TNP's 14.5% Senior Redeemable Preferred Stock, Series C, (b) TNP's 14.5% Senior Redeemable Preferred Stock, Series D (collectively, "Preferred Stock"), and (c) TNP's 10.25% Senior Subordinated Notes due 2010, Series B ("Senior Notes").  On July 6, 2005, TNP redeemed the Preferred Stock by tendering $224.6 million to the holders of the Preferred Stock and redeemed the Senior Notes by tendering $296.5 million to holders of the Senior Notes.

Note 5.  Derivative Instruments, Hedging Activities, and Other Comprehensive Income

      Normal Purchases and Sales.  In the normal course of business, TNMP and First Choice enter into commodity contracts, which include components for additional purchases or sales of electricity, in order to meet customer requirements.  The Financial Accounting Standards Board (FASB) has defined criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception from SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities."  Based on the FASB's guidance, the management of TNMP and First Choice has determined that their respective contracts for electricity qualify for the normal purchases and sales exception.  Accordingly, TNMP and First Choice do not account for their respective electricity contracts as derivatives.

   Hedging Activities

      TNP, TNMP and First Choice may enter into agreements for derivative instruments, including options and swaps, to manage risks related to changes in interest rates and commodity prices.  At the inception of any such transactions, TNP, TNMP and First Choice document relationships between the hedging instruments and the items being hedged.  The documentation includes the strategy that supports executing the specific transaction.

      TNP Interest Rate Swaps.  In October 2002, TNP executed a $70 million interest rate swap transaction designed to manage interest rate risk associated with the Senior Credit Facility. The swap terminated in October 2004.  Under the terms of the swap, TNP paid a fixed rate of approximately 2.5 percent and received variable rates.

      The interest rate swap was designated as a cash flow hedge.  The swap was highly effective in offsetting cash flow volatility caused by changes in interest rates.  For the three months and six months ended June 30, 2004, TNP recorded unrealized gains (losses), net of reclassification adjustments, associated with its interest rate swap in other comprehensive income as shown in the following table.

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Before-Tax	Tax Benefit	After-Tax	Before-Tax	Tax Benefit	After-Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
(In thousands)

Change in market value	$ 105	$ (40)	$ 65	$ (166)	$ 63	$ (103)
Reclassification adjustments	235	(90)	145	472	(180)	292
Other comprehensive income (loss)	$ 340	$ (130)	$ 210	$ 306	$ (117)	$ 189

      TNMP Interest Rate Hedges. In June 2003, TNMP issued $250 million of 6.125 percent Senior Notes due in 2008. In May 2003, TNMP executed a $250 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of the Senior Notes.  The rate lock effectively fixed the five-year Treasury yield upon which the yield of the Senior Notes was based at approximately 2.6 percent.  TNMP paid $4.2 million upon the issuance of the Senior Notes in June 2003 to settle the rate lock.  Through the date of the acquisition, the cost of the rate lock was recorded in accumulated other comprehensive income and was being amortized to interest expense over the life of the Senior Notes. At the date of the acquisition, in accordance with SFAS 141, the balance of the rate lock recorded in accumulated other comprehensive income was charged to goodwill.

The Treasury rate lock was designated as a cash flow hedge.  The instrument was highly effective in offsetting future cash flow volatility caused by changes in interest rates.

 For the three months and six months ended June 30, 2005 and 2004, TNMP recorded reclassification adjustments associated with its Treasury rate lock in other comprehensive income as shown in the following table.

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Before-Tax	Tax Benefit	After-Tax	Before-Tax	Tax Benefit	After-Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
(In thousands)

Reclassification adjustments	$ 2,636	$ (1,004)	$ 1,632	$ 2,844	$ (1,084)	$ 1,760
Other comprehensive income (loss)	$ 2,636	$ (1,004)	$ 1,632	$ 2,844	$ (1,084)	$ 1,760
	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Before-Tax	Tax Benefit	After-Tax	Before-Tax	Tax Benefit	After-Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
(In thousands)

Reclassification adjustments	$ 208	$ (79)	$ 129	$ 416	$ (158)	$ 258
Other comprehensive income (loss)	$ 208	$ (79)	$ 129	$ 416	$ (158)	$ 258

      TNMP displays cash flows from interest rate hedging transactions in the cash flow statement as cash flow from operations, in accordance with the provisions of SFAS No. 104, "Statement of Cash Flows‑Net Reporting of Certain Cash Receipts and Cash Payments and Classification of Cash Flows from Hedging Transactions."

      Natural Gas Hedges. From time to time, First Choice enters into natural gas swaps, fixing the price of a portion of its power supply. The swaps are purchased to mitigate commodity price risk associated with purchase power price volatility.  The swaps are effective in offsetting future cash flow volatility caused by increases in natural gas prices, and are designated as cash flow hedges.

The fair value of the natural gas swaps as of June 6, 2005, the acquisition date, was a liability of $1.7 million, which was recorded on TNP's balance sheet as a current liability. First Choice recorded unrealized gains (losses), net of reclassification adjustments, associated with its natural gas hedges in other comprehensive income. At the date of the acquisition, in accordance with SFAS 141, the balance of the gas hedges recorded in other comprehensive income was charged to goodwill. Additionally, the gas hedge balance in current liabilities was charged to a deferred credit, to be amortized based on the settlement of underlying swaps. As a result, the value of natural gas swaps reflected in other comprehensive income and current assets reflects unrealized gains, net of reclassification adjustments, subsequent to the acquisition.

For the three months ended June 30, 2005, First Choice's purchased power expense includes pre-tax costs of $0.7 million ($0.4 million after tax) related to the settlement of natural gas swaps.

First Choice recorded unrealized gains (losses), net of reclassification adjustments, associated with its natural gas hedges in other comprehensive income as shown in the following table.

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Before-Tax	Tax Benefit	After-Tax	Before-Tax	Tax Benefit	After-Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
(In thousands)

Change in market value	$ (5,384)	$ 2,051	$ (3,333)	$ (775)	$ 295	$ (480)
Reclassification adjustments	2,457	(936)	1,521	8,336	(3,176)	5,160
Other comprehensive income (loss)	$ (2,927)	$ 1,115	$ (1,812)	$ 7,561	$ (2,881)	$ 4,680

	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Before-Tax	Tax Benefit	After-Tax	Before-Tax	Tax Benefit	After-Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
(In thousands)

Change in market value	$ 2,382	$ (908)	$ 1,474	$ 7,882	$ (3,003)	$ 4,879
Reclassification adjustments	(6,986)	2,662	(4,324)	(8,139)	3,101	(5,038)
Other comprehensive income (loss)	$ (4,604)	$ 1,754	$ (2,850)	$ (257)	$ 98	$ (159)

Note 6.  Employee Benefit Plans

  Pension and Postretirement Benefits Plans

      TNP and its subsidiaries sponsor a defined benefit pension plan covering substantially all of its employees.  Benefits are based on an employee's years of service and compensation.  TNP's funding policy is to contribute the minimum amount required by federal funding standards.  TNP provides an excess benefit plan for certain key personnel and retired employees whose benefits in the principal plan federal law restricts.  TNP also sponsors a health care plan that provides postretirement medical and death benefits to retirees who satisfied minimum age and service requirements during employment. Participants in the TNP plans include eligible employees and retirees of TNMP and First Choice.

The components of net periodic benefit cost of TNP's employee benefit plans for the three and six months ended June 30, 2005 and 2004 are shown in the following tables (amounts in thousands).

	Pension Benefits		Postretirement Benefits
	Three Months Ended		Three Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$ 546	$ 497	$ 119	$ 102
Interest cost	1,142	1,168	166	155
Expected return on plan assets	(1,539)	(1,412)	(88)	(74)
Amortization of prior service cost	4	5	-	-
Recognized actuarial (gain) loss	467	457	53	51
Net periodic benefit cost	$ 620	$ 715	$ 250	$ 234

	Pension Benefits		Postretirement Benefits
	Six Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Components of net periodic benefit cost
Service cost	$ 1,075	$ 1,046	$ 235	$ 204
Interest cost	2,304	2,394	334	310
Expected return on plan assets	(2,960)	(2,932)	(169)	(148)
Amortization of prior service cost	9	10	-	-
Recognized actuarial (gain) loss	1,155	1,005	131	102
Net periodic benefit cost	$ 1,583	$ 1,523	$ 531	$ 468

In conjunction with the acquisition of TNP by PNMR on June 6, 2005, the benefit obligations for the TNP Plans were recorded at the fair market value as of the date of acquisition in accordance with SFAS 141 and as a result, PNMR recorded an additional pension and postretirement liability of $5.5 million which increased goodwill.  The fair market value of the obligations was actuarially determined using a measurement date of June 6, 2005 and a discount rate of 5.25%, compared to 5.75% at December 31, 2004, based on the average yield of high quality investments.  The weighted average expected rate of return on plan assets was 9.0% for the pension and executive retirement plans and 6.9% for the other postretirement plans.  There is no change to the on-going measurement date of the TNP Plans; it will remain December 31.

For the three months ended June 30, 2005 and 2004, TNP contributed approximately $0.3 million and $0.3 million, respectively, to trusts for the other postretirement benefits.  For the six months ended June 30, 2005 and 2004, TNP contributed approximately $0.4 million and $0.4 million, respectively, to trusts for the other postretirement benefits.  TNP expects to make contributions totaling $1.0 million to trusts for other postretirement benefits during 2005.  TNP does not anticipate making any contributions to the pension plan during 2005.

Change of Control Agreements

As described in TNP's Annual Report on Form 10-K, prior to the acquisition, TNP entered into employment agreements with its senior management that include change in control provisions. TNMP and First Choice also entered into change in control agreements with officers and key employees. The agreements entitled those officers and key employees to receive specified benefits in certain circumstances accompanying a change in control. The June 6, 2005 acquisition was a change in control event under these agreements.  As a result of the change of control and the related management changes, TNP, TNMP and First Choice incurred costs of $10.5 million in the second quarter of 2005 related to the employment agreements and the change in control agreements. Costs related to change of control agreements were capitalized to goodwill as a cost of the acquisition.

Note 7.  Related Party Transactions

 As a result of PNMR's acquisition of TNP on June 6, 2005, TNP and PNMR and its subsidiaries are considered related parties as defined in SFAS No. 57, "Related Party Disclosures."

TNMP purchases all electricity for its New Mexico customers' needs and energy-scheduling services under a long-term wholesale power contract signed in 2001 with Public Service Company of New Mexico (PNM). TNMP also purchases transmission services from PNM in New Mexico. PNM is a wholly-owned subsidiary of PNMR. Additionally, TNMP provides transmission services to PNM in New Mexico under an agreement signed in 2002.

Until June 6, 2005, TNMP provided First Choice and TNP with corporate support services, including accounting, finance, information services, legal and human resources, under a shared services agreement with First Choice dated March 1, 2001 and a similar agreement with TNP dated June 6, 1997.  These services were billed at TNMP's cost and, in return, TNP and First Choice compensated TNMP for the use of the services.  This agreement was in effect through June 6, 2005 at which time the acquisition by PNMR provided a new shared services arrangement. Effective with the close of the acquisition of TNP on June 6, 2005, all TNMP employees who were providing corporate support to TNP and First Choice became employees of PNMR Services Company.  PNMR Services Company provides corporate services to PNM, TNMP and First Choice per shared services agreements.  These services are billed at cost on a monthly basis and allocated to the business units.

      Under the SW Acquisition limited partnership agreement, TNP and Laurel Hill Capital Partners (Laurel Hill) were parties to a Management Services Agreement under which Laurel Hill provided certain management and financial advisory services to TNP.  The agreement was terminated at the time of the acquisition.

      TNP incurred fees for advisory services by the original limited partners of SW Acquisition, pursuant to provisions of the SW Acquisition limited partnership agreement.

      TNP's related party transactions for the three and six months ended June 30, 2005 and 2004 are shown in the table below. PNMR became a related party effective on the date of the acquisition; therefore the amounts reported for PNMR reflect the period from June 6, 2005 through June 30, 2005. PNMR amounts reflect non-acquisition related transactions subsequent to the acquisition  (amounts in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
PNMR	2005	2004	2005	2004
Electricity and energy scheduling service billings from PNMR	$ 2,904	$ -	$ 2,904	$ -
Electricity and energy scheduling services payable as of June 30, 2005	2,904		2,904

Transmission billings from PNMR	139	-	139	-
Transmission charges payable as of June 30, 2005	139		139

Transmission billings to PNMR	11	-	11	-
Transmission charges receivable as of June 30, 2005	11		11

Shared services billings	2,416	-	2,416	-
Shared services payable at June 30, 2005	2,416		2,416

Laurel Hill
Management and financial advisory services	42	63	104	363
Management and financial advisory services payable as of June 30, 2005	-		-
Management and financial advisory services payable as of
December 31, 2004		-		-

SW Acquisition
Advisory services	-	250	-	500
Advisory services payable as of June 30, 2005	-		-
Advisory services payable as of December 31, 2004		1,000		1,000

 Note 8.  Segment and Related Information

       TNP has two reportable segments. The first segment includes TNMP's regulated transmission and distribution business in Texas and its New Mexico operations, and the second includes the unregulated activities of First Choice relating to the sale of electricity to retail customers in Texas.

      The tables on the following pages present information about revenues, profits, cash flow and assets of TNP's reportable segments (in thousands).

Three Months Ended June 30, 2005
	Regulated		All Other
	Transmission	First	and	TNP
	and Distribution	Choice	Eliminations	Consolidated
Income Statement Data
Revenue from external customers	$ 45,821	$ 121,472	$ -	$ 167,293
Intercompany revenue	20,354	-	(20,354)	-
Purchased power	(17,492)	(66,643)	-	(84,135)
Other direct costs	(6,003)	(30,712)	19,907	(16,808)
Depreciation expense	(7,521)	(228)	(1)	(7,750)
Other operating expenses	(16,911)	(11,246)	(755)	(28,912)

Operating income (loss)	18,248	12,643	(1,203)	29,688
Other income and deductions, net	770	515	67	1,352
Carrying charges - regulatory assets	1,919	-	-	1,919
Preferred dividends	-	-	(7,263)	(7,263)
Interest charges	(7,044)	(103)	(9,085)	(16,232)

Income (loss) before taxes	13,893	13,055	(17,484)	9,464
Income taxes	(4,962)	(4,671)	3,565	(6,068)

Income (loss) applicable to common stock	$ 8,931	$ 8,384	$ (13,919)	$ 3,396

Additions to utility plant	(11,497)	(301)	-	(11,798)

Balance Sheet Data as of June 30, 2005
Cash and cash equivalents	$ 65,506	$ 64,318	$ 14,112	$ 143,936
Accounts receivable	29,816	59,862	(4,649)	85,029
Other current assets	37,447	2,531	(4,679)	35,299
Net utility plant	577,035	3,599	(5)	580,629
Goodwill	449,061	33,700	-	482,761
Other intangibles	-	63,043	-	63,043
Recoverable stranded costs	87,316	-	-	87,316
Recoverable carrying charges on stranded costs	52,134	-	-	52,134
Other property, regulatory tax assets and deferred charges	26,691	-	(10,058)	16,633
Total assets	$ 1,325,006	$ 227,053	$ (5,279)	$ 1,546,780

Accounts payable	$ 11,068	$ 46,367	$ (925)	$ 56,510
Other current liabilities	27,527	20,325	7,639	55,491
Accumulated deferred income taxes and investment tax credits	127,634	(11,006)	(8,263)	108,365
Deferred credits	49,574	17,935	(15,878)	51,631
Regulatory liability-accrued cost of removal	38,486	-	-	38,486
Long-term debt, less current maturities	415,716	-	289,094	704,810
Redeemable cumulative preferred stock	-	-	221,648	221,648
Common shareholder's equity	655,001	153,432	(498,594)	309,839
Total liabilities and shareholder's equity	$ 1,325,006	$ 227,053	$ (5,279)	$ 1,546,780

Six Months Ended June 30, 2005
	Regulated		All Other
	Transmission	First	and	TNP
Income Statement Data	and Distribution	Choice	Eliminations	Consolidated
Revenue from external customers	$ 93,090	$ 219,444	$ -	$ 312,534
Intercompany revenue	38,965	-	(38,965)	-
Purchased power	(38,203)	(125,857)	-	(164,060)
Other direct costs	(12,383)	(59,388)	38,071	(33,700)
Depreciation expense	(15,040)	(384)	(1)	(15,425)
Other operating expenses	(34,608)	(21,621)	(1,776)	(58,005)

Operating income (loss)	31,821	12,194	(2,671)	41,344
Other income and deductions, net	1,284	943	106	2,333
Carrying charges - regulatory assets	(882)	-	-	(882)
Preferred dividends	-	-	(14,040)	(14,040)
Interest charges	(14,076)	(193)	(18,717)	(32,986)

Income (loss) before taxes	18,147	12,944	(35,322)	(4,231)
Income taxes	(6,340)	(4,634)	7,503	(3,471)

Income (loss) applicable to common stock	$ 11,807	$ 8,310	$ (27,819)	$ (7,702)

Additions to utility plant	(20,944)	(694)	-	(21,638)

Balance Sheet Data as of June 30, 2005
Cash and cash equivalents	$ 65,506	$ 64,318	$ 14,112	$ 143,936
Accounts receivable	29,816	59,862	(4,649)	85,029
Other current assets	37,447	2,531	(4,679)	35,299
Net utility plant	577,035	3,599	(5)	580,629
Goodwill	449,061	33,700	-	482,761
Other intangibles	-	63,043	-	63,043
Recoverable stranded costs	87,316	-	-	87,316
Recoverable carrying charges on stranded costs	52,134	-	-	52,134
Other property, regulatory tax assets and deferred charges	26,691	-	(10,058)	16,633
Total assets	$ 1,325,006	$ 227,053	$ (5,279)	$ 1,546,780

Accounts payable	$ 11,068	$ 46,367	$ (925)	$ 56,510
Other current liabilities	27,527	20,325	7,639	55,491
Accumulated deferred income taxes and investment tax credits	127,634	(11,006)	(8,263)	108,365
Deferred credits	49,574	17,935	(15,878)	51,631
Regulatory liability-accrued cost of removal	38,486	-	-	38,486
Long-term debt, less current maturities	415,716	-	289,094	704,810
Redeemable cumulative preferred stock	-	-	221,648	221,648
Common shareholder's equity	655,001	153,432	(498,594)	309,839
Total liabilities and shareholder's equity	$ 1,325,006	$ 227,053	$ (5,279)	$ 1,546,780

Three Months Ended June 30, 2004
	Regulated		All Other
	Transmission	First	and	TNP
	and Distribution	Choice	Eliminations	Consolidated
Income Statement Data
Revenue from external customers	$ 41,219	$ 136,285	$ -	$ 177,504
Intercompany revenue	23,850	-	(23,850)	-
Purchased power	(17,527)	(70,930)	-	(88,457)
Other direct costs	(7,084)	(39,562)	23,420	(23,226)
Depreciation expense	(7,403)	(93)	(1)	(7,497)
Other operating expenses	(18,121)	(11,633)	(1,702)	(31,456)

Operating income (loss)	14,934	14,067	(2,133)	26,868
Other income and deductions, net	411	58	20	489
Interest charges	(7,034)	(86)	(15,834)	(22,954)
Income (loss) before taxes	8,311	14,039	(17,947)	4,403
Income taxes	(2,711)	(5,008)	4,139	(3,580)
Extraordinary Items - disallowance of stranded cost (net of taxes)	(97,836)	-	-	(97,836)

Income (loss) applicable to common stock	$ (92,236)	$ 9,031	$ (13,808)	$ (97,013)

Additions to utility plant	(12,432)	(320)	-	(12,752)

Balance Sheet Data as of June 30, 2004
Cash and cash equivalents	$ 42,476	$ 54,807	$ 4,803	$ 102,086
Accounts receivable	33,002	68,521	(11,645)	89,878
Other current assets	32,807	17,635	2,064	52,506
Net utility plant	564,989	3,107	16	568,112
Goodwill	-	-	270,256	270,256
Recoverable stranded costs	87,316	-	-	87,316
Other property, regulatory tax assets and deferred charges	31,331	-	21,669	53,000

Total assets	$ 791,921	$ 144,070	$ 287,163	$ 1,223,154

Current maturities of long-term debt	$ -	$ -	$ 1,125	$ 1,125
Accounts payable	9,781	47,528	(10,929)	46,380
Other current liabilities	27,231	12,428	6,580	46,239
Accumulated deferred income taxes and investment tax credits	123,950	(5,386)	(9,731)	108,833
Deferred credits	23,308	15,878	13,260	52,446
Regulatory liability-accrued cost of removal	39,485	-	-	39,485
Long-term debt, less current maturities	415,421	-	385,250	800,671
Redeemable cumulative preferred stock	-	-	174,773	174,773
Common shareholder's equity	152,745	73,622	(273,165)	(46,798)
Total liabilities and shareholder's equity	$ 791,921	$ 144,070	$ 287,163	$ 1,223,154

Six Months Ended June 30, 2004
	Regulated		All Other
	Transmission	First	and	TNP
	and Distribution	Choice	Eliminations	Consolidated
Income Statement Data
Revenue from external customers	$ 82,357	$ 257,297	$ -	$ 339,654
Intercompany revenue	44,365	-	(44,365)	-
Purchased power	(34,972)	(132,522)	-	(167,494)
Other direct costs	(12,673)	(77,062)	43,505	(46,229)
Depreciation expense	(14,752)	(175)	(2)	(14,929)
Other operating expenses	(35,683)	(23,574)	(3,140)	(62,397)

Operating income (loss)	28,642	23,964	(4,001)	48,605
Other income and deductions, net	885	101	58	1,044
Interest charges	(14,134)	(161)	(31,256)	(45,551)

Income (loss) before taxes	15,393	23,904	(35,199)	4,098
Income taxes	(5,049)	(8,525)	8,051	(5,523)
Extraordinary Items - disallowance of stranded cost (net of taxes)	(97,836)	-	-	(97,836)

Income (loss) applicable to common stock	$ (87,492)	$ 15,379	$ (27,148)	$ (99,261)

Additions to utility plant	(21,795)	(494)	-	(22,289)

Balance Sheet Data as of June 30, 2004
Cash and cash equivalents	$ 42,476	$ 54,807	$ 4,803	$ 102,086
Accounts receivable	33,002	68,521	(11,645)	89,878
Other current assets	32,807	17,635	2,064	52,506
Net utility plant	564,989	3,107	16	568,112
Goodwill	-	-	270,256	270,256
Recoverable stranded costs	87,316	-	-	87,316
Other property, regulatory tax assets and deferred charges	31,331	-	21,669	53,000

Total assets	$ 791,921	$ 144,070	$ 287,163	$ 1,223,154

Current maturities of long-term debt	$ -	$ -	$ 1,125	$ 1,125
Accounts payable	9,781	47,528	(10,929)	46,380
Other current liabilities	27,231	12,428	6,580	46,239
Accumulated deferred income taxes and investment tax credits	123,950	(5,386)	(9,731)	108,833
Deferred credits	23,308	15,878	13,260	52,446
Regulatory liability-accrued cost of removal	39,485	-	-	39,485
Long-term debt, less current maturities	415,421	-	385,250	800,671
Redeemable cumulative preferred stock	-	-	174,773	174,773
Common shareholder's equity	152,745	73,622	(273,165)	(46,798)
Total liabilities and shareholder's equity	$ 791,921	$ 144,070	$ 287,163	$ 1,223,154

Note 9.  Commitments and Contingencies

       Energy Agreement

In 2003, First Choice and Constellation Energy Company (Constellation) executed a three-year power supply agreement that resulted in Constellation being the primary supplier of power for First Choice's customers through the end of 2007. Additionally, Constellation has agreed to supply power in certain transactions under the agreement beyond the date when that commitment expires.

In 2004, First Choice Power Special Purpose Entity ("FCPSP"), a bankruptcy remote entity, was created pursuant to the agreement with Constellation to hold all customer contracts, wholesale power contracts, and certain natural gas contracts previously held by First Choice.  Constellation received a lien against the assets of FCPSP to cover the settlement exposure and the mark-to-market exposure rather than requiring FCPSP to post alternate collateral for the purchase of power supply.  In addition, FCPSP is restricted by covenants that limit the size of FCPSP's unhedged market positions and require that sales by

FCPSP retain a positive retail margin.  The agreement does not, however, permit Constellation to demand additional collateral irrespective of its credit exposure under the agreement.  If, however, a change in electricity or gas forward prices increases Constellation's credit exposure to FCPSP beyond a limit based on Constellation's liens in cash and accounts receivable, Constellation will have no obligation to supply additional power to customers of FCPSP unless FCPSP provides letters of credit or other collateral acceptable to Constellation, and FCPSP will be constrained in its ability to sign up additional customers until that credit shortfall is corrected.

FCPSP may terminate the agreement upon 30 days' prior written notice to Constellation for any reason, but the agreement and all liens securing the agreement remain in effect with respect to transactions entered into prior to the termination until both parties have fulfilled all of their obligations with respect to such transactions or such transactions have been terminated for default or reasons related to regulatory changes.

       Other

TNP and TNMP are involved in various claims and other legal proceedings arising in the ordinary course of business.  In the opinion of management, the dispositions of these matters will not have a material adverse effect on TNP's and TNMP's consolidated financial condition or results of operations.

 Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A).

Due to the acquisition of TNP by PNMR on June 6, 2005, results of operations for the three and six months ended June 30, 2005 include the effects of purchase accounting which are not included in the comparable periods of 2004.

Competitive Conditions

   First Choice Customer Operations

      Customer Retention and Acquisition.  At June 30, 2005, First Choice served approximately 157,000 customers at price-to-beat rates and approximately 59,000 customers at competitive rates.  At June 30, 2004, First Choice served approximately 170,000 and 55,000 price-to-beat and competitive customers, respectively. First Choice price-to-beat customers are also transmission and distribution customers of TNMP.  In response to the factors discussed in Bad Debt and Delinquency, below, First Choice did not actively pursue mass market customers in 2004.  Mass market customers who choose First Choice as their retail electric provider are required to pass a credit check or make a deposit before First Choice begins service. First Choice is reevaluating its strategy with regard to marketing to the mass market.

      Bad Debt and Delinquency.  On June 1, 2004, several changes to customer protection rules in Texas became effective.  Of the changes, the rules related to disconnection for non-payment and the required amount of a customer deposit are having the greatest impact on First Choice.  The new rule for disconnection for non-payment states that if a customer does not make a payment or payment arrangement until after the final due date specified in the disconnect notice, the retail electric provider is allowed to disconnect the customer.  The previous rule only allowed the retail electric provider to terminate service and drop the customer to the retail electric provider that was affiliated with the customer's transmission and distribution service provider, or to the provider of last resort for non-payment.  The new rule for the required amount of deposit states that the deposit shall not exceed the greater of one-fifth of the estimated annual billing or the sum of the next two month's estimated billings.  The previous rule stated that the deposit could not exceed the greater of one-sixth of the estimated annual billing or the sum of the next two month's estimated billings.

      The structure described above limited First Choice's collection activities prior to June 1, 2004 and affected both bad debt expense and the level of delinquent accounts receivable. First Choice's bad debt and delinquency rates have decreased for competitive customers as it has implemented more aggressive credit and collection policies based on the new customer protection rules. Bad debt expense as a percentage of operating revenues for First Choice was approximately 0.7 percent for the six months ended June 30, 2005, compared with 1.5 percent for the six months ended June 30, 2004.  On average, delinquent accounts receivable were approximately 3.5 percent of monthly operating revenue for the six months ended June 30, 2005, as compared with a 4.4 percent delinquency rate for the six months ended June 30, 2004.

First Choice Energy Supply

      Strategy for mitigating fluctuation in costs of energy supply.  First Choice's basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply.  In addition, First Choice can use its ability to change the price-to-beat fuel factor to mitigate fluctuations in the cost of its price-to-beat energy supply and use various financial instruments to hedge against the risk of adverse changes in natural gas prices.

      Load Forecasting.  First Choice's load fluctuates continuously due to, among other things, customer additions and losses, changes in customers' usage, severe or unexpected weather and timing of customer switching.  First Choice continually monitors and revises its load forecast to account for changing customer loads (both price-to-beat and competitive).  First Choice develops short-term load forecasts to identify short-term load surpluses and shortages, and to insure that hedges are in place to cover expected sales.  To the extent these short-term load forecasts identify shortages, First Choice generally covers shortages through short-term power purchases.

      The power supply agreement with Constellation resulted in Constellation assuming the majority of weather related risks.  First Choice retained the risks associated with customer attrition.

TNMP

      TNMP provides transmission and distribution services within TNMP's Texas service area at regulated rates to various retail electric providers that, in turn, provide retail electric service.  As of June 30, 2005, 42 retail electric providers served customers that receive transmission and distribution services from TNMP.  First Choice provided electric service to customers that accounted for approximately 41 percent of the energy delivered by TNMP for the six months ended June 30, 2005.  TNMP's next largest customer was a non-affiliated retail electric provider whose customers accounted for approximately 23 percent of the energy delivered by TNMP during the six months ended June 30, 2005.

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

      In addition, purchased power expenses are subject to adjustment due to revisions that ERCOT may make to the metered load of First Choice during ERCOT's settlement process.  First Choice has recorded an estimate of ERCOT's resettlement adjustment through June 30, 2005.  Upon receipt of the final ERCOT true-up adjustment, First Choice will adjust the currently recorded estimate.  The amount of this adjustment could be significant to the results of operations of First Choice.

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

Purchase Accounting. The acquisition was accounted for under the purchase method of accounting as prescribed in SFAS 141; accordingly, purchase accounting adjustments have been reflected in the financial statements of TNP for all periods subsequent to June 6, 2005.  Financial statements for periods prior to that date were prepared using TNP's historical basis of accounting and are designated as "predecessor."  For purposes of the discussion of year-to-date operating results provided herein, the pre-acquisition financial information of the predecessor has been combined with the post-acquisition financial information.  The business operations of TNP were not significantly changed as a result of the acquisition, and post-acquisition and pre-acquisition operating results, except as noted in the discussion, are comparable.

Goodwill and Intangible Assets. In accordance with SFAS 141, TNP's assets and liabilities have been valued based on their respective fair values as a result of the PNMR acquisition.  In accordance with SEC regulations, the difference between the purchase price and the fair value of the assets acquired and liabilities assumed is recorded on the books of the acquired businesses.  Goodwill and other intangible assets and liabilities were also recorded on the book of the acquired businesses and are either amortized or are measured for impairment in accordance with Statement of Financial Accounting Standard No. 142 "Goodwill and Other Intangible Assets," (SFAS 142).

      Accounting for Derivatives - Normal Purchases and Sales.  In the normal course of business, TNMP and First Choice enter into commodity contracts, which include components for additional purchases or sales of electricity, in order to meet customer requirements.  In most circumstances, such contracts would be defined as derivatives under SFAS 133.  However, the FASB has defined criteria by which option-type and forward contracts for electricity could qualify for the normal purchase and sales exception provided by SFAS 133, as amended by SFAS 149.  Based on the FASB's guidance, the management of TNMP and First Choice has determined that their respective contracts for electricity qualify for the normal purchases and sales exception.  Accordingly, TNMP and First Choice do not account for their respective electricity contracts as derivatives.

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

  Overall Results

       TNP had income applicable to common stock of $3.4 million for the quarter ended June 30, 2005, compared with a loss applicable to common stock of $97.0 million for the quarter ended June 30, 2004. For the six months ended June 30, 2005, TNP had a loss applicable to common stock of $7.7 million compared with a loss applicable to common stock of $99.3 million for the six months ended June 30, 2004. The changes in TNP's earnings for the quarter and six months ended June 30, 2005 are attributable to the factors listed below (in millions):

	Earnings
	Increase (Decrease)
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005 v. 2004	2005 v. 2004
Change in First Choice net income	$ (0.6)	$ (7.1)
Change in TNMP net income (loss)	101.2	99.3
TNP Preferred stock dividends	(0.9)	(1.8)
All other and intercompany eliminations	0.7	1.2
TNP consolidated earnings	$ 100.4	$ 91.6

 First Choice Results

      First Choice had net income of $8.4 million for the quarter ended June 30, 2005, compared with a net income of $9.0 million for the quarter ended June 30, 2004. For the six months ended June 30, 2005, First Choice had net income of $8.3 million, compared with a net income of $15.4 million for the six months ended June 30, 2004. The changes in First Choice's earnings for the three and six months ended June 30, 2005 are attributable to the factors listed below (in millions):

	Earnings
	Increase (Decrease)
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005 v. 2004	2005 v. 2004
Changes in gross profit	$ (1.7)	$ (13.5)
Other operating and maintenance	0.2	1.6
Other income and deductions	0.5	0.8
All other (including income tax effects on the items above)	0.4	4.0
Change in First Choice net income	$ (0.6)	$ (7.1)

First Choice Gross Profit

      The following table summarizes the components of First Choice gross profit (in thousands).

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Operating revenues	$ 121,472	$ 136,285	$ (14,813)	$ 219,444	$ 257,297	$ (37,853)
Transmission and distribution costs	30,712	39,609	(8,897)	59,388	77,109	(17,721)
Operating revenues, net of
transmission and distribution costs	90,760	96,676	(5,916)	160,056	180,188	(20,132)

Purchased power	66,643	70,930	(4,287)	125,857	132,522	(6,665)
Clawback accrual	-	(48)	48	-	(48)	48
Gross profit	$ 24,117	$ 25,794	$ (1,677)	$ 34,199	$ 47,714	$ (13,515)

      Transmission and distribution costs are included in the "Other operating and maintenance" line of TNP's consolidated income statement. The following table summarizes the components of the change in First Choice's gross profit for the three months and six months ended June 30, 2005, compared with the same period in 2004 (in thousands).

	Increase (Decrease)
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005 v. 2004	2005 v. 2004

Price variances
Changes in price-to-beat rates, primarily fuel factor increases	$ 7,386	$ 13,758
Changes in competitive rates	4,038	9,865
Increased purchased power expenses attributable to higher prices	(15,338)	(31,092)

Quantity variances
Decreased purchased power expenses attributable to lower sales
to price-to-beat and competitive customers	19,464	42,867
Decreased sales to competitive customers, net of transmission
and distribution charges	(15,276)	(35,365)
Decreased sales to price-to-beat customers, net of transmission
and distribution charges	(2,264)	(7,002)
Charges associated with ERCOT settlement of purchased power expense	(645)	(5,799)
All other	958	(747)
Gross profit increase (decrease)	$ (1,677)	$ (13,515)

      Gross profit for the three and six months ended June 30, 2005, decreased $1.7 million and $13.5 million compared with the corresponding 2004 periods.  The decrease in both periods resulted from higher purchased power prices and was partially offset by increased price-to-beat and competitive rates.

      Revenues from price-to-beat customers for the three and six months ended June 30, 2005, net of transmission and distribution charges, increased $5.1 million and $6.8 million, respectively, compared to the same period in 2004. The increase was caused by higher price-to-beat fuel factor rates in the first and second quarters of 2005 compared to same periods in 2004. First Choice increased its price-to-beat fuel factor in July and December of 2004 and May of 2005. The increase was partially offset by a net decrease in price-to beat customers served.

      Revenues from competitive customers, net of transmission and distribution charges, decreased $11.2 million and $25.5 million for the three and six months ended June 30, 2005, respectively, compared with the three and six months ended June 30, 2004. A net decrease in customers served, primarily attributable to aggregated customers, was responsible for the decrease in revenue. The decrease in revenue was partially offset by increases in rates of $4.0 million and $9.9 million for the three and six months ended June 30, 2005 compared to the same periods in 2004. First Choice charged competitive customers higher rates to offset increasing natural gas prices.

     Retail electric providers such as First Choice include a transmission and distribution charge in the prices they charge their customers for electric service.  The transmission and distribution charge is regulated by the PUCT and is designed to allow the utility that provides transmission and distribution services within a specific service area, referred to as the transmission and distribution service provider, to recover its cost of service.  During the three and six months ended June 30, 2005, First Choice incurred transmission and distribution costs related to sales to price-to-beat and competitive customers of $30.7 million and $59.4 million, compared with $39.6 million and $77.1 million for the three and six months ended June 30, 2004. Lower transmission and distribution charges reflect the decrease in the number of customers served, as described above.

      Purchased power expenses decreased $4.3 million and $6.7 million for the three and six months ended June 30, 2005, respectively, compared with the amount incurred for the same periods in 2004. Decreases in sales accounted for $19.5 million and $42.9 million for the three and six months ended June 30, 2005 compared to same periods in 2004. The decrease in sales were offset by increases in the cost of purchased power of $15.3 million and $31.1 million for the three and six months ended June 30, 2005, respectively, compared to same periods in 2004.  As energy prices began to increase, First Choice responded by seeking increases in the price-to-beat fuel factor and by purchasing natural gas hedges to mitigate the risk of increasing natural gas prices.  The current purchase power agreement with Constellation allows First Choice the ability to purchase natural gas at fixed prices, thereby locking in the cost of its energy supply.

In the first quarter of 2004, First Choice recorded a $5.0 million reduction in purchased power expenses related to its estimate of ERCOT's resettlement adjustment for the year ended December 31, 2003.

  Other Operating and Maintenance

      Other operating and maintenance expenses for the three and six months ended June 30, 2005 decreased $0.2 million and $1.6 million respectively when compared with the amount incurred for the same periods in 2004. The decrease resulted primarily from lower bad debt expense.

Other Income and Deductions

     Other income and deductions for the three and six months ended June 30, 2005, compared with the amount incurred for the same periods in 2004, increased by $0.5 million and  $0.8 million respectively. The increase resulted primarily from other interest income due to higher cash balances and higher interest rates.

TNMP Results

       TNMP had net income of $8.9 million for the quarter ended June 30, 2005, compared with a net loss of $92.2 million for the quarter ended June 30, 2004. For the six months ended June 30, 2005, TNMP had net income of $11.8 million compared with a net loss of $87.5 million for the six months ended June 30, 2004.  The changes in TNMP's results for the quarter and six months ended June 30, 2005 are attributable to the factors listed below (in millions):

	Earnings
	Increase(Decrease)
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005 v. 2004	2005 v. 2004
Changes in gross profit	$ 2.2	$ 2.4
Other operating and maintenance	0.3	1.0
Taxes other than income	0.9	0.1
Carrying charges on regulatory assets	1.9	(0.9)
Extraordinary Item (net of taxes)	97.8	97.8
All other (including income tax effects on the items above)	(1.9)	(1.1)
TNMP net income (loss)	$ 101.2	$ 99.3

 TNMP Gross Profit

      The following table summarizes the components of TNMP gross profit (in thousands).

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
			Increase			Increase
	2005	2004	(Decrease)	2005	2004	(Decrease)
Operating revenues	$ 66,175	$ 65,069	$ 1,106	$ 132,055	$ 126,722	$ 5,333

Purchased power and fuel	17,492	17,527	(35)	38,203	34,972	3,231
Transmission expense	6,003	7,084	(1,081)	12,383	12,673	(290)

Gross profit	$ 42,680	$ 40,458	$ 2,222	$ 81,469	$ 79,077	$ 2,392

      Transmission expense is included in the "Other operating and maintenance" line of TNP's consolidated income statement.

          The following table summarizes the components of the change in TNMP's gross profit for the three and six months ended June 30, 2005, compared with the same period in 2004 (in thousands).

	Earnings
	Increase (Decrease)
	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2005 v. 2004	2005 v. 2004

Transmission expenses, net of revenue	$ 1,710	$ 998
Weather related	1,645	1,228
Customer growth	507	1,131
Price variance	(1,655)	(1,809)
All other	15	844
Gross profit increase	$ 2,222	$ 2,392

     Gross profit for the three months ended June 30, 2005, increased $2.2 million, or 5.5 percent compared with the corresponding 2004 period.  The overall increase is driven by a $1.7 million decrease in transmission expenses, net of transmission revenues, a $1.6 million increase in revenues due to higher sales resulting from warmer weather compared to 2004, and a $0.5 million increase in revenues associated with growth in the number of customers. Transmission expenses decreased for the three months ended June 30, 2005 primarily due to a Texas transmission expense true-up recorded in the second quarter of 2004 related to TXU Electric Delivery Company and Lower Colorado River Authority. Partially offsetting these increases were price variances resulting from the Texas rate reduction that took effect May 1, 2005.

      Gross profit for the six months ended June 30, 2005 increased by $2.4 million, or 3.0 percent compared with the corresponding 2004 period.  The overall increase is attributed to a $1.2 million increase in sales due to warmer weather, higher revenues associated with growth in the number of customers, and lower transmission expenses, net of revenues. Partially offsetting these increases were price variances resulting from the Texas rate reduction that took effect May 1, 2005.

      Purchased power expenses decreased by $35 thousand for the three months ended June 30, 2005, and increased by $3.2 million for the six months ended June 30, 2005, as compared to their respective periods in 2004.  The increase for the six months ended is entirely attributed to high purchased power costs that occurred in the first quarter of 2005.

  Operating Expenses

       TNMP incurred operating expenses of $47.9 million for the quarter ended June 30, 2005, a decrease of $2.2 million from the amount incurred during the corresponding period of 2004. For the six months ended June 30, 2005, TNMP incurred operating expenses of $100.2 million, an increase of $2.2 million from the amount incurred during the same period in 2004. Operating expenses include purchased power and transmission expense, which decreased by $1.1 million for the three months ended June 30, 2005, and increased by $2.9 million for the six months ended June 30, 2005, as compared to their respective periods in 2004.

      The details in the changes of purchased power and transmission expense are discussed above in Gross Profit.  The remaining components of the changes in operating expenses are discussed below.

 Other Operating and Maintenance

      Other operating and maintenance expenses decreased $0.3 million and $1.0 million for the quarter and six months ended June 30, 2005, compared with the same periods in 2004 respectively. The decreases are primarily related to reduced regulatory activities.

  Taxes Other Than Income Taxes

       Taxes other than income taxes decreased $0.9 million and $0.1 million for the three and six months ended June 30, 2005, compared with the corresponding periods in 2004. The decreases were primarily related to lower ad valorem taxes accrued during 2005 due to lower taxable values resulting for TNMP's May 2005 rate decrease.

 Carrying Charges on Regulatory Assets

As discussed in Note 3, on April 29, 2005, the PUCT ruled that TNMP be allowed recovery of $39.2 million of carrying costs on stranded costs for the period January 1, 2002 through July 21, 2004.  The PUCT rejected the previous administrative law judge proposal that TNMP be allowed to utilize its weighted average cost of debt from the 2000 Unbundled Cost of Service filing as required by Senate Bill 7, and as was utilized in the 2004 CenterPoint Energy true-up proceeding.  Instead, the PUCT utilized TNMP's actual weighted average cost of debt as of December 31, 2001. Accordingly, TNMP reduced the total carrying charges for income statement recognition for the period January 1, 2002 through December 31, 2004 by $4.7 million during the first quarter of 2005. TNMP's accrual for 2005 carrying charges of $3.7 million to the income statement was also based on the PUCT ruling. In accordance with provisions within SFAS 92, TNMP was limited in its recognition for income statement purposes to only the debt-related portion of the carrying charges. As of June 30, 2005, the equity portion of the carrying charges on stranded costs that TNMP was prohibited from recognition through the income statement until actual receipt from customers totaled $22.1 million.  On July 22, 2005, the PUCT confirmed TNMP's calculation of the carrying costs on stranded costs in a written order.

  Extraordinary Item (net of taxes)

       In the second quarter of 2004, TNMP recorded a loss of  $97.8 million related to the PUCT true-up proceeding regarding TNMP's stranded costs. The PUCT allowed TNMP to recover $87.3 million of the $266.5 million that TNMP requested as stranded cost.  This decision resulted in a loss of  $155.2 million before tax ($97.8 million after tax).  TNMP recorded the  $97.8 million after tax loss as an extraordinary item in the second quarter of 2004.

Financial Condition

  TNP Liquidity

    In conjunction with the acquisition of TNP, on June 6, 2005, PNMR made an equity investment of approximately $110.5 million in TNP, which TNP used to repay in full amounts owing under TNP's credit agreement.  In addition, pursuant to PNMR's acquisition of TNP, PNMR agreed to provide funds to TNP to enable TNP to redeem (a) TNP's 14.5% Senior Redeemable Preferred Stock, Series C, (b) TNP's 14.5% Senior Redeemable Preferred Stock, Series D (collectively, Preferred Stock) and (c) TNP's 10.25% Senior Subordinated Notes due 2010, Series B (Senior Notes).  On July 6, 2005, TNP redeemed the Preferred Stock by tendering $224.6 million to the holders of the Preferred Stock and redeemed the Senior Notes by tendering $296.5 million to holders of the Senior Notes. TNP paid premiums of $19.7 million and $14.1 million respectively, which were capitalized to goodwill as a cost of the acquisition.

At June 30, 2005, PNMR's total equity investment in TNP was $309.8 million. TNP's main sources of liquidity, and its ability to pay dividends, depend primarily on the earnings of its subsidiaries, TNMP and First Choice.  TNP receives distributions of those earnings in the form of cash dividends, as well as payments from its subsidiaries under a tax sharing agreement.

      For the six months ended June 30, 2005, TNP's cash flow from operations was $6.0 million higher than in the six months ended June 30, 2004.  The factors causing the increase in cash flow from operations are summarized in the following table (in millions).

Cash Flow
Increase(Decrease)
Six Months
Ended June 30,
2005 v. 2004
Decreased cash flow from sales	$ (36.2)
Decreased cash paid for transmission and distribution charges	14.8
Decreased cash paid for purchased power	19.3
Decreased cash paid to other suppliers	5.4
Income taxes refunded	1.8
All other	0.9
TNP consolidated cash flow from operations	$ 6.0

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

      Management believes that dividends from its subsidiaries, payments under the tax sharing agreement, and cash on hand should be sufficient to meet TNP's working capital requirements at least through the end of 2005.

  First Choice Liquidity

     At June 30, 2005, First Choice was added as an additional borrower of up to $100 million under PNMR's $400 million unsecured revolving credit facility. Any borrowings made by First Choice under this sublimit are guaranteed by PNMR.  At June 30, 2005, First Choice had no borrowings outstanding.

Management believes that First Choice's cash flow from operations, cash on hand, and borrowings under the PNMR credit facility should be sufficient to meet First Choice's working capital and credit requirements. First Choice's cash balance as of June 30, 2005, was approximately $64.3 million.

  TNMP Liquidity

 On June 10, 2005, TNMP filed an application with the NMPRC to become a borrower and issue notes of up to $100 million under PNMR credit facility of $400 million. On July 19, 2005, the NMPRC issued an order approving the application. Securities and Exchange Commission approval is also required, and is expected in the third quarter of 2005.

TNMP believes that cash flow from its operations, cash on hand, and borrowings under the PNMR credit facility will be sufficient to meet its working capital requirements without the need for additional bank financing.  TNMP's cash balance as of June 30, 2005, was approximately $65.5 million.

Capital Structure

TNP's capitalization, including current maturities of long-term debt, at June 30, 2005 and December 31, 2004 is shown below:

	June 30,	December 31,
	2005	2004

Common Equity	24.8%	9.2%
Preferred Stock	18.0%	17.2%
Long‑term Debt	57.2%	73.6%
Total Capitalization	100.0%	100.0%

The change in TNP's capitalization is due to the acquisition of TNP on June 6, 2005.  For additional information on the acquisition, refer to Note 2 - "PNM Resources Inc.(PNMR), Acquisition of TNP and Purchase Accounting" in the Notes to Consolidated Interim Financial Statements.

Item 3.  Quantitative And Qualitative Disclosure About Market Risk

Commodity Risk

First Choice is responsible for energy supply related to the sale of electricity to retail customers in Texas.  Senate Bill 7 contains no provisions for the specific recovery of fuel and purchased power costs, although First Choice can request that the PUCT change the price-to-beat fuel factor twice a year to recognize changes in natural gas prices.  The rates charged to new customers acquired by First Choice outside of TNMP's service territory are not regulated by the PUCT, but are negotiated with each customer.  As a result, changes in fuel and purchased power costs will affect First Choice's operating results.  First Choice is exposed to market risk to the extent that its retail rates or cost of supply fluctuate with market prices. First Choice's basic strategy is to minimize its exposure to fluctuations in market energy prices by matching fixed price sales contracts with fixed price supply.

First Choice operates within a competitive marketplace; however, to the extent that it serves former TNMP customers under the provisions of the price-to-beat service, it has the ability to file with the PUCT to change the price-to-beat fuel factor twice each year, in the event of significant changes in natural gas prices.  Additionally, in connection with the issuance of a final stranded cost true-up order for TNMP, the PUCT will adjust First Choice's fuel factor portion of the price-to-beat downward if natural gas prices are below the prices embedded in the then-current rates.

Accounting for Derivatives

In the normal course of business, TNMP and First Choice enter into commodity contracts in order to meet customer requirements.  Criteria by which option-type and forward contracts for electricity can qualify for the normal purchase and sales exception has been defined by SFAS 133 and SFAS 149. In accordance with these pronouncements, management has determined that TNMP's and First Choice's contracts for electricity qualify for the normal purchases and sales exception.  Accordingly, TNMP and First Choice do not account for its electricity contracts as derivatives.

With regard to its hedging activities, First Choice recorded unrealized gains (losses), net of reclassification adjustments, associated with its natural gas hedges in other comprehensive income as shown in the following table.

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Before-Tax	Tax Benefit	After-Tax	Before-Tax	Tax Benefit	After-Tax
	Amount	(Expense)	Amount	Amount	(Expense)	Amount
(In thousands)

Change in market value	$ (5,384)	$ 2,051	$ (3,333)	$ (775)	$ 295	$ (480)
Reclassification adjustments	2,457	(936)	1,521	8,336	(3,176)	5,160
Other comprehensive income (loss)	$ (2,927)	$ 1,115	$ (1,812)	$ 7,561	$ (2,881)	$ 4,680

First Choice also estimates that $0.9 million of unrealized after-tax gains related to natural gas swaps will be reclassified through other comprehensive income to purchased power expense over the next six months.

Risk Management Activities

First Choice measures the market risk of its activities using an Earnings At Risk (EaR) calculation to maintain the its total exposure within management-prescribed limits. Because of its obligation to serve, First Choice must take its obligations to settlement. Accordingly, a measure that evaluates the settlement of First Choice's positions against earnings provides management with a useful tool to manage its portfolio. First Choice's EaR calculation reports the possible losses against forecasted earnings for its retail load and supply portfolio. This calculation is based on First Choice's forecasted earnings on the reporting date.  First Choice utilizes a Delta/Gamma approximation model of EaR.  The Delta/Gamma model calculates a price change within a given time frame, correlation and volatility parameters for each price curve utilized in valuing the mark-to-market of each position to develop a change in value for any position. This process is repeated multiple times to calculate a standard deviation, which is used to arrive at an EaR amount based on a certain confidence level. The model uses the Delta/Gamma approximation to model the optionality related to Price-to-Beat rate resets by both First Choice and the PUCT as discussed above. First Choice utilizes the one-tailed confidence level at 95%.  EaR models are relatively sophisticated.  The quantitative risk information, however, is limited by the parameters established in creating the model.  The instruments being evaluated may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used.  The EaR calculation considers First Choice's forward position for the next twelve months and holds each position to settlement.  The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. For example, if EaR is calculated at $10.0 million, it is estimated at a 95% confidence level that if prices move against First Choice's positions, the losses against its forecasted earnings over the next twelve months would not exceed $10.0 million.

For the three months ended June 30, 2005, the average total EaR amount was $10.1 million, with high and low EaR amounts for the period of $11.5 million and $9.7 million, respectively.  The total EaR amount at June 30, 2005 was $9.8 million.

Credit Risk

First Choice is subject to credit risk from non-performance by its supply counterparties to the extent these contracts have a mark-to-market value in the favor of First Choice. The Constellation power supply agreement established FCPSP, a bankruptcy remote special purpose entity, to hold all customer contracts and wholesale power and gas contracts.  Constellation received a lien on accounts receivable, customer contracts, cash, and the equity of FCPSP.  The provisions of this agreement severely limit First Choice's ability to secure power from alternate sources. Additionally, the terms of the security agreement do not require Constellation to post collateral for any mark-to-market balances in First Choice's favor. At June 30, 2005, the supply contracted with Constellation was in a favorable mark-to-market position for First Choice. When netted against amounts owed to Constellation, this exposure was approximately $35.4 million.  The Constellation power supply agreement collateral provisions will continue until the expiration of the agreement on December 31, 2007.

First Choice has continued to see a reduction in bad debt expense from its retail customers due to reduced customer receivables resulting partially from effective disconnects policies, increased collection activity and refined consumer credit and securitization policies.  Bad debt expenses for the six months ended June 30, 2005 and 2004 were $1.5 million and $4.0 million, respectively.

Interest Rate Risk

In June 2003, TNMP issued $250 million of 6.125% Senior Notes due in 2008. In May 2003, TNMP executed a $250 million Treasury rate lock transaction designed to manage interest rate risk associated with the issuance of the Senior Notes. TNMP paid $4.2 million upon the issuance of Senior Notes in June 2003 to settle the rate lock. Through the date of the PNMR acquisition, the cost of rate lock was recorded in accumulated other comprehensive income and was being amortized to interest expense over the life of the Senior Notes. At the date of the PNMR acquisition, in accordance with SFAS 141, the balance of the rate lock recorded in accumulated other comprehensive income was charged to goodwill.

During the period of June 6 through June 30, 2005, TNMP contributed cash of approximately $86,000, to other post retirement benefits for plan year 2005.  The securities held by the trusts for pension plan and other post-retirement plan had an estimated fair value of $86.4 million as of June 30, 2005, of which 76% were invested in money market funds.  TNMP does not currently recover or return through rates any losses or gains on these securities.

Equity Market Risk

TNMP and its subsidiaries sponsor a defined benefit pension plan covering substantially, all of its employees.  TNMP also sponsors a health care plan that provides post retirement medical and death benefits.  Contributions are made to trusts that fund both of these employee benefits.  The trusts held a certain equity mutual fund as of June 30, 2005, which exposes TNMP to losses in fair value.  Approximately 22% of the assets in the retiree medical and death benefit trusts were invested in equity index mutual fund. Approximately 24% of the assets in the pension were invested in an equity index mutual fund as of June 30, 2005.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

TNP maintains disclosure controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC.  Based on an evaluation of TNP's disclosure controls and procedures as of the end of the period covered by this report conducted by TNP's management, with the participation of the Chief Executive and Chief Financial Officers, the Chief Executive and Chief Financial Officers believe that these controls and procedures are effective to ensure that TNP is able to collect, process, and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.

Acquisition of TNP by PNMR

With the acquisition, TNP developed an interface process to transfer the financial reporting information from TNP to the system from which PNMR produces it's consolidated financial statements for internal and external reporting.  This was the only material change in internal control that resulted from the acquisition.  TNP is currently undergoing a diligent effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  As integration activities occur, TNP will continue to integrate its internal controls into PNMR's operations.  It is expected that this effort will continue during the remainder of 2005 and into 2006.

Except as described above, there were no other changes in internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, TNP's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      See Notes 2, 3 and 9 in the Notes to Consolidated Interim Financial Statements for information regarding additional regulatory and legal matters.

Item 5.  Other Events

New TNP Bylaws

On August 4, 2005, the board of directors of TNP approved new bylaws that became effective on August 4, 2005.  A copy of TNP's new bylaws are attached hereto as exhibit 3.2.   On June 6, 2005 (and reported in Item 5.03 of a Current Report on Form 8-K filed by TNMP on June 10, 2005), TNP amended and modified its bylaws to permit the execution, in connection with the acquisition by PNMR of TNP and its subsidiaries, of a unanimous written consent of the shareholder and directors of TNP by its sole shareholder and director, without the necessity for further notice to, or act or approval of such shareholder or director.  These amended bylaws were replaced on August 4, 2005 by the new bylaws.

 Summary of Changes to the TNP bylaws

 Article 1 of the previous TNP bylaws on offices was deleted and replaced by Article VI, Section 4 of the new bylaws which provides that the principal office shall be established and maintained at a place designated by the board of directors.  Article I of the new bylaws on meetings of shareholders provides that notice must be mailed to shareholders not less than 30 days before the meeting  and that the record date shall not exceed 30 days before the meeting date.   Article II on directors (Article III of the old bylaws) now provides that the number of directors shall be not less than 1 nor more than 7 (instead of up to 15 directors) who are elected annually and serve for one year or until the next annual meeting of shareholders.  The new bylaws do not prohibit cumulative voting or anticipate having the position of advisory director.  Special meetings may be held whenever called by the chairman, the president or any 3 directors (instead of by any 2 directors).  The provisions on removal of directors and vacancy were deleted.  The indemnification of officers and directors to the full extent authorized by Texas law is now contained in Article II, Section 7 instead of in Article VII, Section 7.7.

TNP bylaws now contain a new Article III on contracts and negotiable instruments which discusses authorized signatories and shareholder ratification of certain contracts or acts.  Article IV of the new bylaws provides that the officers of TNP shall be a president, secretary, treasurer, controller and one or more vice presidents elected annually by the board of directors.  Article V, Section 4 provides that record dates may be fixed and stock transfer books may be closed for not more than 30 days nor less than 10 days before any shareholder meeting (instead of not more than 50 days as in sections 2.9 and 6.6 of the old bylaws).

Officers of TNMP and TNP

On August 5, 2005, the Boards of Directors of TNMP and TNP confirmed that J. R. Loyack, Senior Vice President and Chief Financial Officer of PNMR and PNM, will also serve as the Chief Financial Officer of TNMP and TNP, respectively, and that T. G. Sategna, Vice President and Corporate Controller and Chief Accounting Officer of PNMR and PNM, will also serve as Chief Accounting Officer for TNMP and TNP, respectively.

Item 6.  Exhibits

(a)    Exhibits

(3.1)	Articles of Incorporation of TNP, as amended through July 7, 2005.

(3.2)	Bylaws of TNP adopted on August 4, 2005.

(31.1)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(31.2)	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

  the results of any future regulatory proceedings,

  the payment of dividends by Texas-New Mexico Power Company (TNMP), First Choice Power, L.P. (FCP) or First Choice Power Special Purpose, L.P. (FCPSP) (FCP and FCPSP collectively, First Choice);

  the ability of First Choice to attract and retain customers;

  price fluctuations in the electric power and natural gas markets;

  changes in Electric Reliability Council of Texas (ERCOT) protocols;

  changes to First Choice purchased power costs resulting from the ERCOT settlement process;

  collections experience;

  the risks that the businesses of TNP and PNMR will not be integrated successfully after the PNM Transaction;

  the risk that the benefits of the PNM Transaction will not be fully realized or will take longer to realize than expected;

  the risk that disruption from the PNM Transaction will make it more difficult to maintain relationships with customers, employees, suppliers or other third parties;

  interest rates;

  weather;

  changes in supply and demand in the market for electric power;

  market liquidity;

  the competitive environment in the electric and natural gas industries;

  state and federal regulatory and legislative decisions and actions;

  the effects of accounting pronouncements that may be issued periodically;

  insurance coverage available for claims made in litigation;

  general business and economic conditions;

  the outcome of legal proceedings and the performance of state, regional and national economies;

  and other factors described from time to time in TNP's reports filed with the Securities and Exchange Commission.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TNP Enterprises, Inc.
(Registrant)

Date: August 8, 2005	/s/ Thomas G. Sategna
Thomas G. Sategna
Vice President and Controller
(Officer duly authorized to sign this report)